Form 10-Q
period 2006-03-31
Global Logistics Acquisition CORP
filed 2006-05-09
CIK 1338401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED March 31, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 1-32735

GLOBAL LOGISTICS ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	43-2089172 (I.R.S. Employer Identification No.)
330 MADISON AVENUE, SIXTH FLOOR
NEW YORK, NY 10017
(Address of principal executive office)
(646) 495-5155
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) YES ☑ NO ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares of the issuer’s Common Stock, $0.0001 par value, outstanding as of May 5, 2006 was 13,500,000.

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION
Item 1 Financial Statements
Condensed Balance Sheets — as of March 31, 2006 (unaudited) and as of December 31, 2005	2

Condensed Statements of Operations (unaudited) — Three Months Ended March 31, 2006 and From	3
September 1, 2005 (Date of Inception) through March 31,2006

Condensed Statements of Changes in Common Stockholders’ Equity — From September 1, 2005	4
(Date of Inception) through December 31, 2005 and (unaudited) Three Months Ended March 31,2006

Condensed Statements of Cash Flows (unaudited) — Three Months Ended March 31, 2006 and	5
From September 1, 2005 (Date of Inception) through March 31,2006

Notes to Unaudited Financial Statements	6-9

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operation	9

Item 3 Quantitative and Qualititative Disclosures about Market Risk	12

Item 4 Controls and Procedures	13

PART II OTHER INFORMATION
Item 1 Legal Proceedings	13

Item 1A Risk Factors	13

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3 Defaults upon Senior Securities	28

Item 4 Submission of Matters to a Vote of Security Holders	28

Item 5 Other Information	28

Item 6 Exhibits	28

SIGNATURES	30

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Condensed Balance Sheets

	March 31, 2006
	(Unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,458,330	$93,543
Miscellaneous Receivable	0	19,000
Prepaid Expenses	139,546	0

Total Current Assets	1,597,876	112,543

Investments in marketable securities held in Trust Account	84,847,594	0
Deferred Tax Asset	45,000	0
Deferred offering costs	0	351,197

Total assets	$86,490,470	$463,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts Payable — related party	$0	$50,000
Accrued Offering Expenses	17,500	112,740
Accrued Expenses	205,651	1,000
Note Payable — related party	0	300,000
Deferred Underwriting Fees	2,640,000	0

Total current liabilities	2,863,151	463,740

COMMITMENTS AND CONTINGENCIES (Note G)
Common stock, subject to possible conversion 2,199,999 shares	16,895,992	0
Interest attributable to common stock, subject to possible conversion (net of taxes of $33,708)	39,811	0

STOCKHOLDERS’ EQUITY
Preferred stock—$.0001 par value; 1,000,000 shares authorized; none issued and outstanding	0	0
Common stock—$.0001 par value; 400,000,000 shares authorized; 13,500,000 and 2,500,000 issued and outstanding at March 31, 2006 and December 31, 2005, respectively (including 2,199,999 subject to conversion at March 31, 2006)	1,350	250
Additional paid-in capital	66,601,075	750
Retained earnings (deficit) accumulated during the development stage	89,091	(1,000)

Total stockholders’ equity	66,691,516	0

Total liabilities and stockholders’ equity	$86,490,470	$463,740

See notes to condensed financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Condensed Statements of Operations
(Unaudited)

		September 1, 2005
		(Date of Inception)
	Three Months Ended	Through March 31,
	March 31, 2006	2006

Formation costs	—	$(1,000)
Operating costs	$(160,377)	(160,377)

Loss from operations	(160,377)	(161,377)

Other Income:
Interest income – Trust	367,594	367,594
Interest income – Other	5,685	5,685

Income before provision for income taxes	$212,902	$211,902

Provision for income taxes:
Current	(128,000)	(128,000)
Deferred	45,000	45,000

Net income	$129,902	$128,902

Less: Interest income attributable to common stock subject to possible conversion (net of taxes of $33,708)	(39,811)	(39,811)

Net income attributable to common stockholders not subject to possible conversion	$90,091	$89,091

Weighted average number of shares outstanding
Basic	7,177,778
Diluted	8,244,221

Net income per share
Basic	$0.02
Diluted	0.02

Weighted average number of shares outstanding exclusive of shares subject to possible conversion
Basic	6,242,223
Diluted	7,308,666

Net income per share not subject to possible conversion
Basic	$0.01
Diluted	0.01

See notes to condensed financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Condensed Statements of Changes in Common Stockholders’ Equity
For the period September 1, 2005 (Date of Inception) through March 31, 2006

				Retained
				Earnings
				(Deficit)
				Accumulated
				During the
			Additional Paid-In	Development
	Shares	Amount	Capital	Stage	Total
Balance—September 1, 2005 (date of inception)
Shares issued to founders on September 22, 2005	2,500,000	$250	750		$1,000
Net loss for the period ended December 31, 2005				$(1,000)	(1,000)

Balance—December 31, 2005	2,500,000	$250	$750	$(1,000)	$—
Sale of 11,000,000 units, net of underwriter’s discount and offering expenses (including 2,199,999 shares subject to possible conversion)	11,000,000	1100	80,996,317		80,997,417
Proceeds subject to possible conversion of 2,199,999 shares			(16,895,992)		(16,895,992)
Proceeds from Sale of Warrants to Founders			2,500,000		2,500,000
Accretion of trust fund relating to common stock subject to possible conversion for the three months ended March 31, 2006 (net of taxes of $33,708)				(39,811)	(39,811)
Net income for the three months ended March 31, 2006				129,902	129,902

Balance—March 31, 2006 (unaudited)	13,500,000	$1,350	$66,601,075	$89,091	$66,691,516

See notes to condensed financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Condensed Statements of Cash Flows
(Unaudited)

		September 1, 2005
	Three Months	(Date of Inception)
	Ended March 31,	Through March
	2006	31, 2006
Cash flows from operating activities:
Net income	$129,902	$128,902
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in:
Miscellaneous Receivable	19,000	—
Prepaid Expenses	(139,547)	(139,547)
Accounts Payable — related party	(50,000)	-
Accrued Offering Expenses	(10,000)	(10,000)
Accrued Expenses	204,652	205,652
Deferred Tax Asset	(45,000)	(45,000)

Net cash provided by operating activities	109,007	140,007

Cash flows from investing activities:
Principal deposited into Trust Account	(84,480,000)	(84,480,000)
Purchase of investments in a Fund	(367,594)	(367,594)

Net cash used in investing activities	(84,847,594)	(84,847,594)

Cash flows from financing activities:
Proceeds from note payable to related parties	—	300,000
Repayment of payable to related parties	(300,000)	(300,000)
Proceeds from sale of shares to founders	—	1,000
Proceeds from public offering	88,000,000	88,000,000
Cost of offering	(4,096,626)	(4,335,083)
Proceeds from sale of warrants to Founders	2,500,000	2,500,000

Net cash provided by financing activities	86,103,374	86,165,917

Net increase in cash and cash equivalents	1,364,787	1,458,330
Cash and cash equivalents — beginning of period	93,543	—

Cash an cash equivalents — end of period	$1,458,330	$1,458,330

Supplemental non-cash activity:
Accrual of offering cost	17,500	17,500
Accrual of deferred underwriter fees	2,640,000	2,640,000
Accretion of Trust relating to common stock subject to possible conversion	39,811	39,811
Cash paid during the period
Income Taxes	605	605
See notes to condensed financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Notes to Condensed Financial Statements
(Unaudited)
March 31, 2006
NOTE A—BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of Global Logistics Acquisition Corporation (the “Company”) and its results of operations and cash flows for the interim period presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with Global Logistics Acquisition Corporation’s audited financial statements for the period from September 1, 2005 (Date of Inception) to March 1, 2006 included in Global Logistics Acquisition Corporation’s Current Report on Form 8-K (File No. 1-32735) filed on March 7, 2006. The results of the Company’s operations for the interim period are not necessarily indicative of the operating results for the full year.
NOTE B—ORGANIZATION AND BUSINESS OPERATIONS
The Company was incorporated in Delaware on September 1, 2005. The Company was formed to serve as a vehicle for the acquisition of one or more operating businesses in the transportation and logistics sector and related industries through a merger, capital stock exchange, asset acquisition or other similar business combination. The Company has neither engaged in any operations nor generated any revenue to date other than interest income earned on the proceeds of our initial public offering. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end.
The registration statement for the Company’s initial public offering of 10,000,000 units, each consisting of one share of common stock, par value $.0001, and one warrant exercisable for an additional share of common stock (“Offering”) was declared effective on February 15, 2006. The Company consummated the Offering on February 21, 2006. In addition, the underwriters exercised their over-allotment option for an additional 1,000,000, which units were issued on March 1, 2006. In total, the Company recorded net proceeds of approximately $80,997,000 after deducting underwriting discounts and commissions (including $2,640,000 of deferred underwriting discounts and commissions) and offering expenses. The Company’s management has broad discretion with respect to the specific application of the net proceeds of our offering of Units (as defined in Note D below), although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) one or more operating businesses in the transportation and logistics sector and related industries (“Business Combination”). The operating businesses that we acquire in such Business Combination must have, individually or collectively, a fair market value equal to at least 80% of the balance in the Trust Account (excluding deferred underwriting discounts and commissions of $2,640,000) at the time of such acquisition. At March 31, 2006, approximately $84,847,594 ($2,640,000 of which consists of deferred underwriting discounts and commissions) of the net proceeds inclusive of interest earned is being held in a trust account (“Trust Account”) and is invested in one or more money market funds which invest in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a registered credit rating agency at the time of the acquisition until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 20% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering) vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.
With respect to a Business Combination which is approved and consummated (that is, less than 20% of the outstanding stock, excluding, for this purpose, those shares of common stock issued prior to the Offering, vote against the Business Combination), any public stockholder who voted against the Business Combination may demand that the Company convert his or her shares (excluding warrants which are traded separately). The per share conversion price will equal the amount in the Trust Account (net of any taxes on earnings in the Trust Account), calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by public stockholders at the consummation of the Offering. Accordingly, public stockholders holding less than 20% of the aggregate number of shares owned by all public stockholders may seek conversion of their shares even in the event a Business Combination is approved. As a result, a portion of the net proceeds from the Offering (19.99% of the amount held in the Trust Account) inclusive of interest, but net of taxes has been classified as common stock subject to possible conversion in the accompanying March 31, 2006 balance sheet.
In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (or within 24 months after the consummation of the Offering if a letter of intent, agreement in principle or definitive agreement was executed within such 18-month period) the proceeds held in the Trust Account will be distributed pro rata to the Company’s public stockholders, excluding the initial stockholders to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering discussed in Note D).
NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
[1] Cash and Cash Equivalents:
Cash equivalents consist of investments in one or more money market funds which invest principally in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized rating agency at the time of acquisition.
[2] Fair value of financial instruments:
The carrying amounts of the Company’s financial assets, including cash and cash equivalents and investments held in the Trust Account approximate fair value because of their short term maturities.
[3] Earnings per common share:
Basic earnings per common share for all periods is computed by dividing the earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period.
[4] Income Taxes:
Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.
[5] Deferred offering costs:
At December 31, 2005 deferred offering costs consisted of legal, accounting, filing and miscellaneous fees related to the Offering and were charged to stockholder’s equity upon completion of the Offering.
[6] Use of estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
NOTE D— INITIAL PUBLIC OFFERING
On February 21, 2006 the Company sold 10,000,000 units (“Units”) in the Offering for $8.00 per Unit. Each Unit consisted of one share of the Company’s common stock, $.0001 par value (“Shares”), and one redeemable common stock purchase warrants (“Warrants”). On March 1, 2006, pursuant to the underwriter over-allotment option, the Company sold an additional 1,000,000 Units for $8.00 per Unit. Each Unit consisted of one share of the Company’s common stock, $.0001 par value, and one redeemable common stock purchase warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (a) February 15, 2007 or (b) the completion of a Business Combination, and expiring February 15, 2011. The Warrants are redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. All of the Company’s initial stockholders have certain registration rights.
NOTE E—ACCOUNTS PAYABLE AND NOTE PAYABLE — RELATED PARTY
Blue Line Advisors, Inc. (“Blue Line”), a private company wholly-owned and controlled by the Company’s chief executive officer and president, Gregory Burns, had advanced a total of $430,000 to the Company through February 21, 2006 which was used to pay a portion of the expenses of the Offering including the SEC registration fee, NASD registration fee, AMEX fees, legal and accounting fees and expenses. These advances were made in three installments: 1) a $50,000 direct payment for pre-offering expenses, reflected as an accounts payable to Blue Line , 2) a $300,000 unsecured promissory note issued to Blue Line and 3) a $80,000 direct payment of AMEX fees, reflected as an accounts payable to Blue Line. In accordance with its term, the $300,000 was repaid on February 22, 2006 from the proceeds of the Offering. In addition, on February 22, 2006, the Company reimbursed Blue Line the $130,000 of expenses incurred on behalf of the Company.
NOTE F — INVESTMENTS HELD IN THE TRUST ACCOUNT
The company holds investments in one or more money market funds which invest principally in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized rating agency at the time of acquisition, which are carried at market value.
NOTE G — RELATED PARTY TRANSACTIONS
Commencing on February 21, 2006, the Company has agreed to pay Blue Line $7,500 per month for office space and administrative support services. Upon the earlier of the completion of a Business Combination and the liquidation of the Trust Account, the Company will not be required to pay these monthly fees.
NOTE H — COMMITMENT AND CONTINGENCIES
In connection with the Offering, the Company agreed to pay underwriting discounts and commissions equal to 7.0% of the gross offering proceeds of the Offering. The underwriters agreed to defer the collection of a portion of these underwriting discounts and commissions totaling 3.0% of the gross offering proceeds and have placed the deferred portion of these fees into the Company’s Trust Account. Such fees will be paid only upon completion of an initial business combination. Accordingly, at March 31, 2006 the Company has accrued deferred underwriting discounts and commissions of $2,640,000. The underwriters have agreed to waive any deferred underwriting discounts and commissions with respect to any shares public stockholders have elected to convert into cash pursuant to conversion rights discussed in Note B.
The initial stockholders collectively purchased a total of 2,272,727 warrants concurrently with the closing of the Offering at a price of $1.10 per warrant. The warrants were not issued as part of a unit or together with any other security. The initial stockholder warrants were purchased separately in a concurrent private placement that closed in conjunction with the Offering. The net proceeds from the sale of the initial stockholder warrants were aggregated together with the net proceeds of the Offering, all of which is held in the Trust Account pending completion of one or more business combinations. If the Company fails to complete a Business Combinations, the net proceeds from the sale of the initial stockholder warrants will be distributed upon liquidation in the same manner as the net proceeds of the Offering held in the Trust Account.
The initial stockholder warrants are subject to sale and transfer restrictions until the earlier of the completion of a business combination, and the distribution of the Trust Account to the public stockholders. Commencing on the date the initial stockholder warrants become exercisable, such warrants and the underlying common stock will be entitled to registration rights under an agreement with the Company. The initial stockholders are permitted to transfer the initial stockholder warrants in certain limited circumstances, such as upon their death, but the transferees receiving such warrants will be subject to the same transfer restrictions imposed on the initial stockholders. With those exceptions, the initial stockholder warrants have terms and conditions that are identical to those of the warrants that were sold as part of the units in the Offering.
NOTE I — INCOME TAXES
Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset for the tax effect of temporary differences, aggregating $99,021 at March 31, 2006. The amount of temporary differences relating to start up costs and organization costs amounted to $98,021 and $1,000, respectively.
The current and deferred components of taxes are comprised of the following:

Three Months
Ended
March 31, 2006
Current Tax Provision
Federal	$75,000
State and Local	$53,000

Total Current Tax Provision	$128,000

Deferred income tax provision (benefit)
Federal	$(27,000)
State	$(18,000)

Total Deferred Tax Provision	$(45,000)

Total provision for taxes	$83,000

The sources of deferred tax assets as of March 31, 2006 are as follows:

Organization Costs	$500
Startup Costs	44,500

Total non-current deferred tax assets	$45,000
Valuation Allowance	0

Net deferred tax assets	45,000

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS

The information contained in this section should be read in conjunction with our financial statements and related notes and schedules thereto appearing elsewhere in this Quarterly Report. This Quarterly Report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation:
•	economic downturns or recessions may impair our prospects for finding a suitable target business for a business combination or the financial condition of a target business once identified;

•	competition from other entities seeking to acquire or make an investment in the transportation-related sector may adversely affect our ability to identify a suitable target business for a business combination or to negotiate an attractive price at which to acquire a target business once identified;

•	a contraction of available credit and/or an inability to access the equity markets could impair our ability to finance or consummate a business combination;

•	the risks associated with the possible disruption of the Company’s search for a target business due to terrorism; and

•	the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and Exchange Commission, including our Form 10-Ks, Form 10-Qs and Form 8-Ks.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. We undertake no obligation to update such statements to reflect subsequent events.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and schedules thereto.
Global Logistics Acquisition Corp. (the “Company”) was incorporated in Delaware on September 1, 2005. The Company was formed to serve as a vehicle for the acquisition of one or more operating businesses in the transportation and logistics sector and related industries through a merger, capital stock exchange, asset acquisition or other similar business combination. We intend to use cash derived from the net proceeds of our initial public offering, together with any additional financing arrangements that we may undertake, to effect a Business Combination.
The registration statement for the Company’s initial public offering of 10,000,000 units, each consisting of one share of common stock, par value $.0001, and one warrant exercisable for an additional share of common stock (“Offering”) was declared effective February 15, 2006. The Company consummated the Offering on February 21, 2006. In addition, the underwriters exercised their over-allotment option for an additional 1,000,000 units. The Company consummated the exercise of the over-allotment option on March 1, 2006. In total, the Company recorded net proceeds of approximately $80,997,000 after deducting offering expenses of approximately $845,000 and underwriting discounts and commissions (including deferred underwriting discounts and commissions of $2,640,000) of $6,160,000. Of this amount, $79,340,000 was placed in trust, with approximately $1,655,000 remaining available for locating and evaluating potential acquisition candidates and for general corporate purposes. In addition, deferred underwriting discounts and commissions of $2,640,000 and proceeds from the sale of warrants to the founders totaling $2,500,000 have been placed in the Trust Account.
We will use substantially all of the net proceeds not held in trust discussed above to acquire one or more operating businesses, including identifying and evaluating prospective acquisition candidates, selecting one or more operating businesses, and structuring, negotiating and consummating the Business Combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses, if any. However, we may not use all of the proceeds held in the Trust Account in connection with a Business Combination, either because the consideration for the Business Combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue. In that event, the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses. The operating businesses that we acquire in such Business Combination must have, individually or collectively, a fair market value equal to at least 80% of the balance in the Trust Account (excluding deferred underwriting discounts and commissions of $2,640,000) at the time of such acquisition.
We may issue additional capital stock or debt securities to finance a business combination. The issuance of additional capital stock, including upon conversion of any convertible debt securities we may issue, or the incurrence of debt, could have material consequences on our business and financial condition. The issuance of additional shares of our capital stock (including upon conversion of convertible debt securities):
•	may significantly reduce the equity interest of our stockholders;

•	will likely cause a change in control if a substantial number of our shares of common stock or voting preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may also result in the resignation or removal of one or more of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.
Similarly, if we issue debt securities, it could result in:
•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach the covenants contained in any debt securities, such as covenants that require the satisfaction or maintenance of certain financial ratios or reserves, without a waiver or renegotiation of such covenants;

•	an obligation to immediately repay all principal and accrued interest, if any, upon demand to the extent any debt securities are payable on demand; and

•	our inability to obtain additional financing, if necessary, to the extent any debt securities contain covenants restricting our ability to obtain additional financing while such security is outstanding, or to the extent our existing leverage discourages other potential investors.
Through March 31, 2006, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of our initial public offering. As of March 31, 2006, approximately $84,850,000 was held in trust (including $2,640,000 of deferred underwriting discounts and commissions) and we had approximately $1,460,000 of our offering proceeds not held in trust remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.
For the three months ended March 31, 2006, we earned approximately $373,000 in interest income. All of our funds in the Trust Account are invested in one or more money market funds which invest principally in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized rating agency at the time of acquisition. The Fund has a dollar-weighted average portfolio maturity of 90 days or less.
RESULTS OF OPERATIONS — LIQUIDITY AND CAPITAL RESOURCES
For the three months ended March 31, 2006, we incurred an aggregate of approximately $717,500 in expenditures, which have been or will be paid out of the proceeds of our initial public offering not held in trust, with the exception of taxes on interest earned in the Trust Account, for the following purposes:
•	$430,000 for repayment of the accounts payable and note payable to Blue Line Advisors, Inc., a private company wholly-owned by the Company’s chief executive officer and president, Gregory Burns;

•	$150,000 for estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	$45,000 for franchise fees;

•	$45,000 of expenses for organizational activities including IPO marketing expenses, creation of the Company’s website, etc.;

•	$25,000 of expenses for due diligence and investigation of prospective target businesses;

•	$7,500 for premiums associated with our directors and officers liability insurance;

•	$7,500 of expenses in legal, accounting and filing fees relating to our SEC reporting obligations and general corporate matters; and

•	$7,500 for miscellaneous expenses.
We believe we will have sufficient available funds outside of the trust fund to operate through February 21, 2008, assuming that a business combination is not consummated during that time. However, we cannot assure you this will be the case. Over this time period, we currently anticipate incurring expenses for the following purposes:
•	due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

•	structuring and negotiating a business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses.

•	other miscellaneous expenses
SUBSEQUENT EVENTS
On April 21, 2006, the Company voluntarily allowed holders of the Company’s units to separately trade the common stock and warrants included in such units as of such date. The common stock and warrants are quoted on the American Stock Exchange under the symbols GLA and GLA.WS, respectively.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have determined that we currently are not subject to any critical accounting policies.
Item 3. — Quantitative and Qualitative Disclosures about Market Risk
To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and the identification of a target business; we have neither engaged in any operations nor generated any revenues (other than interest earned on the proceeds of our initial public offering). As the proceeds from our initial public offering held in trust have been invested in short term investments, our only market risk exposure relates to fluctuations in interest rates.

As of March 31, 2006, approximately $84,850,000 of the net proceeds of our initial public offering was held in trust for the purposes of consummating a business combination. As of March 31, 2006, the proceeds held in trust have been invested in one or more money market funds which invest principally in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized rating agency at the time of acquisition. The Fund has a dollar-weighted average portfolio maturity of 90 days or less. As of March 31, 2006, the effective annualized interest rate payable on our investment was approximately 4.3%. Assuming no other changes to our holdings as of March 31, 2006, a 1% decrease in the underlying interest rate payable on our investments as of March 31, 2006 would result in a decrease of approximately $200,000 in the interest earned on our investments for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.
We have not engaged in any hedging activities since our inception on September 1, 2005. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
Item 4 — Controls and Procedures
As of March 31, 2006, we, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and the Chief Financial Officer of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.
Item 1A – Risk Factors
An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, before making a decision to invest in our securities. If any of the following events occur, our business, financial conditions and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks associated with our business
We are a development stage company with no operating history and, accordingly, you will have no basis upon which to evaluate our ability to achieve our business objective.
We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more operating businesses in the transportation and logistics sector and related industries. We will not generate any revenues (other than interest income on the proceeds of our offering) until, at the earliest, after the consummation of a business combination. We cannot assure you that a business combination will occur.
We may not be able to consummate a business combination within the required time frame, in which case, we would be forced to liquidate.
We must complete a business combination with one or more operating businesses whose fair market value, either individually or collectively, is at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of $2,640,000) at the time of acquisition within 18 months after the consummation of our offering (or within 24 months after the consummation of our offering if a letter of intent, agreement in principle or a definitive agreement has been executed within 18 months after the consummation of our offering and the business combination relating thereto has not yet been consummated within such 18-month period). If we fail to consummate a business combination within the required time frame, we will be forced to liquidate our assets. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination.
If we are forced to liquidate before a business combination and distribute our trust account, our public stockholders will receive less than $8.00 per share upon distribution of the trust account and our warrants will expire worthless.
If we are unable to complete a business combination within the required time frame and are forced to liquidate our assets, the per-share liquidation distribution will be less than $8.00 because of the expenses related to our offering, our general and administrative expenses and the anticipated costs of seeking a business combination. If we were to expend all of the net proceeds of our offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, net of any taxes, and claims of any creditors, the initial per-share liquidation price would be approximately $7.68, or $0.32 less than the per-unit offering price of $8.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. We therefore cannot assure you that the actual per-share liquidation price will not be less than $7.68. Furthermore, there will be no distribution with respect to our outstanding warrants which will expire worthless if we liquidate before the completion of a business combination.
You will not be entitled to protections normally afforded to investors of blank check companies under Federal securities laws and, accordingly, our units will be immediately tradeable and we will have a longer period of time within which to complete a business combination in certain circumstances.
Since the net proceeds of our offering are intended to be used to complete a business combination with one or more operating businesses that have not been identified, we may be deemed to be a “blank check” company under the U.S. Federal securities laws. However, since we have net tangible assets in excess of $5,000,000 and we filed a Current Report on Form 8-K with the SEC following consummation of our offering including an audited balance sheet demonstrating this fact, we believe that we are exempt from rules promulgated by the SEC to protect investors in blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we do not believe we are subject to Rule 419, our units were immediately tradeable and we will have a longer period of time within which to complete a business combination in certain circumstances.
If third parties have claims against us, the net proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than $7.68 per share.
Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they or any other entity providing comparable products or services will execute such agreements. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the net proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and the per-share liquidation price could be less than $7.68 due to claims of such creditors. If we are unable to complete a business combination and are forced to liquidate, James Martell, our chairman, Gregory Burns, our president and chief executive officer and a director, and Mitchel Friedman, our chief financial officer, treasurer and corporate secretary, will be personally liable under certain circumstances (for example, if a vendor does not waive any rights or claims to the trust account) to ensure that the proceeds in the trust account are not reduced by the claims of certain prospective target businesses and vendors or other entities that are owed money by us for services rendered or products sold to us. However, we cannot assure you that Messrs. Martell, Burns and Friedman will be able to satisfy those obligations.
Since we have not currently selected any prospective target businesses with which to complete a business combination, you will be unable to currently ascertain the merits or risks of any particular target business’ operations.
Since we have not yet selected any prospective target businesses, you have no current basis to evaluate the possible merits or risks of any particular target business’ operations. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in our industry or a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors, or that we will have adequate time to complete due diligence. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our offering than a direct investment, if an opportunity were available, in any particular target business.
We will likely seek a business combination with one or more privately-held companies, which may present certain challenges to us, including the lack of available information about these companies and a greater vulnerability to economic downturns.
In accordance with our acquisition strategy, we will likely seek a business combination with one or more privately-held companies. Generally, very little public information exists about these companies, and we are required to rely on the ability of our management team to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, then we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately-held companies frequently have a smaller market presence than do larger competitors. Privately-held companies are, thus, generally more vulnerable to economic downturns and may experience more substantial variations in operating results than do larger competitors. These factors could have a material adverse effect on our financial condition and results of operations subsequent to completion of a business combination, such as a significant reduction in our revenues and net income.
Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.
It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the transaction for any number of reasons including those beyond our control such as that more than 19.99% of our public shareholders vote against the transaction and opt to convert their stock into a pro rata share of the trust account even if a majority of our shareholders approve the transaction. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.
We may issue shares of our capital stock, including through convertible debt securities, to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.
Our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 400,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. There are 373,227,273 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of the outstanding warrants, including the 2,272,727 initial stockholder warrants) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitments to issue any securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of both, including through convertible debt securities, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of preferred stock, including upon conversion of any debt securities:
•	may significantly reduce the equity interest of our investors;

•	will likely cause a change in control if a substantial number of our shares of common stock or voting preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and likely result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition.
Although we have no commitments to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to issue a substantial amount of notes or other debt securities, or opt to incur substantial debt, or a combination of both, to complete a business combination. The issuance of notes or other debt securities, or the incurrence of debt:
•	may lead to default and foreclosure on our assets if our operating revenues after a business combination are insufficient to service our debt obligations;

•	may cause an acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach the covenants contained in the terms of any debt instruments, such as covenants that require the satisfaction or maintenance of certain financial ratios or reserves, without a waiver or renegotiation of such covenants;

•	may create an obligation to immediately repay all principal and accrued interest, if any, upon demand to the extent any debt securities are payable on demand; and

•	may hinder our ability to obtain additional financing, if necessary, to the extent any debt securities contain covenants restricting our ability to obtain additional financing while such security is outstanding, or to the extent our existing leverage discourages other potential investors.
Our ability to be successful after a business combination will be largely dependent upon the efforts of our key personnel, some of whom may join us following a business combination and may be unfamiliar with the requirements of operating a public company. This could lead to various regulatory problems that may adversely affect our operations, including significantly reducing our revenues and net income.
Our ability to successfully effect a business combination will be completely dependent upon the efforts of our key personnel. The future role of our key personnel following a business combination, however, cannot presently be fully ascertained. Specifically, the members of our current management are not obligated to remain with us subsequent to a business combination. We expect most of our management and other key personnel, particularly our chairman of the board, chief executive officer and president, and chief financial officer, treasurer and corporate secretary to remain associated with us following a business combination, which may or may not be included as a condition to a business combination. If we acquire a target business in an all-cash transaction, it would be more likely that current members of management would remain with the combined company if they chose to do so. If a business combination were to be structured as a merger whereby the stockholders of the target company were to control the combined company following a business combination, it may be less likely that our current management would remain with the combined company unless it was negotiated as part of the transaction via the acquisition agreement, an employment agreement or other arrangement. In making the determination as to whether current management should remain with us following the business combination, management will analyze the experience and skill set of the target business’ management and negotiate as part of the business combination that certain members of current management remain if it is believed that it is in the best interests of the combined company post-business combination. In addition, we may employ other personnel following the business combination. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company as well as United States securities laws which could cause us to have to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory problems that may adversely affect our operations, including significantly reducing our revenues and net income.
If our current management were to negotiate to be retained by our company following a business combination as a condition to any potential business combination, such negotiations may result in a conflict of interest.
Our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate mutually agreeable employment terms as part of any such combination, which terms would be disclosed to stockholders in any proxy statement relating to such transaction. The financial interest of our officers and directors could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.
The loss of key executives could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of key executives. We believe that our success depends on the continued service of our key executive management team, at least until we have consummated a business combination. We cannot assure you that such individuals will remain with us for the immediate or foreseeable future. We do not have employment agreements with any of our current executives. The unexpected loss of the services of one or more of these executives could have a detrimental effect on us.
Our officers and directors have limited or no experience in managing “blank check” companies which may have an adverse impact on our prospects, and our ability to consummate a business combination.
Although our officers and directors have experience in consummating acquisitions and managing public companies, our officers and directors do not have experience in managing “blank check” companies. Such limited experience may have an adverse impact on our ability to consummate a business combination.
Our officers and directors may allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.
Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. Each of our officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs. For example, Gregory Burns, our chief executive officer and president, currently serves as the president of Blue Line Advisors, Inc., a private company wholly-owned and controlled by Mr. Burns that provides strategic consulting services to companies in the transportation and logistics sector and related industries. In addition, James Martell, our chairman, currently serves on the board of directors of a number of private companies. While it is our executive officers’ intention to devote a portion of their business time to identifying potential targets and consummating a business combination, the amount of time devoted will vary depending on the potential business combination. Further, their other business affairs could require them to devote more substantial amounts of time to such affairs in excess of their current commitment levels, thereby limiting their ability to devote sufficient time to our affairs. This could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.
Because all of our directors own shares of our securities that will not participate in liquidation distributions, they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.
All of our directors own stock in our company, but have, with respect to those shares of common stock acquired by them prior to our offering, waived their right to receive distributions upon our liquidation in the event we fail to complete a business combination. Additionally, our initial stockholders have purchased, collectively, 2,272,727 initial stockholder warrants concurrently with the closing of our offering in a separate private placement. Those shares and warrants owned by our directors will be worthless if we do not consummate a business combination. The personal and financial interests of our directors may influence their motivation in identifying and selecting target businesses and completing a business combination in a timely manner. Consequently, our directors’ discretion in identifying and selecting suitable target businesses may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.
If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected, and you may find it more difficult to sell our securities.
If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:
•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•	provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as the purchaser’s legal remedies; and

•	obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.
If our common stock becomes subject to these rules, broker-dealers may find it difficult to effect customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may become depressed, and you may find it more difficult to sell our securities.
It is probable that we will only be able to complete one business combination, which may cause us to be solely dependent on a single business and a limited number of products or services.
While we may seek to effect a business combination with more than one target business, our initial business acquisition must be with one or more operating businesses whose fair market value is, individually or collectively, at least equal to 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of $2,640,000) at the time of such acquisition. We may not be able to acquire more than one target business because of various factors, including insufficient financing or the difficulties inherent in consummating the contemporaneous acquisition of more than one operating business. Therefore, it is possible that we will only be able to complete an initial business combination with a single operating business, which may have only a limited number of products or services. The resulting lack of diversification may:
•	result in our dependency upon the performance of a single or small number of operating businesses;

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services; and

•	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.
In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry so as to diversify risks and offset losses. Further, the prospects for our success may be entirely dependent upon the future performance of the initial target business or businesses we acquire.
In addition, since our business combination may entail the contemporaneous acquisition of several operating businesses and may be with different sellers, we will need to convince such sellers to agree that the purchase of their businesses is contingent upon the simultaneous closings of the other acquisitions.
Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.
We expect to encounter intense competition from other entities having a business objective similar to ours, including leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. In addition, we may not have enough cash available from funds outside of the trust account to make deposits or fund a “no-shop” provision in connection with a particular business combination which may cause us to be at a competitive disadvantage in pursuing the acquisition of target businesses. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. Further:
•	our obligation to seek stockholder approval of a business combination may delay the consummation of a transaction;

•	our obligation to convert into cash shares of our common stock in certain instances may reduce the resources available for a business combination; and

•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.
Any of these obligations may place us at a competitive disadvantage in successfully negotiating and completing a business combination.
In addition, because our business combination may entail the contemporaneous acquisition of several operating businesses and may be with several different sellers, we will need to convince such sellers to agree that the purchase of their businesses is contingent upon the simultaneous closings of the other acquisitions.
We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.
Although we believe that the net proceeds of our offering will be sufficient to allow us to consummate a business combination, in as much as we have not yet selected any prospective target businesses, we cannot ascertain the capital requirements for any particular business combination. Our calculations may prove inaccurate, especially if a portion of the available proceeds is used to make a deposit or down payment or fund a “no-shop” provision with respect to a particular proposed business combination or if we expend a significant portion of the available proceeds in pursuit of a business combination that is not consummated. If the net proceeds of our offering prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of target businesses, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing through the issuance of equity or debt securities or other financing arrangements. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure or abandon that particular business combination and seek alternative target business candidates. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target businesses. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target businesses. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.
Our initial stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.
Our initial stockholders, including our officers and directors, collectively own approximately 20% of our issued and outstanding shares of common stock. Additionally, our initial stockholders purchased, collectively, 2,272,727 initial stockholder warrants concurrently with the closing of our offering in a separate private placement. Any exercise of these warrants by our initial stockholders would substantially increase their relative percentage ownership in us.
In connection with the vote required for our initial business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote the shares of common stock owned by them immediately before our offering in accordance with the majority of the shares of common stock voted by the public stockholders; however, they may cast votes with respect to any shares of common stock acquired in connection with or following our offering in any manner as they may determine in their discretion. As a result, an initial stockholder who acquired shares during or after our offering may vote against the proposed business combination with respect to those shares, and retain the right to exercise the conversion rights attributable to such shares in the event that a business combination transaction is approved by a majority of our public stockholders.
Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination. In addition, our initial stockholders and their affiliates and relatives are not prohibited from purchasing units in our offering or shares in the aftermarket, and they will have full voting rights with respect to any shares of common stock they may acquire, either through our offering or in subsequent market transactions. If they do, we cannot assure you that our initial stockholders will not have considerable influence upon the vote in connection with a business combination.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.
In connection with our offering, as part of the units, we issued warrants to purchase 11,000,000 shares of common stock. Additionally, our initial stockholders purchased, collectively, 2,272,727 initial stockholder warrants concurrently with the closing of our offering in a separate private placement. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of a target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.
If our initial stockholders exercise their registration rights, it may have an adverse effect on the market price of our securities and the existence of these rights may make it more difficult to effect a business combination.
Our initial stockholders are entitled to demand that we register, at our expense, the resale of their shares of common stock and initial stockholder warrants in certain circumstances. If our initial stockholders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 2,500,000 shares of common stock, and 2,272,727 warrants, exercisable for 2,272,727 shares of common stock, eligible for trading in the public market. The presence of this additional number of shares of common stock and warrants eligible for trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effect a business combination or increase the cost of a target business, as the stockholders of a particular target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.
The American Stock Exchange may delist our securities which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our securities are listed on the American Stock Exchange, a national securities exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange. Additionally, in connection with our business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time. If the American Stock Exchange delists our securities from trading on its exchange, we could face significant consequences including:
•	reduced liquidity with respect to our securities;

•	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.
If we are deemed to be an investment company under the Investment Company Act of 1940, as amended,

our activities may be restricted, including:
•	restrictions on the nature of our investments; and

•	restrictions on the issuance of our securities, each of which may make it difficult for us to complete a business combination.
In addition, we may have imposed upon us burdensome requirements, including:
•	registration and regulation as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the net proceeds held in trust may only be invested by the trust agent in one or more money market fund, selected by us, which invest principally in either short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized credit rating agency at the time of acquisition or tax exempt municipal bonds issued by governmental entities located within the United States. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.
Our directors, including those who serve on our Audit Committee, may not be considered “independent” under the policies of the North American Securities Administrators Association, Inc. and, therefore, may take actions or incur expenses that are not deemed to be independently approved or independently determined to be in our best interest.
Under the policies of the North American Securities Administrators Association, Inc., an international organization devoted to investor protection, because all of our directors owns shares of our securities and may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, state securities administrators could take the position that such individuals are not “independent.” If this were the case, they would take the position that we would not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Subject to availability of proceeds not placed in the trust account, there is no limit on the amount of out-of-pocket expenses that could be incurred and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. To the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination. In addition, we may opt to make a deposit or down payments or fund a “no-shop” provision with respect to a particular proposed business combination, which may have the effect of reducing the available proceeds not deposited in the trust account for reimbursement of out-of-pocket expenses incurred on our behalf. We will not require, however, that the reimbursement of such out-of-pocket expenses in excess of the available proceeds not deposited in the trust account be included as a condition in any agreement with respect to a business combination. In addition, we will not consider the inclusion of such a condition as a factor in determining whether to proceed with any potential business combination. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not they are deemed to be “independent,” we cannot assure you that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock held by the public stockholders.

We could be liable for up to the amount of the purchase price of the initial stockholder warrants plus interest to our initial stockholders who will purchase such warrants in a private placement that will close concurrently with the closing of this offering.
We have sold in a concurrent private placement 2,272,727 initial stockholder warrants to our initial stockholders. This concurrent private placement of $2,500,000 in initial stockholder warrants is being made in reliance on an exemption from registration under the Securities Act. This exemption requires that there be no general solicitation of investors with respect to the sales of the initial stockholder warrants. If our offering were deemed to be a general solicitation with respect to the initial stockholder warrants, the offer and sale of such warrants would not be exempt from registration and the initial stockholders who purchased such warrants could have a right to rescind their purchases. Rescinding initial stockholders could seek to recover the purchase price paid, with interest, or if they no longer own the securities, to receive damages. The initial stockholder warrant purchase agreement contains provisions under which the initial stockholders waive any and all rights to assert present or future claims, including the right of rescission, against us with respect to their purchase of the initial stockholder warrants.
Risks associated with the transportation and logistics sector and related industries
The transportation and logistics sector and related industries are subject to general economic and business factors, which may adversely impact sales and profitability of a target company.
Historically, economic and market shifts have created cyclical changes in prices, sales volume and margins for the transportation and logistics sector and related industries. These factors include significant increases or rapid fluctuations in fuel costs, excess capacity, surpluses in the market for used equipment, interest rates, fuel taxes, license and registration fees, insurance premiums, self-insurance levels and difficulty attracting and retaining qualified personnel.
In addition, transportation and logistics companies are affected by recessionary economic cycles, changes in inventory levels, and downturns in customers’ business cycles, particularly in market segments and industries where they have a significant concentration of customers. Economic conditions may adversely affect such companies’ customers, their need for transportation and logistics services or their ability to pay for such services. The foregoing factors could materially and adversely impact sales and profitability of a target company with which we might seek a business combination.
A disruption in the supply of or increase in the cost of fuel would lead to higher transportation costs, thereby reducing margins.
Fuel is a significant raw material in the transportation and logistics industries. In recent years there have been disruptions of supply and prices of natural gas and fuel oil have been volatile, currently exceeding historical averages. These fluctuations have historically impacted the costs of companies in the transportation and logistics sector and related industries, often contributing to earnings volatility. While the costs of higher fuel may be passed along to customers in the long-term through fuel surcharges, recent significant increases in fuel prices can be expected to adversely impact businesses in these industries in the near term, and may significantly reduce their profit margins as a result.
Seasonality and the impact of weather can materially affect the operations of transportation and logistics companies, which may have a material adverse effect on the financial condition and results of operations of a target company with which we might seek a business combination, such as a significant reduction in the target company’s revenues and net income.
The productivity of transportation and logistics companies often decreases during the winter season due to reduced demand for transportation and logistics services, as well as the impact of inclement weather upon operations. At the same time, operating expenses generally increase during the winter season as a result of the impact of harsh weather on accident frequency and related liability claims. These seasonal fluctuations may have a material adverse effect on the financial condition and results of operations of a target company with which we might seek a business combination, such as a significant reduction in the target company’s revenues and net income.
Transportation and logistics companies face strong competition, which could impair a target company’s ability to maintain its profitability and to compete with other providers of similar transportation and logistics services.
The transportation and logistics sector, including related industries, is highly fragmented, and a target company will face competition from numerous competitors, domestic and foreign. Numerous factors could impair a target company’s ability to maintain its profitability and to compete with other providers of similar transportation and logistics services. It is likely that some of a target company’s competitors will be large, vertically integrated companies that have greater financial and other resources, greater economies of scale, greater self-sufficiency and lower operating costs that the target company.
Certain shippers may refuse to use the services of non-asset based transportation and logistics companies because they operate primarily through agents or owner-operators, which could materially limit a target company’s ability to expand operations.
Certain high-volume shippers have determined that their freight must be handled by transportation and logistics companies that use company-employed operators and equipment, in order to obtain more control over service standards. We may seek a business combination with a non-asset based transportation and logistics company that operates through agents or owner-operators, rather than maintaining its own equipment and facilities. Such a target company may have difficulty competing for the business of high-volume shippers that prefer company maintained equipment and facilities, which could materially limit its ability to expand operations.
Transportation and logistics companies frequently self-insure for a significant portion of their potential liability for accident liability, workers’ compensation and general liability claims, and the occurrence of one or more significant claims could have a materially adverse impact on such companies’ financial condition and results of operations, such as a significant reduction in the target company’s net income and available capital.
While transportation and logistics companies typically maintain insurance for individual accident liability, workers’ compensation and general liability claims, such insurance is often limited in coverage. Such companies often self-insure for any amounts incurred above the maximum amounts provided under their existing insurance policies. In addition, such companies will often be responsible for all of the legal expenses related to claims, or the portion of claims, that they self-insure. Transportation and logistics companies also may choose not to establish reserves for anticipated losses and expenses related to cargo and property damage claims, as well as accident liability, workers’ compensation and general liability claims.
The nature of transportation and logistics industry is that accidents occur and, when they do, they frequently result in property damage, as well as injuries or death. If a target company with which we might seek a business combination experiences claims that are not covered by its insurance or that exceed its reserves, or if it experience claims for which coverage is not provided, it could increase the volatility of that target company’s earnings and have a materially adverse effect on its financial condition and results of operations, such as a significant reduction in the target company’s net income and available capital.
In order to continue growth, companies operating in the transportation and logistics sector and related industries typically need to increase the volume and revenue per pound of the freight shipped through their system. If a target company fails to increase the volume of the freight shipped through its network or the revenue per pound of the freight shipped, it may be unable to maintain or increase its profitability.
Transportation and logistics companies, and particularly those that maintain their own equipment and facilities, depend in significant part on their ability to increase the amount and revenue per pound of the freight shipped through their network in order to increase revenues and net income from operations. Specifically, many asset-based transportation and logistics companies have significant fixed costs as a result of the equipment and facilities that they are required to maintain. The amount of freight shipped through a potential target company’s network and the revenue per pound it receives depend on numerous factors, many of which are beyond the target company’s control, such as economic conditions and the pricing of its competitors. As a result, there can be no guarantee that the amount of freight shipped or the revenue per pound realized by a target company with which we might seek a business combination will increase or even remain at current levels. If a target company fails to increase the volume of the freight shipped through its network or the revenue per pound of the freight shipped, it may be unable to maintain or increase its profitability.
Transportation and logistics companies must effectively maintain and enhance their information technology systems, or risk losing orders and customers or incurring costs beyond expectations, which could cause a significant redemption in revenues and net income.
Transportation and logistics companies must maintain and enhance their information technology systems to remain competitive and effectively handle higher volumes of freight through their networks. We expect customers of such companies to continue to demand more sophisticated, fully integrated information systems from their transportation and logistics providers. If a target company with which we might seek a business combination was unable to maintain and enhance its information systems to handle its freight volumes and meet the demands of its customers, its business and results of operations will be adversely affected. In addition, if a target company’s information systems are unable to handle higher freight volumes and increased logistics services, its service levels and operating efficiency may decline. This may lead to a loss of customers and a decline in the volume of freight received from customers, which may in turn have a material adverse effect on the target company’s financial condition and results of operations, such as a significant reduction in the target company’s revenues and net income.
Many of the information technology systems utilized within the transportation and logistics sector and related industries are subject to risks that are beyond the control of the companies using such systems, which could cause the failures of such systems and result in a loss of customers or a reduction in demand for a target company’s services.
Many of the information technology systems utilized within the transportation and logistics sector and related industries are dependent upon global communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure that have experienced significant system failures and electrical outages in the past. The systems maintained by many transportation and logistics companies also are susceptible to outages from fire, floods, power loss, telecommunications failures, break-ins and similar events. Moreover, despite the implementation of network security measures, the servers operated by such companies are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. The occurrence of any of these events could disrupt or damage the information technology systems of a target company with which we might seek a business combination and inhibit that company’s internal operations, its ability to provide services to its customers and the ability of its customers to access its information technology systems. This may result in the loss of customers or a reduction in demand for the target company’s services, which could have a material adverse effect on the target company’s financial condition and results of operations, such as a significant reduction in the target company’s revenues and net income.
Potential target companies could have difficulty attracting and retaining agents or owner-operators, as well as freight handlers, which could adversely affect their results of operations and materially reduce their profitability.
Many of the potential target companies with which we may seek a business combination do not maintain their own equipment or facilities, and instead depend on agents or owner-operators for most of their transportation needs. Competition for agents and owner-operators is intense, and sometimes there are shortages of available agents and owner-operators. In addition, many of these potential target companies need a large number of freight handlers to operate their business efficiently. During periods of low unemployment in the areas where a target company’s facilities or terminals are located, it may have difficulty hiring and retaining a sufficient number of freight handlers. If a target company has difficulty attracting and retaining enough qualified owner-operators or freight handlers, it may be forced to increase wages and benefits, which would increase its operating costs. This difficulty may also impede a target company’s ability to maintain its delivery schedules, which could make its service less competitive and force the target company to curtail its planned growth. If labor costs increase, a target company may be unable to offset the increased labor costs by increasing rates without adversely affecting its business. As a result, a target company’s profitability may be materially reduced.
Potential target companies may be reliant upon one or more significant customers, the loss of which could have a material adverse effect on such companies’ financial condition and results of operations, such a significant reduction in their revenues and net income.
Many of the companies operating in the transportation and logistics sector and related industries are dependent upon a limited number of large customers, which often account for a significant portion of total revenues. As a result, we may seek a business combination with a target company that lacks a diverse customer base and is dependent upon one or more significant customers. The loss of one or more of such a target company’s major customers, or a material reduction in services performed for such customers, would likely have a material adverse effect on that target company’s financial condition and results of operations, such as a significant reduction in the target company’s revenues and net income.
The operations of potential target businesses may be harmed by terrorist attacks or current anti-terrorism measures, which could cause a significant reduction in their revenues and net income.
In the aftermath of the terrorist attacks of September 11, 2001, federal, state and municipal authorities have implemented and are implementing various security measures, including checkpoints and travel restrictions on large trucks and fingerprinting of drivers in connection with new hazardous materials endorsements on their licenses. In addition, rail transport services have been subject to increased security requirements as a part of the domestic transportation system. Such existing measures and future measures may have significant costs associated with them that a target company with which we might seek a business combination may be forced to bear. Moreover, large trucks and trains carrying toxic chemicals are a potential terrorist target, and a target business engaged in transporting such toxic chemicals will be obligated to take additional security precautions, including possible capital expenditures, to harden containers for transporting such toxic chemicals.
Transportation and logistics companies are subject to government regulation, and failure to comply with such regulation could result in substantial fines or possible revocation of their authority to conduct operations.
Companies in the transportation and logistics sector and related industries are subject to complex and stringent transportation, environmental, labor, employment and other governmental laws and regulations, and the impact of new laws and regulations that may result from increased security concerns following the events of September 11, 2001. The impact of target companies’ failure to comply with applicable laws, ordinances or regulations could result in substantial fines or possible revocation of their authority to conduct operations.
Operations involving hazardous materials could create environmental liabilities, the cost of which could result in a material adverse effect on a target company’s financial condition, results of operations or its business reputation.
Some of the potential target companies with which we might seek a business combination may engage in activities involving the handling, transportation and storage of chemicals, both liquid and dry, many of which are classified as hazardous materials or hazardous substances. Such target companies may also engage in the creation, storage or discharge and disposal of wastewater that may contain hazardous substances, and the control and discharge of storm-water from industrial facilities which they operate. In addition, such target companies may store diesel fuel and other petroleum products at their facilities. Environmental laws and regulations are complex and address emissions to the air, discharge onto land or water, and the generation, handling, storage, transportation, treatment and disposal of waste materials.

These laws change frequently and generally require companies handling such materials to obtain and maintain various licenses and permits. Environmental laws have tended to become more stringent over time, and most provide for substantial fines and potential criminal sanctions for violations. Some of these laws and regulations are subject to varying and conflicting interpretations.
Any target company which handles hazardous substances is potentially subject to strict, joint and several liability for investigating and rectifying the consequences of spills and other environmental releases of these substances either under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, the Resource Conservation and Recovery Act of 1976, the Superfund Amendments and Reauthorization Act of 1986, and comparable state laws. From time to time, such target companies may incur remedial costs and regulatory penalties with respect to chemical or wastewater spills and releases at their facilities or over the road. We cannot predict with certainty the extent of future liabilities and costs under environmental, health, and safety laws, nor that such liabilities will not result in a material adverse effect on a target company’s financial condition, results of operations or its business reputation.
In addition, such target companies may face liability for alleged personal injury or property damage due to exposure to chemicals and other hazardous substances at their facilities or as the result of accidents and spills. A significant increase in these claims could materially adversely affect a target company’s business, financial condition, operating results or cash flow.
Claims for environmental liabilities arising out of property contamination asserted against transportation and logistics companies may, in some instances, be associated with businesses related to entities or facilities such companies previously acquired and may be based on conduct that occurred prior the acquisition of those entities or facilities. Environmental liabilities relating to any former operations or any entities or facilities a target company has acquired could be identified in the future and give rise to claims against the target company, which could involve significant losses.
A determination by regulators that our agents and owner-operators are employees could expose us to various liabilities and additional costs, which could cause a significant reduction in our net income and available capital.
From time to time, tax and other regulatory authorities have sought to assert that independent contractors in the transportation and logistics industry, such as agents and owner-operators, are employees rather than independent contractors. There can be no assurance that these interpretations and tax laws that consider these persons independent contractors will not change or that these authorities will not successfully assert this position. To the extent we seek a business combination with a non-asset based transportation and logistics company that operates through agents or owner-operators, and such agents or owner-operators are subsequently determined to be employees, that determination could materially increase the target company’s exposure under a variety of federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, as well as its potential liability for employee benefits, and would have a materially adverse effect on its business and operating results, such as a significant reduction in the target company’s net income and available capital.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
The registration statement for the Company’s initial public offering of 10,000,000 units, each consisting of one share of common stock, par value $.0001, and one warrant exercisable for an additional share of common stock (“Offering”) was declared effective February 15, 2006. The Company consummated the Offering on February 21, 2006. In addition, the underwriters exercised their over-allotment option for an additional 1,000,000 units. The Company consummated the exercise of the over-allotment option on March 1, 2006. In total, the Company recorded net proceeds of approximately $80,997,000 after deducting offering expenses of approximately $845,000 and underwriting discounts and commissions (including deferred underwriting discounts and commissions of $2,640,000) of $6,160,000. Of this amount, $79,340,000 was placed in trust, with approximately $1,655,000 remaining available for locating and evaluating potential acquisition candidates and for general corporate purposes. In addition, deferred underwriting discounts and commissions of $2,640,000 and proceeds from the sale of warrants to the founders totaling $2,500,000 have been placed in the Trust Account.

For the three months ended March 31, 2006, we incurred an aggregate of approximately $717,500 in expenditures, which have been or will be paid out of the proceeds of our initial public offering not held in trust, with the exception of taxes on interest earned in the Trust Account, for the following purposes:
•	$430,000 for repayment of the accounts payable and note payable to Blue Line Advisors, Inc., a private company wholly-owned by the Company’s chief executive officer and president, Gregory Burns;

•	$150,000 for estimated taxes incurred as a result of interest income earned on funds currently held in the Trust Account;

•	$45,000 for franchise fees;

•	$45,000 of expenses for organizational activities including IPO marketing expenses, creation of the Company’s website, etc.;

•	$25,000 of expenses for due diligence and investigation of prospective target businesses;

•	$7,500 for premiums associated with our directors and officers liability insurance;

•	$7,500 of expenses in legal, accounting and filing fees relating to our SEC reporting obligations and general corporate matters; and

•	$7,500 for miscellaneous expenses.
As of March 31, 2006, approximately $84,850,000 was held in trust (including $2,640,000 of deferred underwriting discounts and commissions) and we had approximately $1,460,000 of our offering proceeds not held in trust remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.
Item 3 — Defaults upon Senior Securities
Not applicable.
Item 4 — Submission of Matters to a Vote of the Security Holders
Not applicable.
Item 5 — Other Information
On April 21, 2006, the Company voluntarily allowed holders of the Company’s units to separately trade the common stock and warrants included in such units as of such date. The common stock and warrants are quoted on the American Stock Exchange under the symbols GLA and GLA.WS, respectively.
Item 6 — Exhibits

3.1	Amended and Restated Certificate of Incorporation*******

3.2	By-laws****

4.1	Specimen Unit Certificate***

4.2	Specimen Common Stock Certificate***

4.3	Specimen Warrant Certificate (incorporated by reference from Exhibit 4.4)***

4.4	Form of Warrant Agreement entered into by and between The Bank of New York and the Registrant***

10.1	Form of Letter Agreement entered into by and between the Registrant and each of the Initial Stockholders***

10.2	Form of Letter Agreement entered into by and between BB&T Capital Markets, a division of Scott & Stringfellow, Inc., and each of the Initial Stockholders***

10.3	Form of Lock-up Agreement entered into by and between BB&T Capital Markets, a division of Scott & Stringfellow, Inc., and each of the Initial Stockholders******

10.4	Form of Stock Transfer Agency Agreement entered into by and between The Bank of New York and the Registrant***

10.5	Form of Trust Account Agreement entered into by and between The Bank of New York and the Registrant******

10.6	Promissory Note**

10.7	Form of Registration Rights Agreement entered into by and among the Registrant and each of the Initial Stockholders******

10.8	Form of Letter Agreement entered into by and between the Registrant and BB&T Capital Markets, a division of Scott & Stringfellow, Inc.***

10.9	Form of Initial Stockholder Warrant Purchase Agreement, entered into by and among the Registrant and each of the Initial Stockholders.******

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of Audit Committee Charter***

*	Previously filed in connection with Global Logistics Acquisition Corporation’s registration statement on Form S-1 (File No. 333-128591) filed on September 26, 2005.

**	Previously filed in connection with amendment no. 1 to Global Logistics Acquisition Corporation’s registration statement on Form S-1 (File No. 333-128591) filed on November 3, 2005.

***	Previously filed in connection with amendment no. 2 to Global Logistics Acquisition Corporation’s registration statement on Form S-1 (File No. 333-128591) filed on December 15, 2005.

****	Previously filed in connection with amendment no. 3 to Global Logistics Acquisition Corporation’s registration statement of Form S-1 (File No. 333-128591) filed on January 6, 2006.

*****	Previously filed in connection with amendment no. 5 to Global Logistics Acquisition Corporation’s registration statement on Form S-1 (File No. 333-128591) filed on February 6, 2006.

******	Previously filed in connection with amendment no. 6 to Global Logistics Acquisition Corporation’s registration statement on Form S-1 (File No. 333-128591) filed on February 9, 2006.

*******	Previously filed in connection with amendment no. 7 to Global Logistics Acquisition Corporation’s registration statement on Form S-1 (File No. 333-128591) filed on February 14, 2006

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL LOGISTICS ACQUISITION CORP.
Date: May 8, 2006	By:	/s/ Gregory E. Burns

Gregory E. Burns
President and Chief Executive Officer (principal executive officer)

Date: May 8, 2006	By:	/s/ Mitchel S. Friedman

Mitchel S. Friedman
Chief Financial Officer, Treasurer and Corporate Secretary (principal accounting officer)