Form 10-Q
period 2006-06-30
Global Logistics Acquisition CORP
filed 2006-08-21
CIK 1338401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED June 30, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 1-32735
GLOBAL LOGISTICS ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	43-2089172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Yes      ☑           No      ☐
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
The number of shares of the issuer’s Common Stock, $0.0001 par value, outstanding as of August 21, 2006 was 13,500,000.

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION
Item 1 Financial Statements
Condensed Balance Sheets — as of June 30, 2006 (unaudited) and as of December 31, 2005	3

Condensed Statements of Operations (unaudited) — Three Months Ended June 30, 2006, Six Months Ended June 30, 2006 and September 1, 2005 (Date of Inception) through June 30, 2006	4

Condensed Statements of Changes in Common Stockholders’ Equity — From September 1, 2005	5
(Date of Inception) through December 31, 2005 and (unaudited) Six Months Ended June 30, 2006

Condensed Statements of Cash Flows (unaudited) — Six Months Ended June 30, 2006 and	6
From September 1, 2005 (Date of Inception) through June 30, 2006

Notes to Unaudited Condensed Financial Statements	7-10

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operation	10

Item 3 Quantitative and Qualititative Disclosures about Market Risk	12

Item 4 Controls and Procedures	13

PART II OTHER INFORMATION
Item 1 Legal Proceedings	13

Item 1A Risk Factors	13

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 5 Other Information	14

Item 6 Exhibits	15

SIGNATURES	16

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Condensed Balance Sheets

	June 30, 2006
	(Unaudited)	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$1,285,503	$93,543
Misc Receivables	—	19,000
Prepaid Expenses	111,761	—

Total Current Assets	1,397,264	112,543

Investments in marketable securities held in Trust Account	85,427,150	—
Deferred Offering Costs	—	351,197
Deferred Tax Asset	171,000	—

TOTAL ASSETS	$86,995,414	$463,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable — related Party	$—	$50,000
Accrued Expenses	332,451	1,000
Accrued Offering Expenses	—	112,740
Deferred Underwriting Fees	2,640,000	—
Note Payable Related Party	—	300,000

Total Current Liabilities	2,972,451	463,740

COMMITMENTS AND CONTINGENCIES
Common stock, subject to possible conversion 2,199,999 shares	16,895,992	—
Interest attributable to common stock, subject to possible conversion (net of taxes of $120,782)	142,648	—

STOCKHOLDERS EQUITY
Preferred stock — $.0001 par value; 1,000,000 shares authorized; none issues and outstanding	—	—
Common stock — $.0001 par value; 400,000,000 shares authorized; 13,500,000 and 2,500,000 issued and outstanding at June 30, 2006 and December 31, 2005, respectively (including 2,199,999 shares subject to conversion at June 30, 2006)	1,350	250
Additional paid-in capital	66,601,075	750
Retained earnings (deficit) accumulated during the development stage	381,898	(1,000)

Total Stockholders’ Equity	66,984,323	—

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$86,995,414	$463,740

See notes to condensed financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Condensed Statements of Operations
(Unaudited)

			September 1,
			2005
	Three Months	Six Months	(Date of Inception)
	ended	ended	through
	June 30, 2006	June 30, 2006	June 30, 2006
Formation Costs	—	—	$(1,000)
Operating Costs	$(212,292)	$(372,669)	(372,669)

Loss from Operations	(212,292)	(372,669)	(373,669)

Other Income
Interest Income — Trust	949,556	1,317,150	1,317,150
Interest Income — Other	9,456	15,141	15,141

Income Before Provision for Income Taxes	$746,720	$959,622	$958,622

Provision for Income Taxes
Current	477,076	605,076	605,076
Deferred	(126,000)	(171,000)	(171,000)

Net Income	$395,644	$525,546	$524,546

Less: Interest Income attributable to common stock subject to possible conversion (net of taxes of $87,074, $120,782, and $120,782, respectively)	(102,837)	(142,648)	(142,648)

Net Income attributable to common stockholders not subject to possible conversion	$292,807	$382,898	$381,898

Weighted Average Number of Shares Outstanding
Basic	13,500,000	10,356,354
Diluted	16,107,024	12,195,443

Net Income per share
Basic	$0.03	$0.05
Diluted	0.02	0.04

Weighted Average Number of Shares Outstanding Exclusive of Shares Subject to Possible Conversion
Basic	11,300,001	8,785,084
Diluted	13,907,025	10,624,173

Net Income per share
Basic	$0.03	$0.04
Diluted	0.02	0.04
See notes to condensed financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Condensed Statement of Changes in Common Stockholders’ Equity
For the period September 1, 2005 (Date of Inception) through June 30, 2006

				Retained
				Earnings
				(Deficit)
				Accumulated
			Additional	During the
			Paid-In	Development
	Shares	Amount	Capital	Stage	Total
Balance — September 1, 2005 (date of inception)
Shares issued to Founders on September 22, 2005	2,500,000	$250	$750		$1,000
Net loss for the period ended December 31, 2005				$(1,000)	$(1,000)

Balance — December 31, 2005	2,500,000	$250	$750	$(1,000)	—

Sale of 11,000,000 units, net of underwriter’s discount and offering expenses (including 2,199,999 shares subject to possible conversion)	11,000,000	$1,100	$80,996,317	—	$80,997,417
Proceeds subject to possible conversion of 2,199,999 shares			(16,895,992)		(16,895,992)
Proceeds from Sale of Warrants to Founders			2,500,000		2,500,000

Accretion of trust fund relating to common stock subject to possible conversion for the six months ended June 30, 2006 (net of taxes of $120,782)				$(142,648)	$(142,648)
Net Income for the six months ended June 30, 2006				525,546	525,546

Balance — June 30, 2006 (unaudited)	13,500,000	$1,350	$66,601,075	$381,898	$66,984,323

See notes to condensed financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Condensed Statements of Cash Flows
(Unaudited)

		September 1, 2005
	Six Months	(Date of Inception)
	ended	through
	June 30, 2006	June 30, 2006
Cash Flows from Operating Activities:
Net Income	$525,546	$524,546
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in:
Miscellaneous Receivable	19,000	—
Prepaid Expenses	(111,761)	(111,761)
Accounts Payable — Related Party	(50,000)	—
Accrued Expenses	331,451	332,451
Deferred Tax Asset	(171,000)	(171,000)

Net Cash provided by operating activities	543,236	574,236

Cash Flows from Investing Activities:
Principal deposited into Trust Account	(84,480,000)	(84,480,000)
Purchase of investments in a Fund	(947,150)	(947,150)

Net Cash used in investing activities	(85,427,150)	(85,427,150)

Cash Flows from Financing Activities:
Proceeds from note payable to related parties	—	300,000
Repayment of note payable to related parties	(300,000)	(300,000)
Proceeds from sale of shares to Founders	—	1,000
Proceeeds from public offering	88,000,000	88,000,000
Costs of offering	(4,124,127)	(4,362,583)
Proceeds from sale of warrants to Founders	2,500,000	2,500,000

Net Cash provided by financing activities	86,075,873	86,138,417

Net increase in Cash and Cash Equivalents	1,191,959	1,285,503
Cash and Cash Equivalents — beginning of period	93,543	—

Cash and Cash Equivalents — end of period	$1,285,503	$1,285,503

Supplemental non-cash activity:
Accrual of deferred underwriter fees	2,640,000	2,640,000
Accretion of Trust income relating to common stock subject to possible conversion	142,648	142,648
Cash paid during the period
Income taxes	370,605	370,605
See notes to condensed financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Notes to Condensed Financial Statements
(Unaudited)
June 30, 2006
NOTE A—BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of Global Logistics Acquisition Corporation (the “Company”) and its results of operations and cash flows for the interim period presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s audited financial statements for the period from September 1, 2005 (Date of Inception) to March 1, 2006 included in the Company’s Current Report on Form 8-K (File No. 1-32735) filed on March 7, 2006. The results of the Company’s operations for the interim period are not necessarily indicative of the operating results for the full year.
NOTE B—ORGANIZATION AND BUSINESS OPERATIONS
The Company was incorporated in Delaware on September 1, 2005. The Company was formed to serve as a vehicle for the acquisition of one or more operating businesses in the transportation and logistics sector and related industries through a merger, capital stock exchange, asset acquisition or other similar business combination. All activity from September 1, 2005 through February 21, 2006 (the date the Company completed the Offering (defined below)) related to the Company’s formation and initial public offering as described below. Since February 21, 2006, the Company has been searching for a target business to acquire. The Company has not generated any revenue to date other than interest income earned on the proceeds of our initial public offering. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end.
The registration statement for the Company’s initial public offering (“Offering”) of 10,000,000 units, each consisting of one share of common stock, par value $.0001 (“Shares”), and one redeemable common stock purchase warrant (“Warrants”) exercisable for an additional Share, was declared effective on February 15, 2006. The Company consummated the Offering on February 21, 2006. In addition, the underwriters exercised their over-allotment option for an additional 1,000,000 units, which units were issued on March 1, 2006. In total, the Company recorded net proceeds of approximately $80,997,000 after deducting underwriting discounts and commissions (including $2,640,000 of deferred underwriting discounts and commissions) and offering expenses. The Company’s management has broad discretion with respect to the specific application of the net proceeds of our offering of Units (as defined in Note D below), although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating an initial business combination with (or acquisition of) one or more operating businesses in the transportation and logistics sector and related industries (“Business Combination”). The operating businesses that the Company acquires in such Business Combination must have, individually or collectively, a fair market value equal to at least 80% of the balance in the Trust Account (excluding deferred underwriting discounts and commissions of $2,640,000) at the time of such acquisition. At June 30, 2006, approximately $85,427,150 ($2,640,000 of which consists of deferred underwriting discounts and commissions) of the net proceeds inclusive of interest earned is being held in a trust account (“Trust Account”) and is invested in a trust fund which invests in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a registered credit rating agency at the time of the acquisition until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 20% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering) vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.
With respect to a Business Combination which is approved and consummated (that is, less than 20% of the outstanding stock, excluding, for this purpose, those shares of common stock issued prior to the Offering, vote against the Business Combination), any public stockholder who voted against the Business Combination may demand that the Company convert his or her shares (excluding warrants which are traded separately). The per share conversion price will equal the amount in the Trust Account (net of any taxes on earnings in the Trust Account), calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by public stockholders at the consummation of the Offering. Accordingly, public stockholders holding less than 20% of the aggregate number of shares owned by all public stockholders may seek conversion of their shares even in the event a Business Combination is approved. As a result, a portion of the net proceeds from the Offering (19.99% of the amount held in the Trust Account) inclusive of interest, but net of taxes has been classified as common stock subject to possible conversion in the accompanying June 30, 2006 balance sheet.

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
NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
[1] Cash and Cash Equivalents:
Cash equivalents consist of investments in one or more money market funds.
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
[7] New Accounting Pronouncement
The Financial Accounting Standards Board (“FASB”) has issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”), regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 will have on its results of operations and financial position. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings accumulated during the development stage on January 1, 2007.
NOTE D— INITIAL PUBLIC OFFERING
On February 21, 2006, the Company sold 10,000,000 units (“Units”) in the Offering for $8.00 per Unit. Each Unit consisted of one Share and one Warrant. On March 1, 2006, pursuant to the underwriter over-allotment option, the Company sold an additional 1,000,000 Units for $8.00 per Unit. Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (a) February 15, 2007 or (b) the completion of a Business Combination, and expiring February 15, 2011. The Warrants are redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. Under the terms of the warrant agreement, the Company is required to use its best efforts to register these warrants and maintain such registration. After evaluating the Company’s financial statement treatment with respect to the accounting for derivative financial instruments pursuant to FASB’s Emerging Issues Task Force Issue No. 00-19, the Company entered into a First Supplemental Warrant Agreement (the “Supplemental Agreement”), dated August 21, 2006, with The Bank of New York (the “Warrant Agent”), to amend the Warrant Agreement, dated as of February 15, 2006, between the Company and the Warrant Agent in order to clarify that registered holders of the Company’s Warrants do not have the right to receive a net cash settlement or other consideration in lieu of physical settlement in shares of the Company’s Common Stock. All of the Company’s initial stockholders have certain registration rights.

NOTE E—ACCOUNTS PAYABLE AND NOTE PAYABLE — RELATED PARTY
Blue Line Advisors, Inc. (“Blue Line”), a private company wholly-owned and controlled by the Company’s chief executive officer and president, Gregory Burns, had advanced a total of $430,000 to the Company through February 21, 2006 which was used to pay a portion of the expenses of the Offering including the SEC registration fee, NASD registration fee, AMEX fees, legal and accounting fees and expenses. These advances were made in three installments: 1) a $50,000 direct payment for pre-offering expenses, reflected as an accounts payable to Blue Line; 2) a $300,000 unsecured promissory note (“Promissory Note”) issued to Blue Line and 3) a $80,000 direct payment of AMEX fees, reflected as an accounts payable to Blue Line. In accordance with its term, the Promissory Note was repaid on February 22, 2006 from the proceeds of the Offering. In addition, on February 22, 2006, the Company reimbursed Blue Line the additional $130,000 of expenses incurred on behalf of the Company.
NOTE F — INVESTMENTS HELD IN THE TRUST ACCOUNT
The Company holds investments in one or more money market funds which invest principally in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized rating agency at the time of acquisition, which are carried at market value.
NOTE G — RELATED PARTY TRANSACTIONS
Commencing on February 21, 2006, the Company has agreed to pay Blue Line $7,500 per month for office space and administrative support services. Upon the earlier of the completion of a Business Combination or the liquidation of the Trust Account, the Company will not be required to pay these monthly fees.
NOTE H — COMMITMENT AND CONTINGENCIES
In connection with the Offering, the Company agreed to pay underwriting discounts and commissions equal to 7.0% of the gross offering proceeds of the Offering. The underwriters agreed to defer the collection of a portion of these underwriting discounts and commissions totaling 3.0% of the gross offering proceeds and have placed the deferred portion of these fees into the Company’s Trust Account. Such fees will be paid only upon completion of a Business Combination. Accordingly, at June 30, 2006 the Company has accrued deferred underwriting discounts and commissions of $2,640,000. The underwriters have agreed to waive any deferred underwriting discounts and commissions with respect to any shares public stockholders have elected to convert into cash pursuant to conversion rights discussed in Note B.
The initial stockholders collectively purchased a total of 2,272,727 warrants concurrently with the closing of the Offering at a price of $1.10 per warrant. The warrants were not issued as part of a Unit or together with any other security. The initial stockholder warrants were purchased separately in a concurrent private placement that closed in conjunction with the Offering. The net proceeds from the sale of the initial stockholder warrants were aggregated together with the net proceeds of the Offering, all of which is held in the Trust Account pending completion of a Business Combination. If the Company fails to complete a Business Combination, the net proceeds from the sale of the initial stockholder warrants will be distributed upon liquidation in the same manner as the net proceeds of the Offering held in the Trust Account.
The initial stockholder warrants are subject to sale and transfer restrictions until the earlier of the completion of a Business Combination, and the distribution of the Trust Account to the public stockholders. Commencing on the date the initial stockholder warrants become exercisable, such warrants and the underlying common stock will be entitled to registration rights under an agreement with the Company. The initial stockholders are permitted to transfer the initial stockholder warrants in certain limited circumstances, such as upon their death, but the transferees receiving such warrants will be subject to the same transfer restrictions imposed on the initial stockholders. With those exceptions, the initial stockholder warrants have terms and conditions that are identical to those of the warrants that were sold as part of the units in the Offering (Note D).
NOTE I — INCOME TAXES
Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset for the tax effect of temporary differences, aggregating $373,669 at June 30, 2006, 2006. The amount of temporary differences relating to start up costs and organization costs amounted to $372,669 and $1,000, respectively.

The current and deferred components of taxes are comprised of the following:

	Three Months	Six Months
	ended	ended
	June 30, 2006	June 30, 2006
Current Tax Provision
Federal	$301,900	$374,217
State and Local	175,876	231,559

Total Current Tax Position	$477,776	$605,776

Deferred Income Tax Provision (Benefit)
Federal	$(78,000)	$(105,000)
State and Local	(48,000)	(66,000)

Total Current Tax Position	$(126,000)	$(171,000)

Total Provision for Taxes	$351,776	$434,776

The sources of deferred tax assets as of June 30, 2006 are as follows:

Organization Costs		$500
Startup Costs		170,500

Total Non-Current Deferred Tax Assets		$171,000
Valuation Allowance		—

Net Deferred Tax Assets		$171,000

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
Global Logistics Acquisition Corp. (the “Company”) was incorporated in Delaware on September 1, 2005. The Company was formed to serve as a vehicle for the acquisition of one or more operating businesses in the transportation and logistics sector and related industries through a merger, capital stock exchange, asset acquisition or other similar business combination (“Business Combination”). We intend to use cash derived from the net proceeds of our initial public offering, together with any additional financing arrangements that we may undertake, to effect a Business Combination.
The registration statement for the Company’s initial public offering of 10,000,000 units, each consisting of one Share, and one Warrant exercisable for an additional Share was declared effective February 15, 2006. The Company consummated the Offering on February 21, 2006. In addition, the underwriters exercised their over-allotment option for an additional 1,000,000 units. The Company consummated the exercise of the over-allotment option on March 1, 2006. In total, the Company recorded net proceeds of approximately $80,997,000 after deducting offering expenses of approximately $845,000 and underwriting discounts and commissions (including deferred underwriting discounts and commissions of $2,640,000) of $6,160,000. Of this amount, $79,340,000 was placed in trust, with approximately $1,655,000 remaining available for locating and evaluating potential acquisition candidates and for general corporate purposes. In addition, deferred underwriting discounts and commissions of $2,640,000 and proceeds from the sale of warrants to the founders totaling $2,500,000 have been placed in the Trust Account.
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

Through June 30, 2006, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have not generated any revenues, other than interest income earned on the proceeds of our initial public offering. As of June 30, 2006, approximately $85,427,150 was held in trust (including $2,640,000 of deferred underwriting discounts and commissions) and we had approximately $1,285,503 of our offering proceeds not held in trust remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.
For the three months ended June 30, 2006, we earned approximately $950,000 in interest income. All of our funds in the Trust Account are invested in one or more money market funds which invest principally in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized rating agency at the time of acquisition. The Fund has a dollar-weighted average portfolio maturity of 90 days or less.
RESULTS OF OPERATIONS — LIQUIDITY AND CAPITAL RESOURCES
For the three and six months ended June 30, 2006, we disbursed or will disburse an aggregate of approximately $200,000 and $400,000, respectively, out of the proceeds of our initial public offering not held in trust for the following purposes:
•	$70,000 for franchise fees;

•	$30,000 of expenses for organizational activities including IPO marketing expenses, creation of the Company’s website, etc.;

•	$125,000 for premiums associated with our directors and officers liability insurance:

•	$75,000 of expenses for due diligence and investigation of prospective target businesses;

•	$60,000 of expenses in legal, accounting and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses; and

•	$40,000 to Blue Line Advisors, Inc. for office space and administrative support under terms of an administrative support agreement.
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
Item 3. — Quantitative and Qualitative Disclosures about Market Risk
To date, our efforts have been limited to organizational activities and activities relating to our initial public offering and the identification of a target business; we have not generated any revenues (other than interest earned on the proceeds of our initial public offering). As the proceeds from our initial public offering held in the Trust Account have been invested in short term investments, our only market risk exposure relates to fluctuations in interest rates.

As of June 30, 2006, approximately $85,427,150 of the net proceeds of our initial public offering was held in trust for the purposes of consummating a Business Combination. As of June 30, 2006, the proceeds held in trust have been invested in one or more money market funds which invest principally in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized rating agency at the time of acquisition. The Fund has a dollar-weighted average portfolio maturity of 90 days or less. As of June 30, 2006, the effective annualized interest rate payable on our investment was approximately 4.5%. Assuming no other changes to our holdings as of June 30, 2006, a 100 basis point decrease in the underlying interest rate payable on our investments as of June 30, 2006 would result in a decrease of approximately $220,000 in the interest earned on our investments for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.
We have not engaged in any hedging activities since our inception on September 1, 2005. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
Item 4 — Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.
As of June 30, 2006, we, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and the Chief Financial Officer of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles (United States), and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
There have been no changes in our internal control over financial reporting during the six months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.
Item 1A — Risk Factors
We have detailed the risks relating to an investment in our securities in our final prospectus, dated February 15, 2006, under the caption titled “Risk Factors.”. Please refer to that section for disclosures regarding the risks and uncertainties related to our business. There are no material changes from such risk factors except as set forth below:
An effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants and causing such warrants to be practically worthless.
     None of our outstanding warrants will be exercisable and we will not be obligated to issue shares of common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrant is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of our warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless.
If the Securities and Exchange Commission requires a different accounting treatment for our outstanding warrants, it could have an adverse effect on our results of operations.
We believe that our outstanding warrants are properly classified in our financial statements as permanent equity. However, we cannot assure you that the Securities and Exchange Commission will agree with us. If the Securities and Exchange Commission disagrees with our analysis, it could require us to adopt a different accounting treatment for our outstanding warrants. If we were required to do so, it could adversely effect our results of operations.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
The registration statement for the Company’s initial public offering of 10,000,000 units, each consisting of one Share and one Warrant exercisable for an additional Share was declared effective February 15, 2006. The Company consummated the Offering on February 21, 2006. In addition, the underwriters exercised their over-allotment option for an additional 1,000,000 units. The Company consummated the exercise of the over-allotment option on March 1, 2006. In total, the Company recorded net proceeds of approximately $80,997,000 after deducting offering expenses of approximately $845,000 and underwriting discounts and commissions (including deferred underwriting discounts and commissions of $2,640,000) of $6,160,000. Of this amount, $79,340,000 was placed in trust, with approximately $1,655,000 remaining available for locating and evaluating potential acquisition candidates and for general corporate purposes. In addition, deferred underwriting discounts and commissions of $2,640,000 and proceeds from the sale of warrants to the founders totaling $2,500,000 have been placed in the Trust Account.
For the three and six months ended June 30, 2006, we disbursed or will disburse an aggregate of approximately $200,000 and $400,000, respectively, out of the proceeds of our initial public offering not held in trust for the following purposes:
•	$70,000 for franchise fees;

•	$30,000 of expenses for organizational activities including IPO marketing expenses, creation of the Company’s website, etc.;

•	$125,000 for premiums associated with our directors and officers liability insurance:

•	$75,000 of expenses for due diligence and investigation of prospective target businesses;

•	$60,000 of expenses in legal, accounting and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses; and

•	$40,000 to Blue Line Advisors, Inc. for office space and administrative support under terms of an administrative support agreement.
As of June 30, 2006, approximately $85,427,150 was held in trust (including $2,640,000 of deferred underwriting discounts and commissions) and we had approximately $1,285,503 of our offering proceeds not held in trust remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.
Item 5 — Other Information
On April 21, 2006, the Company voluntarily allowed holders of the Company’s units to separately trade the common stock and warrants included in such units as of such date. The common stock and warrants are quoted on the American Stock Exchange under the symbols GLA and GLA.WS, respectively.
On August 15, 2006 the Company filed a Form 12b-25 extending the filing date of this Quarterly Report on Form 10-Q in order to evaluate its financial statement treatment with respect to the accounting for derivative financial instruments pursuant to FASB’s Emerging Issues Task Force Issue No. 00-19. As a result, the Company entered into a First Supplemental Warrant Agreement (the “Supplemental Agreement”), dated August 21, 2006, with The Bank of New York (the “Warrant Agent”), to amend the Warrant Agreement, dated as of February 15, 2006, between the Company and the Warrant Agent in order to clarify that registered holders of the Company’s Warrants do not have the right to receive a net cash settlement or other consideration in lieu of physical settlement in shares of the Company’s Common Stock. A copy of the Supplemental Agreement is attached to this Quarterly Report on Form 10-Q as Exhibit 4.5. The Company believes that the Supplemental Warrant clarified the need to account for a net cash settlement as an asset or liability on the Company’s financial statements; however, no assurance can be given that the SEC will not require a different accounting treatment for the outstanding warrants which could adversely effect the Company’s results of operations.

Item 6 — Exhibits

4.5	First Supplemental Warrant Agreement, dated August 21, 2006, between Global Logistics Acquisition Corporation and The Bank of New York.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL LOGISTICS ACQUISITION CORP.

Date: August 21, 2006	By:	/s/ Gregory E. Burns

Gregory E. Burns President and Chief Executive Officer (principal executive officer)

Date: August 21, 2006	By:	/s/ Kenneth L. Saunders

Kenneth L. Saunders Chief Financial Officer, Treasurer and Corporate Secretary (principal accounting officer)