Form 10-Q
period 2006-09-30
Global Logistics Acquisition CORP
filed 2006-11-13
CIK 1338401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2006.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 1-32735
GLOBAL LOGISTICS ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	43-2089172
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
The number of shares of the issuer’s Common Stock, $0.0001 par value, outstanding as of November 10, 2006 was 13,500,000.

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION
Item 1 Financial Statements
Condensed Balance Sheets — as of September 30, 2006 (unaudited) and as of December 31, 2005	3

Condensed Statements of Operations (unaudited) — Three Months Ended September 30, 2006, Nine Months Ended June Ended September 30, 2006, September 1, 2005 (Date of Inception) through September 30, 2005 and September 1, 2005 (Date of Inception) through September 30, 2006	4

Condensed Statements of Changes in Common Stockholders’ Equity — From September 1, 2005 (Date of Inception) through December 31, 2005 and (unaudited) Nine Months Ended September 30, 2006	5

Condensed Statements of Cash Flows (unaudited) — Nine Months Ended September 30, 2006, From September 1, 2005 (Date of Inception) through September 30, 2005, and From September 1, 2005 (Date of Inception) through September 30, 2006	6

Notes to Unaudited Condensed Financial Statements	7-10

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operation	10

Item 3 Quantitative and Qualitative Disclosures about Market Risk	12

Item 4 Controls and Procedures	13

PART II OTHER INFORMATION
Item 1 Legal Proceedings	13

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 6 Exhibits	15

SIGNATURES	16

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Condensed Balance Sheets

	September 30, 2006
	(Unaudited)	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$1,118,076	$93,543
Misc Receivables	—	19,000
Prepaid Expenses	83,975	—

Total Current Assets	1,202,051	112,543

Investments in marketable securities held in Trust Account	86,469,512	—
Deferred Offering Costs	—	351,197
Deferred Tax Asset	276,000	—

TOTAL ASSETS	$87,947,563	$463,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable — related Party	$—	$50,000
Accrued Expenses	837,811	1,000
Accrued Offering Expenses	—	112,740
Deferred Underwriting Fees	2,640,000	—
Note Payable Related Party	—	300,000

Total Current Liabilities	3,477,811	463,740

COMMITMENTS AND CONTINGENCIES
Common stock, subject to possible conversion 2,199,999 shares	16,895,992	—
Interest attributable to common stock, subject to possible conversion (net of taxes of $216,367)	255,536	—

STOCKHOLDERS EQUITY
Preferred stock — $.0001 par value; 1,000,000 shares authorized; none issues and outstanding	—	—
Common stock — $.0001 par value; 400,000,000 shares authorized; 13,500,000 and 2,500,000 issued and outstanding at September 30, 2006 and December 31, 2005, respectively (including 2,199,999 subject to conversion at September 30, 2006)	1,350	250
Additional paid-in capital	66,601,073	750
Retained earnings (deficit) accumulated during the development stage	715,801	(1,000)

Total Stockholders’ Equity	67,318,224	—

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$87,947,563	$463,740

See notes to condensed financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Condensed Statements of Operations
(Unaudited)

			Sept. 1, 2005	Sept. 1, 2005
			(Date of	(Date of
	Three Months	Nine Months	Inception)	Inception)
	ended	ended	through	through
	Sept. 30, 2006	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006
Formation Costs	—	—	—	(1,000)
Operating Costs	$(229,172)	$(601,841)	$—	$(601,841)

Loss from Operations	(229,172)	(601,841)	—	(602,841)

Other Income
Interest Income — Trust	1,042,362	2,359,512	—	2,359,512
Interest Income — Other	5,789	20,930	—	20,930

Income Before Provision for Income Taxes	$818,979	$1,778,601	$—	$1,777,601

Provision for Income Taxes
Current	477,188	1,082,264	—	1,082,264
Deferred	(105,000)	(276,000)	—	(276,000)

Net Income	$446,791	$972,337	$—	$971,337

Less: Interest Income attributable to common stock subject to possible conversion (net of taxes of $95,585, $216,367, $0, and $216,367, respectively)	(112,888)	(255,536)	—	(255,536)

Net Income attributable to common stockholders not subject to possible conversion	$333,903	$716,801	$—	$715,801

Weighted Average Number of Shares Outstanding
Basic	13,500,000	11,415,751
Diluted	16,075,305	13,502,910

Net Income per share
Basic	$0.03	$0.09
Diluted	0.03	0.07

Weighted Average Number of Shares Outstanding Exclusive of Shares Subject to Possible Conversion
Basic	11,300,001	9,632,602
Diluted	13,875,306	11,719,761

Net Income per share
Basic	$0.03	$0.07
Diluted	0.02	0.06
See notes to condensed financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Condensed Statement of Changes in Common Stockholders’ Equity
For the period September 1, 2005 (Date of Inception) through September 30, 2006

				Retained
				Earnings
				(Deficit)
				Accumulated
			Additional	During the
			Paid-In	Development
	Shares	Amount	Capital	Stage	Total
Balance — September 1, 2005 (date of inception)
Shares issued to Founders on September 22, 2005	2,500,000	$250	$750	—	$1,000
Net loss for the period ended December 31, 2005				$(1,000)	$(1,000)

Balance — December 31, 2005	2,500,000	$250	$750	$(1,000)	—

Sale of 11,000,000 units, net of underwriter’s discount and offering expenses (including 2,199,999 shares subject to possible conversion)	11,000,000	$1,100	$80,996,315	—	$80,997,415
Proceeds subject to possible conversion of 2,199,999 shares	—	—	(16,895,992)	—	(16,895,992)
Proceeds from Sale of Warrants to Founders	—	—	2,500,000	—	2,500,000

Accretion of trust fund relating to common stock subject to possible conversion for the nine months ended September 30, 2006 (net of taxes of $216,367)	—	—	—	$(255,536)	$(255,536)
Net Income for the nine months ended September 30, 2006	—	—	—	972,337	972,337

Balance — September 30, 2006 (unaudited)	13,500,000	$1,350	$66,601,073	$715,801	$67,318,224

See notes to condensed financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Condensed Statements of Cash Flows
(Unaudited)

		Sept. 1, 2005	Sept. 1, 2005
		(Date of	(Date of
	Nine Months	Inception)	Inception)
	ended	through	through
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006
Cash Flows from Operating Activities:
Net Income	$972,337	$—	$971,337
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in:
Miscellaneous Receivable	19,000	(19,000)	—
Prepaid Expenses	(83,975)	—	(83,975)
Accounts Payable — Related Party	(50,000)	—	—
Accrued Expenses	836,811	—	837,811
Deferred Tax Asset	(276,000)	—	(276,000)

Net Cash provided by operating activities	1,418,173	(19,000)	1,449,173

Cash Flows from Investing Activities:
Principal deposited into Trust Account	(84,480,000)	—	(84,480,000)
Purchase of investments in a Fund	(1,989,512)	—	(1,989,512)

Net Cash used in investing activities	(86,469,512)	—	(86,469,512)

Cash Flows from Financing Activities:
Proceeds from note payable to related parties	—	300,000	300,000
Repayment of note payable to related parties	(300,000)	—	(300,000)
Proceeds from sale of shares to Founders	—	1,000	1,000
Proceeds from public offering	88,000,000	—	88,000,000
Costs of offering	(4,124,128)	(44,000)	(4,362,585)
Proceeds from sale of warrants to Founders	2,500,000	—	2,500,000

Net Cash provided by financing activities	86,075,872	257,000	86,138,415

Net increase in Cash and Cash Equivalents	1,024,533	238,000	1,118,076
Cash and Cash Equivalents — beginning of period	93,543	—	—

Cash and Cash Equivalents — end of period	$1,118,076	$238,000	$1,118,076

Supplemental non-cash activity:
Accrual of deferred underwriter fees	2,640,000	—	2,640,000
Accretion of Trust income relating to common stock subject to possible conversion
	255,536	—	255,536
Cash paid during the period
Income taxes	370,605	—	370,605
See notes to condensed financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Notes to Condensed Financial Statements
(Unaudited)
September 30, 2006
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
NOTE B—ORGANIZATION AND BUSINESS OPERATIONS
The Company was incorporated in Delaware on September 1, 2005. The Company was formed to serve as a vehicle for the acquisition of one or more operating businesses in the transportation and logistics sector and related industries through a merger, capital stock exchange, asset acquisition or other similar business combination. All activity from September 1, 2005 through February 21, 2006 (the date the Company completed the Offering (defined below)) related to the Company’s formation and the Offering as described below. Since February 21, 2006, the Company has been searching for a target business to acquire. The Company has not generated any revenue to date other than interest income earned on the proceeds of the Offering. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end.
The registration statement for the Company’s initial public offering (“Offering”) of 10,000,000 units, each consisting of one share of common stock, par value $.0001 (“Shares”), and one redeemable common stock purchase warrant (“Warrants”) exercisable for an additional Share, was declared effective on February 15, 2006. The Company consummated the Offering on February 21, 2006. In addition, the underwriters exercised their over-allotment option for an additional 1,000,000 units, which units were issued on March 1, 2006. In total, the Company recorded net proceeds of approximately $80,997,000 after deducting underwriting discounts and commissions (including $2,640,000 of deferred underwriting discounts and commissions) and offering expenses. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating an initial business combination with (or acquisition of) one or more operating businesses in the transportation and logistics sector and related industries (“Business Combination”). The operating businesses that the Company acquires in such Business Combination must have, individually or collectively, a fair market value equal to at least 80% of the balance in the Trust Account (excluding deferred underwriting discounts and commissions of $2,640,000) at the time of such acquisition. At September 30, 2006, approximately $86,469,512 ($2,640,000 of which consists of deferred underwriting discounts and commissions) of the net proceeds inclusive of interest earned is being held in a trust account (“Trust Account”) and is invested in a trust fund which invests in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a registered credit rating agency at the time of the acquisition until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 20% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering) vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.
With respect to a Business Combination which is approved and consummated (that is, less than 20% of the outstanding stock, excluding, for this purpose, those shares of common stock issued prior to the Offering, vote against the Business Combination), any public stockholder who voted against the Business Combination may demand that the Company convert his or her shares (excluding warrants which are traded separately). The per share conversion price will equal the amount in the Trust Account (net of any taxes on earnings in the Trust Account), calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by public stockholders at the consummation of the Offering. Accordingly, public stockholders holding less than 20% of the aggregate number of shares owned by all public stockholders may seek conversion of their shares even in the event a Business Combination is approved. As a result, a portion of the net proceeds from the Offering (19.99% of the amount held in the Trust Account) inclusive of interest, but net of taxes has been classified as common stock subject to possible conversion in the accompanying September 30, 2006 balance sheet.

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
NOTE D— INITIAL PUBLIC OFFERING
On February 21, 2006, the Company sold 10,000,000 units (“Units”) in the Offering for $8.00 per Unit. Each Unit consisted of one Share and one Warrant. On March 1, 2006, pursuant to the underwriters’ over-allotment option, the Company sold an additional 1,000,000 Units for $8.00 per Unit. Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the later of (a) February 15, 2007 or (b) the completion of a Business Combination, and expires February 15, 2011. The Warrants are redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. Under the terms of the warrant agreement governing the Warrants, the Company is required to use its best efforts to register the Warrants and maintain such registration. After evaluating the Company’s financial statement treatment with respect to the accounting for derivative financial instruments pursuant to FASB’s Emerging Issues Task Force Issue No. 00-19, the Company entered into a First Supplemental Warrant Agreement (the “Supplemental Agreement”), dated August 21, 2006, with The Bank of New York (the “Warrant Agent”), to amend the Warrant Agreement, dated as of February 15, 2006, between the Company and the Warrant Agent in order to clarify that registered holders of the Company’s Warrants do not have the right to receive a net cash settlement or other consideration in lieu of physical settlement in shares of the Company’s Common Stock. All of the Company’s initial stockholders have certain registration rights.

NOTE E—ACCOUNTS PAYABLE AND NOTE PAYABLE — RELATED PARTY
Blue Line Advisors, Inc. (“Blue Line”), a private company wholly-owned and controlled by the Company’s chief executive officer and president, Gregory Burns, had advanced a total of $430,000 to the Company through February 21, 2006 which was used to pay a portion of the expenses of the Offering including the SEC registration fee, NASD registration fee, AMEX fees, legal and accounting fees and expenses. These advances were made in three installments: 1) a $50,000 direct payment for pre-offering expenses, reflected as an accounts payable to Blue Line; 2) a $300,000 unsecured promissory note (“Promissory Note”) issued to Blue Line; and 3) a $80,000 direct payment of AMEX fees, reflected as an accounts payable to Blue Line. In accordance with its term, the Promissory Note was repaid on February 22, 2006 from the proceeds of the Offering. In addition, on February 22, 2006, the Company reimbursed Blue Line the additional $130,000 of expenses incurred on behalf of the Company.
NOTE F — INVESTMENTS HELD IN THE TRUST ACCOUNT
The Company holds investments in one or more money market funds which invest principally in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized rating agency at the time of acquisition, which are carried at market value.
NOTE G — RELATED PARTY TRANSACTIONS
Commencing on February 21, 2006, the Company has agreed to pay Blue Line $7,500 per month for office space and administrative support services. Upon the earlier of the completion of a Business Combination or the liquidation of the Trust Account, the Company will no longer be required to pay these monthly fees.
NOTE H — COMMITMENT AND CONTINGENCIES
In connection with the Offering, the Company agreed to pay underwriting discounts and commissions equal to 7.0% of the gross offering proceeds of the Offering. The underwriters agreed to defer the collection of a portion of these underwriting discounts and commissions totaling 3.0% of the gross offering proceeds and have placed the deferred portion of these fees into the Company’s Trust Account. Such fees will be paid only upon completion of a Business Combination. Accordingly, at September 30, 2006, the Company has accrued deferred underwriting discounts and commissions of $2,640,000. The underwriters have agreed to waive any deferred underwriting discounts and commissions with respect to any shares public stockholders have elected to convert into cash pursuant to conversion rights discussed in Note B.
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
NOTE I — INCOME TAXES
Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset of $276,000 for the tax effect of temporary differences, aggregating $602,472 at September 30, 2006. The amount of temporary differences relating to start up costs and organization costs amounted to $601,472 and $1,000, respectively.

The current and deferred components of taxes are comprised of the following:

	Three Months	Nine Months
	ended	ended
	September 30, 2006	September 30, 2006
Current Tax Provision
Federal	$294,351	$668,568
State and Local	182,837	413,695

Total Current Tax Position	$477,188	$1,082,263

Deferred Income Tax Provision (Benefit)
Federal	$(64,000)	$(169,000)
State and Local	(41,000)	(107,000)

Total Current Tax Position	$(105,000)	$(276,000)

Total Provision for Taxes	$372,188	$806,263

The sources of deferred tax assets as of September 30, 2006 are as follows:

Organization Costs		$500
Startup Costs		275,500

Total Non-Current Deferred Tax Assets		$276,000
Valuation Allowance		—

Net Deferred Tax Assets		$276,000

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
Global Logistics Acquisition Corporation (the “Company”) was incorporated in Delaware on September 1, 2005. The Company was formed to serve as a vehicle for the acquisition of one or more operating businesses in the transportation and logistics sector and related industries through a merger, capital stock exchange, asset acquisition or other similar business combination (“Business Combination”). We intend to use cash derived from the net proceeds of our initial public offering, together with any additional financing arrangements that we may undertake, to effect a Business Combination.
The registration statement for the Company’s Offering of 10,000,000 Units, each consisting of one Share, and one Warrant exercisable for an additional Share was declared effective February 15, 2006. The Company consummated the Offering on February 21, 2006. In addition, the underwriters exercised their over-allotment option for an additional 1,000,000 Units. The Company consummated the exercise of the over-allotment option on March 1, 2006. In total, the Company recorded net proceeds of approximately $80,997,000 after deducting offering expenses of approximately $845,000 and underwriting discounts and commissions (including deferred underwriting discounts and commissions of $2,640,000) of $6,160,000. Of this amount, $79,340,000 was placed in the Trust Account, with approximately $1,655,000 remaining available for locating and evaluating potential acquisition candidates and for general corporate purposes. In addition, deferred underwriting discounts and commissions of $2,640,000 and proceeds from the sale of warrants to the founders totaling $2,500,000 have been placed in the Trust Account.
We will use substantially all of the net proceeds not held in the Trust Account discussed above to acquire one or more operating businesses, including identifying and evaluating prospective acquisition candidates, selecting one or more operating businesses, and structuring, negotiating and consummating the Business Combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses, if any. However, we may not use all of the proceeds held in the Trust Account in connection with a Business Combination, either because the consideration for the Business Combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue. In that event, the proceeds held in the Trust Account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses. The operating businesses that we acquire in such Business Combination must have, individually or collectively, a fair market value equal to at least 80% of the balance in the Trust Account (excluding deferred underwriting discounts and commissions of $2,640,000) at the time of such acquisition.
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

Through September 30, 2006, our efforts have been limited to organizational activities, activities relating to the Offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have not generated any revenues, other than interest income earned on the proceeds of the Offering. As of September 30, 2006, approximately $86,469,512 was held in the Trust Account (including $2,640,000 of deferred underwriting discounts and commissions) and we had approximately $1,118,076 of our offering proceeds not held in trust remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.
For the three months ended September 30, 2006, we earned approximately $1,048,151 in interest income. All of our funds in the Trust Account are invested in one or more money market funds which invest principally in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized rating agency at the time of acquisition. The Trust Account has a dollar-weighted average portfolio maturity of 90 days or less.
RESULTS OF OPERATIONS — LIQUIDITY AND CAPITAL RESOURCES
For the three and nine months ended September 30, 2006, we disbursed an aggregate of approximately $170,000 and $570,000, respectively, out of the proceeds of our initial public offering not held in trust for the following purposes:
•	$73,000 for Delaware franchise taxes;

•	$30,000 of expenses for organizational activities including Offering marketing expenses, creation of the Company’s website, etc.;

•	$125,000 for premiums associated with our directors and officers liability insurance:

•	$150,000 of expenses for due diligence and investigation of prospective target businesses;

•	$130,000 of expenses in legal, accounting and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses; and

•	$62,000 to Blue Line Advisors, Inc. for office space and administrative support under terms of an administrative support agreement.
We believe we will have sufficient available funds outside of the Trust Account to operate through February 21, 2008, assuming that a Business Combination is not consummated during that time. However, we cannot assure you this will be the case. Over this time period, we currently anticipate incurring expenses for the following purposes:
•	due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

•	structuring and negotiating a business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses; and

•	other miscellaneous expenses.
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
Item 3. — Quantitative and Qualitative Disclosures about Market Risk
To date, our efforts have been limited to organizational activities and activities relating to the Offering and the identification of a target business; we have not generated any revenues (other than interest earned on the proceeds of the Offering). As the proceeds from the Offering held in the Trust Account have been invested in short term investments, our only market risk exposure relates to fluctuations in interest rates.

As of September 30, 2006, approximately $86,469,512 of the net proceeds of the Offering was held in trust for the purposes of consummating a Business Combination. As of September 30, 2006, the proceeds held in trust have been invested in one or more money market funds which invest principally in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized rating agency at the time of acquisition. The Trust Account has a dollar-weighted average portfolio maturity of 90 days or less. As of September 30, 2006, the effective annualized interest rate payable on our investment was approximately 4.6%. Assuming no other changes to our holdings as of September 30, 2006, a 100 basis point decrease in the underlying interest rate payable on our investments as of September 30, 2006 would result in a decrease of approximately $218,000 in the interest earned on our investments for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.
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
As of September 30, 2006, we, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and the Chief Financial Officer of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
The registration statement for the Company’s Offering of 10,000,000 Units, each consisting of one Share and one Warrant exercisable for an additional Share was declared effective February 15, 2006. The Company consummated the Offering on February 21, 2006. In addition, the underwriters exercised their over-allotment option for an additional 1,000,000 Units. The Company consummated the exercise of the over-allotment option on March 1, 2006. In total, the Company recorded net proceeds of approximately $80,997,000 after deducting offering expenses of approximately $845,000 and underwriting discounts and commissions (including deferred underwriting discounts and commissions of $2,640,000) of $6,160,000. Of this amount, $79,340,000 was placed in the Trust Account, with approximately $1,655,000 remaining available for locating and evaluating potential acquisition candidates and for general corporate purposes. In addition, deferred underwriting discounts and commissions of $2,640,000 and proceeds from the sale of warrants to the founders totaling $2,500,000 have been placed in the Trust Account.

For the three and nine months ended September 30, 2006, we disbursed an aggregate of approximately $170,000 and $570,000, respectively, out of the proceeds of our initial public offering not held in trust for the following purposes:
•	$73,000 for Delaware franchise taxes;

•	$30,000 of expenses for organizational activities including Offering marketing expenses, creation of the Company’s website, etc.;

•	$125,000 for premiums associated with our directors and officers liability insurance:

•	$150,000 of expenses for due diligence and investigation of prospective target businesses;

•	$130,000 of expenses in legal, accounting and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses; and

•	$62,000 to Blue Line Advisors, Inc. for office space and administrative support under terms of an administrative support agreement.
As of September 30, 2006, approximately $86,469,512 was held in the Trust Account (including $2,640,000 of deferred underwriting discounts and commissions) and we had approximately $1,118,076 of our offering proceeds not held in trust remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Item 6 — Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL LOGISTICS ACQUISITION CORPORATION

Date: November 10, 2006	By:	/s/ James J. Martell
James J. Martell
Chairman of the Board of Directors

Date: November 10, 2006	By:	/s/ Gregory E. Burns
Gregory E. Burns
President and Chief Executive Officer (principal executive officer)

Date: November 10, 2006	By:	/s/ Kenneth L. Saunders
Kenneth L. Saunders
Chief Financial Officer, Treasurer and Corporate Secretary (principal accounting officer)