Form 10-K
period 2006-12-31
Global Logistics Acquisition CORP
filed 2007-03-29
CIK 1338401

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number
1-32735
GLOBAL LOGISTICS ACQUISITION CORPORATION
(Name of Issuer in Its Charter)

Delaware	43-2089172
(State of Incorporation)	(I.R.S. Employer I.D. Number)

330 Madison Avenue, 6th Floor,
New York, New York	10017
(Address of principal executive offices)	(zip code)
(646) 495-5155
(Issuer’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units consisting of one share of Common Stock, par value $.0001 per share, and one Warrant	American Stock Exchange
Common Stock, $.0001 par value per share	American Stock Exchange
Warrants to purchase shares of Common Stock	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No ☐
Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☑ No ☐
Issuer’s revenues for the fiscal year ended December 31, 2006 was $0.
As of March 12, 2007, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $87,360,000.
As of March 12, 2007, there were 13,500,000 shares of Common Stock, $.0001 par value per share, outstanding.
Documents Incorporated by Reference: None.

PART I
ITEM 1. BUSINESS
     Global Logistics Acquisition Corporation is a blank check company formed on September 1, 2005 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the transportation and logistics sector and related industries.
     On February 21, 2006, we closed our initial public offering of 10,000,000 units with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $6.00 per share. On March 1, 2006, we consummated the closing of an additional 1,000,000 units which were subject to the over-allotment option. The units from the initial public offering (including the over-allotment option) were sold at an offering price of $8.00 per unit, generating total gross proceeds of $88,000,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering (including the over-allotment option) were approximately $80,997,000, of which $79,340,000 was deposited into the trust account and the remaining proceeds of $1,657,000 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2006, we have used approximately $688,000 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2006, there was $86,342,513 held in the trust fund.
     We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize our cash, including the funds held in the trust account, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.
Selection of a target business and structuring of a business combination
     Subject to the requirement that our initial business combination must be with one or more operating businesses that, individually or collectively, have a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of $2,640,000) at the time of such acquisition, our management has virtually unrestricted flexibility in identifying and selecting prospective target businesses. However, subject to fluctuations in the economy in general, and the transportation and logistics sector and related industries in particular, we are currently concentrating on prospective target businesses with historic or prospective annual revenues of between $100 million and $500 million, that are at or near profitability, and which have recent or potential earnings before interest, taxes, depreciation and amortization of between $8 million and $40 million, in each case assuming an acquisition value that is equivalent to the available net proceeds held in the trust account. We established the above criteria for prospective target businesses based upon the experience of our officers and directors within the transportation and logistics sector and related industries. Our management diligently reviews all of the proposals we receive with respect to prospective target businesses. In evaluating prospective target businesses, our management considers, among other factors, the following:
•	financial condition and results of operation;

•	cash-flow potential;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry by competitors;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.
     The above factors reflect criteria that our management considers material when evaluating a prospective target business. These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination with one or more operating businesses will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating prospective target businesses, we intend to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.
Fair Market Value of Target Business
     The initial target businesses that we acquire must have a fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of $2,640,000), at the time of such acquisition. The fair market value of such businesses will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target businesses have a sufficient fair market value or if a conflict of interest exists with respect to such determination, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc., or NASD, with respect to the satisfaction of such criteria. However, we are not required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target businesses have sufficient fair market value. We expect that any such opinion will be included in our proxy soliciting materials furnished to our stockholders in connection with a business combination, and that such independent investment banking firm will be a consenting expert.
Opportunity for stockholder approval of business combination
     Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and certain required financial information regarding the business.
     In connection with the vote required for our initial business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote the shares of common stock owned by them immediately before the initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders; however, they may cast votes with respect to any shares of common stock acquired in connection with or following the initial public offering in any manner as they may determine in their discretion. As a result, an initial stockholder who acquired shares during or after the initial public offering may vote against the proposed business combination with respect to those shares, and retain the right to exercise the conversion rights attributable to such shares in the event that a business combination transaction is approved by a majority of our public stockholders. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in the initial public offering exercise their conversion rights.
Conversion rights
     At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the net proceeds in the trust account, inclusive of any interest but net of any taxes (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares of common stock sold in the initial public offering. The underwriters have agreed to forego receiving any deferred underwriting discounts and commissions with respect to any shares our public stockholders have elected to convert into cash pursuant to such conversion rights. Based on the balance in the trust account as of December 31, 2006, the per share conversion price would be approximately $7.85. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders, owning 20% or more of the shares sold in the initial public offering, both vote against a business combination, and, subsequently, exercise their conversion rights.
Liquidation if no business combination
     If we do not complete a business combination by August 21, 2007, or by February 21, 2008 if the extension criteria described below have been satisfied, we will be dissolved and will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the net proceeds in the trust account, inclusive of any interest but net of any taxes, plus any remaining net assets. Our initial stockholders have agreed to waive their respective rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination, but only with respect to those shares of common stock acquired by them prior to the initial public offering; they will participate in any liquidation distribution with respect to any shares of common stock acquired in connection with or following the initial public offering. There will be no distribution from the trust account with respect to our warrants, including our initial stockholder warrants, and all rights with respect to our warrants will effectively cease upon our liquidation.
     If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to August 21, 2007, but are unable to complete the business combination prior to this date, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by February 21, 2008, we will then liquidate. Upon notice from us, the trustee of the trust account will commence liquidating the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable time periods.
     Our public stockholders will be entitled to receive funds from the trust account only in the event of our liquidation or if the stockholders seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is actually completed by us. In no other circumstances, except as required by applicable law, will a stockholder have any right or interest of any kind to or in the trust account.
     If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, the per-share liquidation price as of December 31, 2006 would have been approximately $7.85. However, the proceeds deposited in the trust account could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. If we are unable to complete a business combination and are forced to liquidate, James Martell, our chairman, and Gregory Burns, our president and chief executive officer and a director, will be personally liable under certain circumstances (for example, if a vendor does not waive any rights or claims to the trust account) to ensure that the proceeds in the trust account are not reduced by the claims of certain prospective target businesses and vendors or other entities that are owed money by us for services rendered or products sold to us.
Competition
     In identifying, evaluating and selecting target businesses, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of target businesses. Further:
•	our obligation to seek stockholder approval of a business combination may delay or threaten the completion of a transaction;

•	our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.
     Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business on favorable terms.
     If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target businesses. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with increasingly greater financial, marketing, technical, human and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively, especially to the extent that the target businesses are in high-growth industries.
Employees
          We currently have three officers, two of whom are also members of our board of directors. These individuals are not obligated to devote any specific number of hours to our matters and devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period depends upon the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.
ITEM 1A. RISK FACTORS
          In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.
Risks associated with our business
We are a development stage company with no operating history and, accordingly, you will have no basis upon which to evaluate our ability to achieve our business objective and our ability to continue as a going concern.
          We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more operating businesses in the transportation and logistics sector and related industries. We will not generate any revenues (other than interest income on the proceeds of the initial public offering) until, at the earliest, after the consummation of a business combination. Our ability to continue as a going concern is dependent upon the consummation of an initial business combination in the required timeframe. We cannot assure you that a business combination will occur.
We may not be able to consummate a business combination within the required time frame, in which case, we would be forced to liquidate.
          We must complete a business combination with one or more operating businesses whose fair market value, either individually or collectively, is at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of $2,640,000), at the time of acquisition by August 21, 2007 (or February 21, 2008 if a letter of intent, agreement in principle or a definitive agreement has been executed by August 21, 2007 and the business combination relating thereto has not yet been consummated). If we fail to consummate a business combination within the required time frame, we will be forced to liquidate our assets. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination.

If third parties have claims against us, the net proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than $7.85 per share.
          Our placing of funds in trust may not protect those funds from third party claims against us. Although we seek to have all vendors, prospective target businesses or other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they or any other entity providing comparable products or services will execute such agreements. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the net proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and the per-share liquidation price could be less than $7.85 due to claims of such creditors. If we are unable to complete a business combination and are forced to liquidate, James Martell, our chairman, and Gregory Burns, our president and chief executive officer and a director, will be personally liable under certain circumstances (for example, if a vendor does not waive any rights or claims to the trust account) to ensure that the proceeds in the trust account are not reduced by the claims of certain prospective target businesses and vendors or other entities that are owed money by us for services rendered or products sold to us. However, we cannot assure you that Messrs. Martell and Burns will be able to satisfy those obligations.
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
          The investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys, and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the transaction for any number of reasons including those beyond our control such as that more than 19.99% of our public shareholders vote against the transaction and opt to convert their stock into a pro rata share of the trust account even if a majority of our shareholders approve the transaction. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.
We may issue shares of our capital stock, including through convertible debt securities, to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.
          Our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 400,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. There currently are 373,227,273 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of the outstanding warrants, including the 2,272,727 initial stockholder warrants) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitments at this time to issue any securities, we may issue a substantial number of additional shares of our common stock or preferred stock, or a combination of both, including through convertible debt securities, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of preferred stock, including upon conversion of any debt securities:

•	may significantly reduce the equity interest of current investors;

•	will likely cause a change in control if a substantial number of our shares of common stock or voting preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and likely result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition.
          Although we have no commitments at this time to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to issue a substantial amount of notes or other debt securities, or opt to incur substantial debt, or a combination of both, to complete a business combination. The issuance of notes or other debt securities, or the incurrence of debt:
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
          Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We will not have any full time employees prior to the consummation of a business combination. Each of our officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs. For example, Gregory Burns, our chief executive officer and president, currently serves as the president of Blue Line Advisors, Inc., a private company wholly-owned and controlled by Mr. Burns that provides strategic consulting services to companies in the transportation and logistics sector and related industries. In addition, James Martell, our chairman, currently serves on the board of directors of a number of private companies. While it is our executive officers’ intention to devote a portion of their business time to identifying potential targets and consummating a business combination, the amount of time devoted will vary depending on the potential business combination. Further, their other business affairs could require them to devote more substantial amounts of time to such affairs in excess of their current commitment levels, thereby limiting their ability to devote sufficient time to our affairs. This could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.
Because all of our directors own securities of ours that will not participate in liquidation distributions, they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.
          All of our directors own stock in our company, but have, with respect to those shares of common stock acquired by them prior to the initial public offering, waived their right to receive distributions upon our liquidation in the event we fail to complete a business combination. Additionally, our initial stockholders purchased, collectively, 2,272,727 initial stockholder warrants concurrently with the closing of the initial public offering in a separate private placement. Those shares and warrants owned by our directors will be worthless if we do not consummate a business combination. The personal and financial interests of our directors may influence their motivation in identifying and selecting target businesses and completing a business combination in a timely manner. Consequently, our directors’ discretion in identifying and selecting suitable target businesses may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.
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
          While we may seek to effect a business combination with more than one target business, our initial business acquisition must be with one or more operating businesses whose fair market value is, individually or collectively, at least equal to 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of $2,640,000), at the time of such acquisition. We may not be able to acquire more than one target business because of various factors, including insufficient financing or the difficulties inherent in consummating the contemporaneous acquisition of more than one operating business. Therefore, it is possible that we will only be able to complete an initial business combination with a single operating business, which may have only a limited number of products or services. The resulting lack of diversification may:
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
          We expect to encounter intense competition from other entities having a business objective similar to ours, including leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. In addition, we may not have enough cash available from funds outside of the trust account to make deposits or fund a “no-shop” provision in connection with a particular business combination which may cause us to be at a competitive disadvantage in pursuing the acquisition of target businesses. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. Further:
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
          The transportation and logistics sector, including related industries, is highly fragmented, and a target company will face competition from numerous competitors, domestic and foreign. Numerous factors could impair a target company’s ability to maintain its profitability and to compete with other providers of similar transportation and logistics services. It is likely that some of a target company’s competitors will be large, vertically integrated companies that have greater financial and other resources, greater economies of scale, greater self-sufficiency and lower operating costs than the target company.
Certain shippers may refuse to use the services of non-asset based transportation and logistics companies because they operate primarily through agents or owner-operators, which could materially limit a target company’s ability to expand. operations.
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
     The nature of transportation and logistics industry is that accidents occur and, when they do, they frequently result in property damage, as well as injuries or death. If a target company with which we might seek a business combination experiences claims that are not covered by its insurance or that exceed its reserves, or if it experiences claims for which coverage is not provided, it could increase the volatility of that target company’s earnings and have a materially adverse effect on its financial condition and results of operations, such as a significant reduction in the target company’s net income and available capital.
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
     As of December 31, 2006, approximately $86,342,513 of the net proceeds of our initial public offering was held in trust, including interest income, net of taxes, and deferred underwriting fees of $2,640,000, for the purpose of consummating a Business Combination. As of December 31, 2006, the proceeds held in trust have been invested in one or more money market funds which invest principally in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized rating agency at the time of acquisition. The Fund has a dollar-weighted average portfolio maturity of 90 days or less. As of December 31, 2006, the effective annualized interest rate payable on our investment was approximately 4.7%. Assuming no other changes to our holdings as of December 31, 2006, a 100 basis point decrease in the underlying interest rate payable on our investments as of December 31, 2006 would result in a decrease of approximately $216,000 in the interest earned on our investments for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.
     We have not engaged in any hedging activities since our inception on September 1, 2005. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTY
          We maintain our executive offices at 330 Madison Avenue, 6th Floor, New York, New York pursuant to an agreement with Blue Line Advisors, Inc. (“Blue Line”), an affiliate of Gregory E. Burns, our president, chief executive officer and a member of our board of directors. We pay Blue Line a monthly fee of $7,500 which is for general and administrative services including office space, utilities and secretarial support. We believe, based on rents and fees for similar services in the New York City metropolitan area, that the fee charged by Blue Line is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.
ITEM 3. LEGAL PROCEEDINGS
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
          Our units, common stock and warrants are listed on the American Stock Exchange under the symbols GLA.U, GLA and GLA.WS, respectively. The following table sets forth the range of high and low sales prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on February 16, 2006, and since the common stock and warrants commenced public trading on April 21, 2006.

	American Stock Exchange
	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low

2006 First Quarter (1)					$8.75	$8.12
2006 Second Quarter (2)	$7.60	$7.35	$1.21	$0.70	$8.75	$8.01
2006 Third Quarter	$7.54	$7.35	$0.77	$0.52	$8.19	$7.88
2006 Fourth Quarter	$7.64	$7.40	$0.69	$0.41	$8.27	$7.70

(1)	The figures for the first quarter of 2006 are for the period February 16, 2006, the date on which our units first commenced trading on the American Stock Exchange.

(2)	Our common stock and warrants commenced trading on the American Stock Exchange on April 21, 2006.
Holders
          As of March 12, 2007, there were three holders of record of our units, 11 holders of record of our common stock and 10 holders of record of our warrants.
Dividends
          We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.
Stock Price Performance Graph
     The graph below compares the cumulative total return of our common stock from April 21, 2006 through December 31, 2006 with the cumulative total return of companies comprising the Amex Composite Index (formerly the Amex Market Value Index) and a peer group selected by us. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the Amex Composite Index and the peer group selected by us over the indicated time periods, and assuming reinvestment of all dividends, if any, paid on our the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.
     Our peer group is comprised of companies that were blank check companies that had stock trading on April 21, 2006 and that have not announced business combinations, and consists of the following companies: Argyle Security Acquisition Corp., Key Hospitality Acquisition Corp., Oakmont Acquisition Corp. and Ad.Venture Partners, Inc.

Recent Sales of Unregistered Securities and Use of Proceeds
In September 2005, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

Number of
Stockholders	Shares
James J. Martell	787,500
Gregory E. Burns, CFA	787,500
Mitchel Friedman	343,750
Donald G. McInnes	62,500
Edward W. Cook	62,500
Maurice Levy	50,000
John Burns, Jr	31,250
Charles Royce	375,000
Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals or entities. The shares issued to the individuals above were sold at a purchase price of approximately $0.0004 per share. In January 2006, Mr. Friedman gifted 62,500 of the shares of common stock he received in the above referenced issuance to Mr. Martell.
Initial Public Offering
          February 21, 2006, we closed our initial public offering of 10,000,000 units with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $6.00 per share. On March 1, 2006, we consummated the closing of an additional 1,000,000 units which were subject to the over-allotment option. The units from the initial public offering (including the over-allotment option) were sold at an offering price of $8.00 per unit, generating total gross proceeds of $88,000,000. BB&T Capital Markets acted as lead manager for the initial public offering and EarlyBirdCapital, Inc. and Brean Murray, Carret & Co. acted as co-managers for the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-128591). The Securities and Exchange Commission declared the registration statement effective on February 21, 2006.
          We paid a total of $6,160,000 in underwriting discounts and commissions and $843,000 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $80,997,000, of which $79,340,000 was deposited into the trust account and the remaining proceeds of $1,657,000 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $3,417,113 in interest through December 31, 2006.
ITEM 6. SELECTED FINANCIAL DATA
          The following is a summary of selected financial data of the Company for the period from January 1, 2006 to December 31, 2006, which should be read in conjunction with the financial statements of the Company and the notes thereto:

SELECTED FINANCIAL DATA
Income statement data

	September 1, 2005		September 1, 2005
	(Date of Inception)	January 1, 2006	(Date of Inception)
	through	through	through
	December 31, 2005	December 31, 2006	December 31, 2006
Loss from operations	($1,000)	($931,313)	($932,313)
Interest income	—	$3,440,580	$3,440,580
Income before provision for income taxes	($1,000)	$2,509,267	$2,508,267
Provision for income taxes	—	$1,136,498	$1,136,498
Net income	($1,000)	$1,372,769	$1,371,769
Basic weighted average number of common shares outstanding	2,500,000	11,941,096
Net income per share — basic	($0.00)	$0.11
Diluted weighted average number of common shares outstanding	2,500,000	14,149,856
Net income per share — diluted	($0.00)	$0.10
Balance sheet data

	December 31, 2005	December 31, 2006
Cash	$93,543	$967,672
Investments held in trust	—	$86,342,513
Other Assets	$370,197	$484,189
Total Assets	$463,740	$87,794,374

Total liabilities, including $16,895,992 of common stock subject to possible conversion and $370,074 of interest attributable to such common stock	$463,740	$20,190,256
Total stockholders’ equity	—	$67,604,118
Total Liabilities and Stockholders’ equity	$463,740	$87,794,374
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
     The information contained in this section should be read in conjunction with our financial statements and related notes and schedules thereto appearing elsewhere in this Annual Report. This Annual Report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation:
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
     Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be incorrect. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. We undertake no obligation to update such statements to reflect subsequent events.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and schedules thereto.
     Through December 31, 2006, our efforts have been limited to organizational activities, activities relating to the Offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have not generated any revenues, other than interest income earned on the proceeds of the Offering. As of December 31, 2006, $86,342,513 was held in the Trust Account (including $2,640,000 of deferred underwriting discounts and commissions) and we had cash outside of trust of $967,672 and $284,190 in accounts payable and accrued expenses, leaving us with $683,482 available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.
     For the twelve months ended December 31, 2006, we earned approximately $3,440,580 in interest income. All of our funds in the Trust Account are invested in one or more money market funds which invest principally in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized rating agency at the time of acquisition. The Trust Account has a dollar-weighted average portfolio maturity of 90 days or less.
               We have agreed to pay Blue Line Advisors, Inc., a private company wholly-owned and controlled by our chief executive officer and president, Gregory Burns, approximately $7,500 per month for office space and administrative support services.
RESULTS OF OPERATIONS — LIQUIDITY AND CAPITAL RESOURCES
For the twelve months ended December 31, 2006, we disbursed an aggregate of approximately $723,000, out of the proceeds of our initial public offering not held in trust for the following purposes:
•	$73,000 for Delaware franchise taxes;

•	$30,000 of expenses for organizational activities including Offering marketing expenses, creation of the Company’s website, etc.;

•	$125,000 for premiums associated with our directors and officers liability insurance:

•	$265,000 of expenses for due diligence and investigation of prospective target businesses;

•	$145,000 of expenses in legal, accounting and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses; and

•	$85,000 to Blue Line Advisors, Inc. for office space and administrative support under terms of an administrative support agreement.
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
As indicated in the accompanying financial statements, at December 31, 2006 the Company had out of trust cash of $967,672 and $284,190 in accounts payable and accrued expenses, leaving us with $683,482 available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.. The Company has incurred and expects to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the target business acquisition period. These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          This information appears following Item 15 of this Report and is incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          None.
ITEM 9A. CONTROL AND PROCEDURES
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
          As required by Rules 13a-15 and 15d-15 under the Exchange Act, our president and treasurer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.
          Our internal control over financial reporting is a process designed by, or under the supervision of, our president and treasurer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles (United States), and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
          During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls
     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
     Our current directors and executive officers are as follows:

Name	Age	Position

James J. Martell	52	Chairman of the Board of Directors

Gregory E. Burns	38	Chief Executive Officer, President and Director

Kenneth L. Saunders	41	Chief Financial Officer, Treasurer and Corporate Secretary

Donald G. McInnes	66	Director

Edward W. Cook	48	Director

Maurice Levy	49	Director
James J. Martell has been the chairman of our board of directors since our inception. Mr. Martell has 30 years of experience in the transportation and logistics sector and related industries. Mr. Martell has served as an independent consultant to companies operating in the transportation and logistics sector and related industries from 2004 to the present. From 1999 through 2004, Mr. Martell served as chief executive officer for SmartMail Services, Inc., a high-volume shipper of flats and parcels for corporate mailings. In 2004, SmartMail was acquired by Deutsche Post AG, ending Mr. Martell’s tenure as chief executive officer. From 1993 to 1998, Mr. Martell served as executive vice president of Americas for UTi Worldwide Inc., a publicly traded non-asset based global integrated logistics company with gross revenues in excess of $500 million in 1998. From 1990 to 1993, Mr. Martell held the position of international vice president and chief executive officer of Burlington Air Express Canada. From 1985 to 1989, Mr. Martell served as general manager/senior manager of Federal Express Canada Limited, and its predecessor companies, where he managed the creation of Federal Express Corporation’s Canadian operation. From 1979 to 1985, Mr. Martell served as regional manager for industrial engineering at Federal Express Corporation, and from 1975 to 1979, he was station/city manager for United Parcel Service, Inc. Mr. Martell currently serves as a director of two publicly traded transportation and logistics companies, Segmentz, Inc. and PBB Global Logistics, Inc., as well as several privately held companies and trade groups including Urban Express and the Postal Shippers Association. Mr. Martell received his B.S. in Business Administration from Michigan Technological University and has completed coursework towards a Masters of Education from Brock University.
Gregory E. Burns, CFA, has been our chief executive officer and president and a member of our board of directors since our inception. Mr. Burns has worked with companies in the transportation and logistics sector and related industries for over 10 years as an equity research analyst and consultant. Since June 2005, Mr. Burns has served as president of Blue Line Advisors, Inc., a strategic consulting firm that provides consulting services to companies in the transportation and logistics sector and related industries. From April 2001 to May 2005, Mr. Burns served as a vice president and research analyst at J.P. Morgan Securities, Inc., responsible for research coverage of the trucking, rail and global logistics industries. From February 1999 to April 2001, Mr. Burns was a director of Lazard, at the time a privately held investment bank, where he was responsible for research coverage of the airfreight and logistics sector. From February 1997 to February 1999, Mr. Burns served as a vice president at Gerard Klauer Mattson, a private investment banking firm, where he was responsible for research coverage of the air freight and logistics industry. From 1998 to 2002, Mr. Burns hosted a widely attended annual logistics conference. From 1998 to 2001, Mr. Burns was a member of the Institutional Investor All-American Research Team in the Airfreight and Logistics category. Mr. Burns is a member of the board of directors of Superior Bulk Logistics Inc., a privately held tank truck carrier which is controlled by John J. Burns, Jr., his father and our special advisor. Mr. Burns is also a member of the council of Supply Chain Management Professionals, a chartered financial analyst, a member of the Association for Investment Management and Research (AIMR), and a member of the New York Society of Security Analysts. Mr. Burns received his B.A. in Political Science from Trinity College.
Kenneth L. Saunders has over 15 years experience in senior financial management positions at public and private entities. He is currently the Chief Financial Officer for Blue Line Advisors, Inc., a private company wholly-owned and controlled by Gregory Burns, the Company’s Chief Executive Officer and President, which provides office space and administrative support services to the Company. From May 2005 to May 2006, he was Senior Vice President of Strategy and Business Development for TNS Media Intelligence, the U.S. subsidiary of the publicly listed United Kingdom company TNS. He previously had served as Chief Financial Officer of TNS Media Intelligence from 2003 to 2005. Prior to joining TNS, Mr. Saunders spent 10 years with the National Football League, including three years based in London as Chief Financial Officer of NFL Europe. Prior to joining the NFL, Mr. Saunders was an analyst in investment banking with Dillon, Read & Co. Inc. Mr. Saunders began his career in Tokyo, Japan as a corporate finance analyst at Citibank N.A. Mr. Saunders graduated with a B.S. degree in Economics from the Wharton School at the University of Pennsylvania and received his M.B.A. from Columbia University’s Graduate School of Business.
Donald G. McInnes has been a member of our board of directors since our inception. Mr. McInnes has over 35 years of experience in the transportation and logistics sector and related industries. Since 1998, Mr. McInnes has consulted on transportation and intermodal issues, first to Burlington Northern and Santa Fe (“BNSF”) Corporation, and then with his own consulting practice, McInnes Global Enterprise. From 1995 to 1997, Mr. McInnes served as chief operating officer of BNSF Corporation, a publicly traded railroad, where he managed the integration of Burlington Northern and Santa Fe Pacific. From 1993 to 1995, Mr. McInnes served as chief operating officer of Santa Fe Pacific. From 1989 to 1992, Mr. McInnes served as vice president of Santa Fe Pacific, where he was responsible for forming the company’s intermodal business unit. In 1989, Mr. McInnes founded the Intermodal Association of North America (IANA) and was elected the first chairman of the board. From 1969 to 1989, Mr. McInnes worked for the Santa Fe Railway Company. While at Santa Fe Railway, he served from 1988 to 1989 as vice president — administration where he conducted a comprehensive study of the company’s operations which resulting in a restructuring of the intermodal business. Prior to 1988, Mr. McInnes worked in almost every region served by Santa Fe, coordinating operations with increasing responsibility until 1988. Before joining Santa Fe Railway, Mr. McInnes served in the U.S. Air Force where he was promoted to Captain and awarded a bronze star before being assigned to the U.S. Army Transportation Engineering Agency. Mr. McInnes received his B.A. in Economics from Denison University and his M.S. in Transportation from Northwestern University.
Edward W. Cook has been a member of our board of directors since inception. Mr. Cook has over 20 years of experience in the transportation and logistics sector and related industries and in the finance and accounting fields. Since 2002, Mr. Cook has served as a founding member, president and majority owner of Performance Fire Protection, LLC, a regional provider of fire protection systems and related services. From 2003 to 2004, Mr. Cook served as an independent director and audit committee chairman for SmartMail Services Inc., a high-volume shipper of flat and parcels for corporate mailings. Mr. Cook served as chief financial officer, senior-vice president, treasurer and director of Landair Services, Inc. from September 1994 until September 1998, when it was separated into two public companies, Forward Air Corporation, a contractor to the air cargo industry, and Landair Corporation, a truckload and dedicated contract carrier. Mr. Cook continued to serve as chief financial officer, senior-vice president, treasurer and director for Forward Air Corporation until May 2001 and as chief financial officer, senior-vice president and treasurer of Landair Corporation until June 2000. During the last three years of Mr. Cook’s involvement with Forward Air Corporation, the company was recognized in the top 40 of the 200 Best Small Companies in America by Forbes Magazine. From 1988 to 1994, Mr. Cook served in the audit division of Ernst & Young, most recently as a senior manager. From 1986 to 1988, Mr. Cook served as controller for Ryder Temperature Controlled Carriage. Mr. Cook, who began his career as an auditor with Ernst & Young, is a certified public accountant and received his B.S. from Gardner-Webb University.

Maurice Levy has been a member of our board of directors since our inception. Mr. Levy has over 20 years of experience in the transportation and logistics sector and related industries. Mr. Levy currently owns and operates Smart Ventures LP, a private consulting company wholly owned and controlled by Mr. Levy which offers sales, marketing and supply chain consulting services, with a particular emphasis on advising distressed companies. In addition, Mr. Levy has served as the senior vice president for charter sales for Executive Jet Management since November 2005. From 2002 to 2005, Mr. Levy served as senior vice president for sales and marketing of MAGNATRAX Corporation, which manufactures pre-engineered metal buildings and other engineered products and which operates MAGNATRAN, a flat bed carrier. At the time, MAGNATRAX was a holding of Onex Corporation. MAGNATRAX filed for Chapter 11 bankruptcy in 2003, and subsequently emerged from bankruptcy after a financial restructuring in 2004. From May 2000 until September 2000, Mr. Levy served as chief operating officer of EZ2GET.com, a web-based restaurant delivery company. Mr. Levy served as chief executive officer of EZ2GET.com from September 2000 until May 2001. Mr. Levy was retained by EZ2GET.com in connection with a proposed financial restructuring of the company. In connection with its restructuring, EZ2GET.com filed for Chapter 11 bankruptcy in 2001 during Mr. Levy’s tenure as chief executive officer. Subsequent to his departure in May 2001, EZ2GET.com was forced to liquidate as a result of financial and funding difficulties arising after September 11, 2001. Mr. Levy served as senior vice president, sales, marketing and new business ventures from 1995 to 2000, and senior vice president, sales, customer service and retail sales from 1990 to 1995 for Purolator Courier Limited, a Canadian overnight transportation company, which was a holding of Onex Corporation. From 1979 to 1990, Mr. Levy was employed by Federal Express Corporation. From 1987 to 1990, Mr. Levy was managing director of sales for Federal Express Corporation’s Canadian region. From 1979 to 1987, Mr. Levy held various sales and district management positions within Federal Express Corporation. Mr. Levy received his B.A. in Public Administration from the College of New Jersey.
Corporate Governance
     Audit Committee
     Effective February 2006, we established an audit committee of the board of directors, which consists of Edward W. Cook, as chairman, Donald G. McInnes and Maurice Levy, each of whom is an independent director under the American Stock Exchange’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:
•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommend to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management and the independent auditor the effect on our financial statements of (i) regulatory and accounting initiatives and (ii) off-balance sheet structures;

•	discussing with management major financial risk exposures and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management policies;

•	reviewing disclosures made to the audit committee by our chief executive officer and chief financial officer during their certification process for our Form 10-K and Form 10-Q about any significant deficiencies in the design or operation of internal controls or material weaknesses therein and any fraud involving management or other employees who have a significant role in our internal controls;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions including analyzing the shareholder base of each target business so as to ensure that we do not consummate a business combination with an entity that is affiliated with our management;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	reviewing proxy disclosure to ensure that it is in compliance with SEC rules and regulations;

•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

     Financial Experts on Audit Committee
     The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the American Stock Exchange listing standards. The American Stock Exchange listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.
     In addition, we must certify to the American Stock Exchange that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Edward W. Cook satisfies the American Stock Exchange’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2006, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.
Code of Ethics
     In February 2006, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to Global Logistics Acquisition Corp., 330 Madison Avenue, 6th Floor, New York, New York 10017.
ITEM 11. EXECUTIVE COMPENSATION
     No executive officer has received any cash compensation for services rendered to us. Commencing on February 15, 2006 through the acquisition of a target business, we will pay Blue Line Advisors, Inc., an affiliate of Gregory E. Burns, a fee of $7,500 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide Mr. Burns compensation in lieu of a salary. Other than the $7,500 per month administrative fee, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.
     Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth information regarding the beneficial ownership of our common stock as of March 12, 2007, by:
•	each person known by us, as a result of such person’s public filings with the SEC and the information contained therein, to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

          Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

		Percentage of
Name and Address of	Amount and Nature of	Outstanding
Beneficial Owner (1)	Beneficial Ownership	Common Stock (2)
The Baupost Group, LLC (3)	1,160,100	8.6%
T. Rowe Price Associates, Inc. (4)	997,000	7.4%
Fir Tree, Inc. (5)	899,800	6.7%
Dorset Management Corporation (6)	762,400	5.6%
Wellington Management Company, LLP (7)	1,627,100	12.1%
James J. Martell (8) (9)	800,000	5.9%
Gregory E. Burns (9) (10)	762,500	5.6%
Donald G. McInnes (9)	62,500	*
Edward W. Cook (9)	62,500	*
Maurice Levy (9)	50,000	*
All directors and executive officers as a group (5 individuals)	1,737,500	12.9%

*	Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is 330 Madison Avenue, Sixth Floor, New York, NY 10017

(2)	Percentatges do not include shares of our common stock underlying initial stockholder warrants issued concurrently with our stock offering.

(3)	The Baupost Group, LLC is a registered investment advisor. SAK Corporation is the Manager of Baupost. Seth A. Klarman, as the sole Director of SAK Corporation and a controlling person of Baupost, may be deemed to have beneficial ownership of the securities beneficially owned by Baupost. The business address for Baupost Group LLC is 10 St. James Avenue, Suite 2000, Boston, MA 02116. The foregoing information was derived from a Schedule 13G, as filed with the Securities and Exchange Commission on February 13, 2007

(4)	Includes 954,000 shares owned by T. Rowe Price New Horizons Fund, Inc. and 43,000 shares owned by T. Rowe Price Associates, Inc. The business address of T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, MD 21202. The foregoing information was was derived from a Schedule 13G, as filed with the Securities and Exchange Commission on February 13, 2007.

(5)	Includes 643,847 shares owned by Sapling LLC and 255,953 shares owned by Fir Tree Recovery Master Fund, LP. Fir Tree, Inc. is the investment manager for each of Sapling and Fir Tree Recovery and has been granted investment discretion over portfolio investments, including the shares of common stock held by each of them. The business address of Fir Tree, Inc. is 505 Fifth Avenue, 23rd Floor, New York, NY 10017. The foregoing information was derived from a Schedule 13G, as filed with the Securities and Exchange Commission on February 14, 2007.

(6)	Includes 662,400 shares with sole dispositive power and 100,000 shares with shared dispositive power. David M. Knott is the President of Dorset Management Corporation and may be deemed to have the power to direct the vote and disposition of the common stock held by Dorset Management Corporation. The business address for Dorset Management Corporation is 485 Underhill Boulevard, Suite 205, Syosset, NY 11791. The foregoing information was derived from a Schedule 13G, as filed with the Securities and Exchange Commission on February 14, 2007.

(7)	Wellington Management, in its capacity as investment advisor, may be deemed to beneficially own 1,627,100 shares. The business address of Wellington Management is 75 State Street, Boston, MA 02109. The foregoing information was derived from a Schedule 13G, as filed with the Securities and Exchange Commission on February 14, 2007.

(8)	Mr. Martell is our Chairman of the Board.

(9)	Each of these individuals is a director.

(10)	Mr. Burns is our President and Chief Executive Officer.

          All of the shares of our outstanding common stock owned by our stockholders prior to our initial public offering have been placed in escrow with Bank of New York, as escrow agent, until the earliest of (i) six months after the consummation of an initial business combination with a target business or (ii) our liquidation.
     During the escrow period, the holders of these shares will not be able to sell or transfer their securities except to their spouses and children or trusts established for their benefit, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to the date of our initial public offering.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Prior Share Issuances
     In September 2005, we issued 2,500,000 shares of our common stock to the individuals set forth below for approximately $1,000 in cash, at an average purchase price of approximately $.0004 per share, as follows:

	Number of
Name	Shares	Relationship to Us

James Martell	787,500	Chairman of the Board
Gregory Burns, CFA	787,500	Chief Executive Officer, President and Director
Mitchel Friedman	343,750	Chief Financial Officer, Treasurer and Corporate Secretary
Donald McInnes	62,500	Director
Edward Cook	62,500	Director
Maurice Levy	50,000	Director
John Burns, Jr.	31,250	Special Advisor
Charles Royce	375,000	Stockholder
          In January 2006, Mr. Friedman gifted 62,500 of the shares of our common stock he received in the above-referenced issuance to Mr. Martell.
Initial Stockholder Warrant Purchase
          In connection with the closing of our offering, we issued 2,272,727 initial stockholder warrants to the individuals set forth below for approximately $2,500,000 in cash, at an average purchase price of $1.10 per warrant as follows:

	Number of Initial
	Stockholder
Name	Warrants	Relationship to Us

James Martell	431,818	Chairman of the Board
Gregory Burns, CFA	386,364	Chief Executive Officer, President and Director
Mitchel Friedman	90,909	Chief Financial Officer, Treasurer and Corporate Secretary
Donald McInnes	59,091	Director
Edward Cook	90,909	Director
Maurice Levy	27,273	Director
John Burns, Jr.	181,818	Special Advisor
Charles Royce	1,004,545	Stockholder
Registration Rights
     The holders of the majority of the above-referenced shares, including the shares of common stock underlying the above-referenced initial stockholder warrants, will be entitled to make up to two demands that we register such shares, the initial stockholder warrants and the shares of common stock underlying the initial stockholder warrants pursuant to an agreement to be signed prior to or on the date of this prospectus. The holders of the majority of these shares, including the shares of common stock underlying the initial stockholder warrants, can elect to exercise these registration rights at any time subsequent to six months after the consummation of a business combination, pursuant to the terms of their respective lock-up agreements. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.
Other transactions
          We have agreed to pay Blue Line Advisors, Inc., a private company wholly-owned and controlled by our chief executive officer and president, Gregory Burns, approximately $7,500 per month for office space and administrative support services.
     We will reimburse our officers and directors for any out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged, provided that no proceeds held in the trust account will be used to reimburse out-of-pocket expenses prior to a business combination.
     Other than the reimbursable out-of-pocket expenses payable to our officers and directors, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our initial stockholders, including our officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination, other than pursuant to our administrative services agreement with Blue Line Advisors, Inc.
     We intend to require that all ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our non-interested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel.
Director Independence
     The American Stock Exchange requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.
     Donald G. McInnes, Edward W. Cook, and Maurice Levy are our independent directors, constituting a majority of our board. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     The firm of Eisner LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Eisner LLP for services rendered.
Audit Fees
     During the fiscal year ended December 31, 2006, fees paid to our independent registered public accounting firm are $87,215 for the services they performed in connection with our initial public offering, including the financial statements included in the Current Report on Forms 8-K filed with the Securities and Exchange Commission on February 24, 2006 and March 7, 2006, and reviews of Forms 10Q filed for the quarters ending March 31, 2006, June 30, 2006, and September 30, 2006.
Tax Fees
     During 2006, fees of $6,100 were paid to our independent registered public accounting firm for services to us for tax compliance.
All Other Fees
     During 2006, fees of $33,674 were paid to our independent registered public accounting firm for transactional due diligence services.
Audit Committee Approval
     In accordance with Section 10A(i) of the Securities Exchange Act of 1934, our audit committee approved all of the foregoing services.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description
1.1	Form of Underwriting Agreement. (1)

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	By-laws. (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Form of Warrant Agreement between Bank of New York and the Registrant. (1)

4.5	First Supplemental Warrant Agreement by and between the Registrant and The Bank of New York (2)

10.1	Form of Letter Agreement entered into by and between the Registrant and each of the Initial Stockholders. (1)

10.2	Form of Letter Agreement entered into by and between BB&T Capital Markets, a division of Scott & Stringfellow, Inc., and each of the Initial Stockholders. (1)

10.3	Form of Lock-up Agreement entered into by and between BB&T Capital markets, a division of Scott & Stringfellow, Inc., and each of the Initial Stockholders. (1)

10.4	Form of Stock Transfer Agency Agreement entered into by and between The Bank of New York and the Registrant. (1)

10.5	Form of Trust Account Agreement entered into by and between The Bank of New York and the Registrant. (1)

10.6	Form of Registration Rights Agreement among the Registrant and each of the Initial Stockholders. (1)

10.7	Form of Letter Agreement entered into by and between the Registrant and BB&T Capital Markets, a division of Scott & Stringfellow, Inc. (1)

10.8	Form of Initial Stockholder Warrant Purchase Agreement entered into by and among the Registrant and each of the Initial Stockholders. (1)

10.9	Administrative Services Agreement entered into by and between the Registrant and Blue Line Advisors, Inc. (1)

14.1	Form of Code of Ethics. (1)

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of President and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee charter. (1)

99.2	Nominating Committee charter. (1)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File 333-128591).

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006

Global Logistics Acquisition Corporation
(a development stage company)

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Global Logistics Acquisition Corporation
We have audited the accompanying balance sheets of Global Logistics Acquisition Corporation (a development stage company) (the “Company”) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006, for the period from September 1, 2005 (date of inception) through December 31, 2005 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Global Logistics Acquisition Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006, for the period from September 1, 2005 (date of inception) through December 31, 2005 and 2006, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company is required to consummate a business acquisition by August 21, 2007, or by February 21, 2008 if the extension criteria are satisfied. The possibility of such acquisition not being consummated within the required time raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Eisner LLP
New York, New York
February 13, 2007

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Balance Sheets

	December 31, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$967,672	$93,543
Miscellaneus Receivables	—	19,000
Prepaid Expenses	56,189	—

Total Current Assets	1,023,861	112,543

Investments in marketable securities held in Trust Account	86,342,513	—
Deferred Offering Costs	—	351,197
Deferred Tax Asset	428,000	—

TOTAL ASSETS	$87,794,374	$463,740

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable and Accrued Expense — Related Party	$10,000	$50,000
Accrued Expenses — Other	274,190	1,000
Accrued Offering Expenses	—	112,740
Deferred Underwriting Fees	2,640,000	—
Note Payable Related Party	—	300,000

Total Current Liabilities	2,924,190	463,740

COMMITMENTS AND CONTINGENCIES
Common stock, subject to possible conversion 2,199,999 shares	16,895,992	—
Interest attributable to common stock, subject to possible conversion (net of taxes of $313,349)	370,074	—

STOCKHOLDERS EQUITY
Preferred stock — $.0001 par value; 1,000,000 shares authorized; none issues and outstanding	—	—
Common stock — $.0001 par value; 400,000,000 shares authorized; 13,500,000 and 2,500,000 issued and outstanding at December 31, 2006 and December 31, 2005, respectively (including 2,199,999 subject to conversion at December 31, 2006)	1,350	250
Additional paid-in capital	66,601,073	750
Retained earnings (deficit) accumulated during the development stage	1,001,695	(1,000)

Total Stockholders’ Equity	67,604,118	—

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$87,794,374	$463,740

See notes to financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Statements of Operations

		September 1, 2005	September 1, 2005
	January 1, 2006	(Date of Inception)	(Date of Inception)
	through	through	through
	December 31, 2006	December 31, 2005	December 31, 2006

Formation Costs	—	$(1,000)	(1,000)
Operating Costs	$(931,313)	—	(931,313)

Loss from Operations	(931,313)	(1,000)	(932,313)

Other Income
Interest Income — Trust	3,417,113	—	3,417,113
Interest Income — Other	23,467	—	23,467

Income (Loss) Before Provision for Income Taxes	$2,509,267	$(1,000)	$2,508,267

Provision (Benefit) for Income Taxes
Current	1,564,498	—	1,564,498
Deferred	(428,000)	—	(428,000)

Net Income (Loss)	$1,372,769	$(1,000)	$1,371,769

Less: Interest Income attributable to common stock subject to possible conversion (net of taxes of $313,349)	(370,074)	—	(370,074)

Net Income (Loss) attributable to common stockholders not subject to possible conversion	$1,002,695	$(1,000)	$1,001,695

Weighted Average Number of Shares Outstanding
Basic	11,941,096	2,500,000
Diluted	14,149,856	2,500,000

Net Income (Loss) per share
Basic	$0.11	$(0.00)
Diluted	0.10	(0.00)

Weighted Average Number of Shares Outstanding Exclusive of Shares Subject to Possible Conversion
Basic	10,052,878
Diluted	12,261,638

Net Income (Loss) per share
Basic	$0.10
Diluted	0.08

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Statements of Changes in Common Stockholders’ Equity
For the period September 1, 2005 (Date of Inception) through December 31, 2006

				Retained
				Earnings
				(Deficit)
				Accumulated
			Additional	During the
			Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance — September 1, 2005 (date of inception)
Shares issued to Founders on September 22, 2005	2,500,000	$250	$750		$1,000
Net loss for the period ended December 31, 2005				$(1,000)	$(1,000)

Balance — December 31, 2005	2,500,000	$250	$750	$(1,000)	—

Sale of 11,000,000 units, net of underwriter’s discount and offering expenses (including 2,199,999 shares subject to possible conversion)	11,000,000	$1,100	$80,996,315	—	$80,997,415
Proceeds subject to possible conversion of 2,199,999 shares			(16,895,992)		(16,895,992)
Proceeds from Sale of Warrants to Founders			2,500,000		2,500,000

Accretion of trust fund relating to common stock subject to possible conversion for the year ended December 31, 2006 (net of taxes of $313,349)				$(370,074)	$(370,074)
Net Income for the year ended December 31, 2006				1,372,769	1,372,769

Balance — December 31, 2006	13,500,000	$1,350	$66,601,073	$1,001,695	$67,604,118

See notes to financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Statements of Cash Flows

		September 1, 2005	September 1, 2005
	January 1, 2006	(Date of Inception)	(Date of Inception)
	through	through	through
	December 31, 2006	December 31, 2005	December 31, 2006
Cash Flows from Operating Activities:
Net Income	$1,372,769	$(1,000)	$1,371,769
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred Tax Benefit	(428,000)	—	(428,000)
Changes in:
Miscellaneous Receivable	19,000	(19,000)	—
Prepaid Expenses	(56,189)	—	(56,189)
Accounts Payable — Related Party	(50,000)	50,000	—
Accrued Expenses	283,190	1,000	284,190

Net Cash provided by operating activities	1,140,770	31,000	1,171,770

Cash Flows from Investing Activities:
Principal deposited into Trust Account	(84,480,000)	—	(84,480,000)
Purchase of investments in a Fund	(3,417,113)	—	(3,417,113)
Redemption of investments in a Fund	1,554,600	—	1,554,600

Net Cash used in investing activities	(86,342,513)	—	(86,342,513)

Cash Flows from Financing Activities:
Proceeds/(Repayment) from note payable to related parties	(300,000)	300,000	—
Proceeds from sale of shares to Founders	—	1,000	1,000
Proceeds from public offering	88,000,000	—	88,000,000
Costs of offering	(4,124,128)	(238,457)	(4,362,585)
Proceeds from sale of warrants to Founders	2,500,000	—	2,500,000

Net Cash provided by financing activities	86,075,872	62,543	86,138,415

Net increase in Cash and Cash Equivalents	874,129	93,543	967,672
Cash and Cash Equivalents — beginning of period	93,543	—	—

Cash and Cash Equivalents — end of period	$967,672	$93,543	$967,672

Supplemental non-cash activity:
Accrual of deferred underwriter fees	2,640,000	—	2,640,000
Accretion of Trust income relating to common stock subject to possible conversion	370,074	—	370,074
Cash paid during the period
Income taxes	1,555,205	—	1,555,205

See notes to financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Notes to Financial Statements
December 31, 2006
NOTE A—ORGANIZATION AND BUSINESS OPERATIONS; GOING CONCERN CONSIDERATION
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
The registration statement for the Company’s initial public offering (“Offering”) of 10,000,000 units, each consisting of one share of common stock, par value $.0001 (“Shares”), and one redeemable common stock purchase warrant (“Warrants”) exercisable for an additional Share, was declared effective on February 15, 2006. The Company consummated the Offering on February 21, 2006. In addition, the underwriters exercised their over-allotment option for an additional 1,000,000 units, which units were issued on March 1, 2006. In total, the Company recorded net proceeds of approximately $80,997,000 after deducting underwriting discounts and commissions (including $2,640,000 of deferred underwriting discounts and commissions) and offering expenses. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating an initial business combination with (or acquisition of) one or more operating businesses in the transportation and logistics sector and related industries (“Business Combination”). The operating businesses that the Company acquires in such Business Combination must have, individually or collectively, a fair market value equal to at least 80% of the balance in the Trust Account (excluding deferred underwriting discounts and commissions of $2,640,000) at the time of such acquisition. At December 31, 2006, approximately $86,342,513 (including $2,640,000 deferred underwriting discounts and commissions) of the net proceeds inclusive of interest earned is being held in a trust account (“Trust Account”) and is invested in a trust fund which invests in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a registered credit rating agency at the time of the acquisition until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 20% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering) vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.
With respect to a Business Combination which is approved and consummated (that is, less than 20% of the outstanding stock, excluding, for this purpose, those shares of common stock issued prior to the Offering, vote against the Business Combination), any public stockholder who voted against the Business Combination may demand that the Company convert his or her shares (excluding warrants which are traded separately). The per share conversion price will equal the amount in the Trust Account (net of any taxes on earnings in the Trust Account), calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by public stockholders at the consummation of the Offering. Accordingly, public stockholders holding less than 20% of the aggregate number of shares owned by all public stockholders may seek conversion of their shares even in the event a Business Combination is approved. As a result, a portion of the net proceeds from the Offering (19.99% of the amount held in the Trust Account) inclusive of interest, but net of taxes has been classified as common stock subject to possible conversion in the accompanying December 31, 2006 balance sheet.
In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (or within 24 months after the consummation of the Offering if a letter of intent, agreement in principle or definitive agreement was executed within such 18-month period) the proceeds held in the Trust Account will be distributed pro rata to the Company’s public stockholders, excluding the initial stockholders to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering discussed in Note C).

Going concern consideration — As indicated in the accompanying financial statements, at December 31, 2006 the Company had out of trust cash of $967,672 and $284,190 in accounts payable and accrued expenses, leaving us with $683,482 available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.. The Company has incurred and expects to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the target business acquisition period. These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.
NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The Company does not believe that any other recently issued but not yet effective accounting standards will have a material effect on the Company’s financial position or results of operations.
NOTE C— INITIAL PUBLIC OFFERING
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
NOTE D—ACCOUNTS PAYABLE AND NOTE PAYABLE — RELATED PARTY
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
NOTE E — INVESTMENTS HELD IN THE TRUST ACCOUNT
The Company holds investments in one or more money market funds which invest principally in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized rating agency at the time of acquisition, which are carried at market value.
NOTE F — PREPAID EXPENSES
Prepaid expenses of $56,189 on the balance sheet as of December 31, 2006 include $53,824 for Directors and Officers Insurance, $1,365 for AMEX listing fees, and $1,000 for Trust account services.
NOTE G — ACCRUED EXPENSES
Accrued expenses of $274,190 on the balance sheet as of December 31, 2006 include $92,036 of accrued Delaware corporate filing fees, $9,293 of accrued federal, state, and city income taxes, $89,384 of accrued legal fees, and $83,477 of accrued due diligence and transaction related expenses.
NOTE H — RELATED PARTY TRANSACTIONS
Commencing on February 21, 2006, the Company has agreed to pay Blue Line $7,500 per month for office space and administrative support services. Upon the earlier of the completion of a Business Combination or the liquidation of the Trust Account, the Company will no longer be required to pay these monthly fees. During the year, the Company incurred $10,000 in travel expenses for services rendered by a related party.
NOTE I — COMMITMENT AND CONTINGENCIES
In connection with the Offering, the Company agreed to pay underwriting discounts and commissions equal to 7.0% of the gross offering proceeds of the Offering. The underwriters agreed to defer the collection of a portion of these underwriting discounts and commissions totaling 3.0% of the gross offering proceeds and have placed the deferred portion of these fees into the Company’s Trust Account. Such fees will be paid only upon completion of a Business Combination. Accordingly, at December 31, 2006, the Company has accrued deferred underwriting discounts and commissions of $2,640,000. The underwriters have agreed to waive any deferred underwriting discounts and commissions with respect to any shares public stockholders have elected to convert into cash pursuant to conversion rights discussed in Note A.
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
NOTE J — INCOME TAXES
Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset of $428,000 for the tax effect of temporary differences, aggregating $932,313 at December 31, 2006. The amount of temporary differences relating to start up costs and organization costs amounted to $931,313 and $1,000, respectively.
The current and deferred components of taxes are comprised of the following:

	September 1, 2005
	(Date of Inception)
	through	Year ended
	December 31, 2005	December 31, 2006
Current Tax Provision
Federal	—	$966,467
State and Local	—	598,029

Total Current Tax Position	—	$1,564,496

Deferred Income Tax Provision (Benefit)
Federal	—	$(261,000)
State and Local	—	(167,000)

Total Current Tax Position	—	$(428,000)

Total Provision for Taxes	—	$1,136,496

The sources of deferred tax assets as of December 31, 2006 are as follows:

Organization Costs	—	$500
Startup Costs	—	427,500

Total Non-Current Deferred Tax Assets	—	$428,000
Valuation Allowance	—	—

Net Deferred Tax Assets	—	$428,000

Reconciliation of effective tax rate is as follows:

Federal Statutory Rate		34.00%
State and local income taxes net of federal income tax benefit		11.30%

Effective Tax Rate		45.30%

NOTE K — Summarized Quarterly Financial Information (Unaudited)
     Summarized quarterly financial information for fiscal 2006 and 2005 are as follows:

	Quarters Ended,
	March 31	June 30	September 30	December 31
	2006	2006	2006	2006

Operating expenses	$160,377	$212,292	$229,172	$329,472
Other income (1)	373,279	959,012	1,048,151	1,060,138
Provision for income taxes	83,000	351,076	372,188	330,234
Net income	129,902	395,644	446,791	400,432
Basic earnings per share of common stock	$0.02	$0.03	$0.03	$0.03
Basic weighted average number of shares outstanding	7,177,778	13,500,000	13,500,000	13,500,000
Diluted earnings per share of common stock	$0.02	$0.02	$0.03	$0.02
Diluted weighted average number of shares outstanding	8,244,221	16,107,024	16,075,305	16,164,873

(1)	Other income represents interest earned on funds held in trust.

	Quarters Ended,
	March 31	June 30	September 30	December 31
	2005	2005	2005	2005

Operating expenses	—	—	—	1,000
Other income	—	—	—	—
Provision for income taxes	—	—	—	—
Net income / (loss)	—	—	—	(1,000)
Basic earnings per share of common stock	—	—	—	—
Basic weighted average number of shares outstanding	—	—	—	2,500,000
Diluted earnings per share of common stock	—	—	—	—
Diluted weighted average number of shares outstanding	—	—	—	2,500,000

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2007.

GLOBAL LOGISTICS ACQUISITION CORPORATION.
By:	/s/ Gregory E. Burns
Gregory E. Burns
President and Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James J. Martell James J. Martell	Chairman of the Board	March 28, 2007

/s/ Gregory E. Burns Gregory E. Burns	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2007

/s/ Kenneth L. Saunders Kenneth L. Saunders	Chief Financial Officer, Treasurer and Corporate Secretary (Principal Financial Officer)	March 28, 2007

/s/ Edward W. Cook Edward W. Cook	Director	March 28, 2007

/s/ Maurice Levy Maurice Levy	Director	March 28, 2007

/s/ Donald G. McInnes Donald G. McInnes	Director	March 28, 2007