Form 10-Q
period 2007-03-31
Global Logistics Acquisition CORP
filed 2007-05-14
CIK 1338401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED March 31, 2007.

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
The number of shares of the issuer’s Common Stock, $0.0001 par value, outstanding as of May 11, 2007 was 13,500,000.

Page
PART I FINANCIAL INFORMATION
Item 1 Financial Statements
Condensed Balance Sheets — as of March 31, 2007 (unaudited) and as of December 31, 2006	3

Condensed Statements of Operations (unaudited) — Three Months Ended March 31, 2007, and 2006,	4
and September 1, 2005 (Date of Inception) through March 31, 2007

Condensed Statements of Changes in Common Stockholders’ Equity — From September 1, 2005	5
(Date of Inception) through December 31, 2006, and (unaudited) Three Months Ended March 31, 2007

Condensed Statements of Cash Flows (unaudited) — Three Months Ended March 31, 2007,	6
Three months ended March 31, 2006, and From September 1, 2005 (Date of Inception) through March 31, 2007

Notes to Unaudited Condensed Financial Statements	7-10

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operation	10

Item 3 Quantitative and Qualitative Disclosures about Market Risk	12

Item 4 Controls and Procedures	13

PART II OTHER INFORMATION
Item 1 Legal Proceedings	13

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 6 Exhibits	15

SIGNATURES	16
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Condensed Balance Sheets

	March 31, 2007
	(Unaudited)	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$656,734	$967,672
Prepaid Expenses	52,700	56,189

Total Current Assets	709,434	1,023,861

Investments in marketable securities held in Trust Account	87,200,647	86,342,513
Deferred Tax Asset	469,000	428,000

TOTAL ASSETS	$88,379,081	$87,794,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued Income Taxes	$216,989	$9,293
Accrued Expense — Related Party	10,000	10,000
Accrued Expenses — Other	261,931	264,897
Deferred Underwriting Fees	2,640,000	2,640,000

Total Current Liabilities	$3,128,920	$2,914,897

COMMITMENTS AND CONTINGENCIES
Common stock, subject to possible conversion 2,199,999 shares	16,895,992	16,895,992
Interest attributable to common stock, subject to possible conversion (net of taxes of $408,812 and $313,349, respectively)	478,512	370,074

STOCKHOLDERS EQUITY
Preferred stock — $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock — $.0001 par value; 400,000,000 shares authorized; 13,500,000 issued and outstanding at March 31 ,2007 and December 31, 2006, (including 2,199,999 subject to conversion at March 31, 2007 and December 31, 2006)	1,350	1,350
Additional paid-in capital	66,601,073	66,601,073
Retained earnings accumulated during the development stage	1,273,234	1,001,695

Total Stockholders’ Equity	67,875,657	67,604,118

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$88,379,081	$87,785,081

See notes to condensed financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Condensed Statements of Operations
(Unaudited)

			Sept. 1, 2005
			(Date of
			Inception)
	Three Months Ended		through
	March 31, 2007	March 31, 2006	March 31, 2007
Formation Costs	—	—	(1,000)
Operating Costs	$(313,800)	$(160,377)	$(1,245,113)

Loss from Operations	(313,800)	(160,377)	(1,246,113)

Other Income
Interest Income — Trust	1,041,033	367,594	4,458,146
Interest Income — Other	2,340	5,685	25,807

Income Before Provision for Income Taxes	$729,573	$212,902	$3,237,840

Provision for Income Taxes
Current	390,596	128,000	1,955,094
Deferred	(41,000)	(45,000)	(469,000)

Net Income	$379,977	$129,902	$1,751,746

Less: Interest Income attributable to common stock subject to possible conversion (net of taxes of $99,768 $33,708 and $413,117 respectively)	(108,438)	(39,811)	(478,512)

Net Income attributable to common stockholders not subject to possible conversion	$271,539	$90,091	$1,273,234

Weighted Average Number of Shares Outstanding
Basic	13,500,000	7,177,778
Diluted	16,399,202	8,244,221

Net Income per share
Basic	$0.02	$0.02
Diluted	0.02	0.02

Weighted Average Number of Shares Outstanding Exclusive of Shares Subject to Possible Conversion
Basic	11,300,001	6,242,223
Diluted	14,199,203	7,308,666

Net Income per share
Basic	$0.02	$0.01
Diluted	0.02	0.01
See notes to condensed financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Condensed Statements of Changes in Common Stockholders’ Equity
For the period September 1, 2005 (Date of Inception) through March 31, 2007

				Retained
				Earnings
				(Deficit)
				Accumulated
			Additional	During the
			Paid-In	Development
	Shares	Amount	Capital	Stage	Total
Balance — September 1, 2005 (date of inception)
Shares issued to Founders on September 22, 2005	2,500,000	$250	$750		$1,000
Net loss for the period ended December 31, 2005				$(1,000)	$(1,000)

Balance — December 31, 2005	2,500,000	$250	$750	$(1,000)	—

Sale of 11,000,000 units, net of underwriter’s discount and offering expenses (including 2,199,999 shares subject to possible conversion)	11,000,000	$1,100	$80,996,315	$—	$80,997,415
Proceeds subject to possible conversion of 2,199,999 shares			(16,895,992)		$(16,895,992)
Proceeds from Sale of Warrants to Founders			2,500,000		2,500,000

Accretion of trust fund relating to common stock subject to possible conversion for the twelve months ended December 31, 2006 (net of taxes of $313,349)				$(370,074)	$(370,074)
Net Income for the year ended December 31, 2006				$1,372,769	$1,372,769

Balance — December 31, 2006	13,500,000	$1,350	$66,601,073	$1,001,695	$67,604,118

Accretion of trust fund relating to common stock subject to possible conversion for the three months ended March 31, 2007 (net of taxes of $95,463)				$(108,438)	$(108,438)

Net Income for the three months ended March 31, 2007				$379,977	$379,977

Balance — March 31, 2007 (Unaudited)	13,500,000	$1,350	$66,601,073	$1,273,234	$67,875,657

See notes to condensed financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Condensed Statements of Cash Flows
(Unaudited)

			Sept. 1, 2005
			(Date of
			Inception)
	Three Months Ended		through
	March 31, 2007	March 31, 2006	March 31, 2007
Cash Flows from Operating Activities:
Net Income	$379,977	$129,902	$1,751,746
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred Tax Benefit	(41,000)	(45,000)	(469,000)
Changes in:
Miscellaneous Receivable	—	19,000	—
Prepaid Expenses	3,489	(139,547)	(52,700)
Accrued Expenses	204,730	204,652	488,920
Accrued Offering Expenses	—	(10,000)	—
Accounts Payable — Related Party	—	(50,000)	—

Net Cash provided by operating activities	547,196	109,007	1,718,966

Cash Flows from Investing Activities:
Principal deposited into Trust Account	—	(84,480,000)	(84,480,000)
Purchase of investments in Trust Fund	(1,041,034)	(367,594)	(4,458,147)
Redemption of investment in Trust Fund	182,900	—	1,737,500

Net Cash used in investing activities	(858,134)	(84,847,594)	(87,200,647)

Cash Flows from Financing Activities:
Repayment of payable to related parties	—	(300,000)	—
Proceeds from sale of shares to Founders	—	—	1,000
Proceeds from public offering	—	88,000,000	88,000,000
Costs of offering	—	(4,096,626)	(4,362,585)
Proceeds from sale of warrants to Founders	—	2,500,000	2,500,000

Net Cash provided by financing activities	—	86,103,374	86,138,415

Net increase (decrease) in Cash and Cash Equivalents	(310,938)	1,364,787	656,734
Cash and Cash Equivalents — beginning of period	967,672	93,543	—

Cash and Cash Equivalents — end of period	$656,734	$1,458,330	$656,734

Supplemental non-cash activity:
Accrual of offering costs	—	17,500	—
Accrual of deferred underwriter fees	—	2,640,000	2,640,000
Accretion of Trust income relating to common stock subject to possible conversion	108,438	39,811	478,512
Cash paid during the period
Income taxes	182,900	605	1,555,205
See notes to condensed financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Notes to Condensed Financial Statements
(Unaudited)
March 31, 2007
NOTE A—BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of Global Logistics Acquisition Corporation (the “Company”) and its results of operations and cash flows for the interim period presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s December 31, 2006 10-K filed on March 29, 2007. The results of the Company’s operations for the interim period are not necessarily indicative of the operating results for the full year.
NOTE B—ORGANIZATION AND BUSINESS OPERATIONS
The Company was incorporated in Delaware on September 1, 2005. The Company was formed to serve as a vehicle for the acquisition of one or more operating businesses in the transportation and logistics sector and related industries through a merger, capital stock exchange, asset acquisition or other similar business combination. All activity from September 1, 2005 through February 21, 2006 (the date the Company completed the Offering (defined below)) related to the Company’s formation and the Offering is described below. Since February 21, 2006, the Company has been searching for a target business to acquire. The Company has not generated any revenue to date other than interest income earned on the proceeds of the Offering. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end.
The registration statement for the Company’s initial public offering (“Offering”) of 10,000,000 units, each consisting of one share of common stock, par value $.0001 (“Shares”), and one redeemable common stock purchase warrant (“Warrants”) exercisable for an additional Share, was declared effective on February 15, 2006. The Company consummated the Offering on February 21, 2006. In addition, the underwriters exercised their over-allotment option for an additional 1,000,000 units, which units were issued on March 1, 2006. In total, the Company recorded net proceeds of approximately $80,997,000 after deducting underwriting discounts and commissions (including $2,640,000 of deferred underwriting discounts and commissions) and offering expenses. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating an initial business combination with (or acquisition of) one or more operating businesses in the transportation and logistics sector and related industries (“Business Combination”). The operating businesses that the Company acquires in such Business Combination must have, individually or collectively, a fair market value equal to at least 80% of the balance in the Trust Account (excluding deferred underwriting discounts and commissions of $2,640,000) at the time of such acquisition. At March 31, 2007, $87,200,647 ($2,640,000 of which consists of deferred underwriting discounts and commissions) of the net proceeds inclusive of interest earned is being held in a trust account (“Trust Account”) and is invested in a trust fund which invests in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a registered credit rating agency at the time of the acquisition until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 20% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering) vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.
With respect to a Business Combination which is approved and consummated (that is, less than 20% of the outstanding stock, excluding, for this purpose, those shares of common stock issued prior to the Offering, vote against the Business Combination), any public stockholder who voted against the Business Combination may demand that the Company convert his or her shares (excluding warrants which are traded separately). The per share conversion price will equal the amount in the Trust Account (net of any taxes on earnings in the Trust Account), calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by public stockholders at the consummation of the Offering. Accordingly, public stockholders holding less than 20% of the aggregate number of shares owned by all public stockholders may seek conversion of their shares in the event a Business Combination is approved. As a result, a portion of the net proceeds from the Offering (19.99% of the amount held in the Trust Account) inclusive of interest, but net of taxes has been classified as common stock subject to possible conversion in the accompanying balance sheets.

In the event that the Company does not consummate a Business Combination within 18 months (by August 21,2007) from the date of the consummation of the Offering (or within 24 months (by February 21, 2008) after the consummation of the Offering if a letter of intent, agreement in principle or definitive agreement was executed within such 18-month period) the proceeds held in the Trust Account will be distributed pro rata to the Company’s public stockholders, excluding the initial stockholders to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering discussed in Note D).
Going concern consideration – As indicated in the accompanying financial statements, at March 31, 2007 the Company had unrestricted cash of $656,734 and $271,931 in accounts payable and accrued expenses, leaving us with $384,803 available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. The Company has incurred and expects to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to consummate a business combination will be successful or successful within the target business acquisition period. These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.
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
[5] Use of estimates:
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
[6] Adoption of New Accounting Pronouncement:
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the three month ended March 31, 2007.
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
NOTE F — RELATED PARTY TRANSACTIONS
Commencing on February 21, 2006, the Company has agreed to pay Blue Line Advisors, Inc. $7,500 per month for office space and administrative support services. For the year ended December 31 ,2006 and the three months ended March 31, 2007, the Company paid $82,500 and $22,500, respectively, for the space and services. Upon the earlier of the completion of a Business Combination or the liquidation of the Trust Account, the Company will no longer be required to pay these monthly fees. During 2006, the Company incurred $10,000 in travel expense for services rendered by a related party.
NOTE G — COMMITMENT AND CONTINGENCIES
In connection with the Offering, the Company agreed to pay underwriting discounts and commissions equal to 7.0% of the gross offering proceeds of the Offering. The underwriters agreed to defer the collection of a portion of these underwriting discounts and commissions totaling 3.0% of the gross offering proceeds and have placed the deferred portion of these fees into the Company’s Trust Account. Such fees will be paid only upon completion of a Business Combination. Accordingly, at March 31, 2007, the Company has accrued deferred underwriting discounts and commissions of $2,640,000. The underwriters have agreed to waive any deferred underwriting discounts and commissions with respect to any shares public stockholders have elected to convert into cash pursuant to conversion rights discussed in Note B.
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
NOTE H — INCOME TAXES
Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset of $469,000 for the tax effect of temporary differences, aggregating $1,033,019 at March 31, 2007. The amount of temporary differences relating to start up costs and organization costs amounted to $1,032,019 and $1,000, respectively.
The Company files federal and state income tax returns and is subject to federal and state income tax examinations for 2005 and 2006.

The current and deferred components of taxes are comprised of the following:

			September 1, 2005
			(Date of Inception)
	Three Months Ended		through
	March 31, 2007	March 31, 2006	March 31, 2007
Current Tax Provision
Federal	$220,594	$75,000	$1,187,062
State and Local	170,002	53,000	768,032

Total Current Tax Position	$390,596	$128,000	$1,955,094

Deferred Income Tax Provision (Benefit)
Federal	$(29,000)	$(27,000)	$(290,000)
State and Local	(12,000)	(18,000)	(179,000)

Total Current Tax Position	$(41,000)	$(45,000)	$(469,000)

Total Provision for Taxes	349,596	$83,000	$1,486,094

The sources of deferred tax assets as of March 31, 2007, and December 31, 2006, are as follows:

	March 31, 2007	December 31, 2006
Organization Costs	$500	$500
Startup Costs	$468,500	$427,500

Total Non-Current Deferred Tax Assets	$469,000	$428,000
Valuation Allowance	$—	—

Net Deferred Tax Assets	$469,000	$428,000
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
The registration statement for the Company’s Offering of 10,000,000 Units, each consisting of one Share, and one Warrant exercisable for an additional Share was declared effective February 15, 2006. The Company consummated the Offering on February 21, 2006. In addition, the underwriters exercised their over-allotment option for an additional 1,000,000 Units. The Company consummated the exercise of the over-allotment option on March 1, 2006. In total, the Company recorded net proceeds of approximately $80,997,000 after deducting offering expenses of approximately $843,000 and underwriting discounts and commissions (including deferred underwriting discounts and commissions of $2,640,000) of $6,160,000. Of this amount, $79,340,000 was placed in the Trust Account, with approximately $1,657,000 remaining available for locating and evaluating potential acquisition candidates and for general corporate purposes. In addition, deferred underwriting discounts and commissions of $2,640,000 and proceeds from the sale of warrants to the founders totaling $2,500,000 have been placed in the Trust Account.
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

Through March 31, 2007, our efforts have been limited to organizational activities, activities relating to the Offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have not generated any revenues, other than interest income earned on the proceeds of the Offering. As of March 31, 2007, approximately $87,200,647 was held in the Trust Account (including $2,640,000 of deferred underwriting discounts and commissions) and we had approximately $656,734 of our offering proceeds not held in trust remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.
For the three months ended March 31, 2007, we earned $1,043,373 in interest income. All of our funds in the Trust Account are invested in one or more money market funds which invest principally in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized rating agency at the time of acquisition. The Trust Account has a dollar-weighted average portfolio maturity of 90 days or less.
RESULTS OF OPERATIONS — LIQUIDITY AND CAPITAL RESOURCES
Operating expenses for the three months ended March 31, 2007, the three moths ended March 31, 2006, and the period from September 1, 2005 (Date of Inception) through March 31, 2007 were $313,800, $160,377, and $1,246,113 respectively. These costs were principally composed of legal, accounting expenses, and administrative costs related to due diligence in seeking acquisition candidates and SEC filings.
For the three months ended March 31, 2007, the three months ended March 31, 2006, and the period from September 1, 2005 (Date of Inception) through March 31, 2007, we had income before provision for income taxes of $729,573, $212,902, and $3,237,840 respectively.
The Company’s net income after deducting income taxes for the three months ended March 31, 2007, the three months ended March 31, 2006, and the period from September 1, 2005 (Date of Inception) through March 31, 2007, were $379,977, $129,902, and $1,751,746 respectively.
For the three months ended March 31, 2007, we disbursed an aggregate of approximately $311,000 out of the proceeds of our initial public offering not held in trust for the following purposes:
•	$66,000 for Delaware franchise taxes;

•	$175,500 of expenses for due diligence and investigation of prospective target businesses;

•	$47,000 of expenses in legal, accounting and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses; and

•	$22,500 to Blue Line Advisors, Inc. for office space and administrative support under terms of an administrative support agreement.
As indicated in the accompanying financial statements, at March 31, 2007 the Company had out of trust cash of $656,734 and $271, 931 in accounts payable and accrued expenses, leaving us with $384,803 available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. The Company has incurred and expects to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’ plans to consummate a business combination will be successful or successful within the target business acquisition period. These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.
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
     We believe the following critical accounting policies affect the more significant estimates and judgments used in the preparation of our financial statements.
     Cash and Cash Equivalents
     We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. We had cash deposits in excess of the federally insured limits at March 31, 2007.
     Earnings per common share
     Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding warrants and the proceeds thereof were used to purchase treasury shares at the average market price during the period.
     Use of estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.
     Fair value of financial instruments
     The carrying amounts of our financial assets, including cash and cash equivalents and short term investments, approximate fair value because of their short term maturities.
     Income Taxes
     Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.
Item 3 — Quantitative and Qualitative Disclosures about Market Risk
To date, our efforts have been limited to organizational activities and activities relating to the Offering and the identification of a target business; we have not generated any revenues (other than interest earned on the proceeds of the Offering). As the proceeds from the Offering held in the Trust Account have been invested in short term investments, our only market risk exposure relates to fluctuations in interest rates.
As March 31, 2007, approximately $87,200,647 of the net proceeds of the Offering was held in trust for the purposes of consummating a Business Combination. As of March 31, 2007, the proceeds held in trust have been invested in one or more money market funds which invest principally in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized rating agency at the time of acquisition. The Trust Account has a dollar-weighted average portfolio maturity of 90 days or less. As of March 31, 2007, the effective annualized interest rate payable on our investment was approximately 4.9%. Assuming no other changes to our holdings as of March 31, 2007, a 100 basis point decrease in the underlying interest rate payable on our investments as of March 31, 2007 would result in a decrease of approximately $218,000 in the interest earned on our investments for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.
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
As of March 31, 2007, we, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and the Chief Financial Officer of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
The registration statement for the Company’s Offering of 10,000,000 Units, each consisting of one Share and one Warrant exercisable for an additional Share was declared effective February 15, 2006. The Company consummated the Offering on February 21, 2006. In addition, the underwriters exercised their over-allotment option for an additional 1,000,000 Units. The Company consummated the exercise of the over-allotment option on March 1, 2006. In total, the Company recorded net proceeds of approximately $80,997,000 after deducting offering expenses of approximately $843,000 and underwriting discounts and commissions (including deferred underwriting discounts and commissions of $2,640,000) of $6,160,000. Of this amount, $79,340,000 was placed in the Trust Account, with approximately $1,657,000 remaining available for locating and evaluating potential acquisition candidates and for general corporate purposes. In addition, deferred underwriting discounts and commissions of $2,640,000 and proceeds from the sale of warrants to the founders totaling $2,500,000 have been placed in the Trust Account.
For the three months ended March 31, 2007, we disbursed an aggregate of $311,000 out of the proceeds of our initial public offering not held in trust for the following purposes:
•	$66,000 for Delaware franchise taxes;

•	$175,500 of expenses for due diligence and investigation of prospective target businesses;

•	$47,000 of expenses in legal, accounting and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses; and

•	$22,500 to Blue Line Advisors, Inc. for office space and administrative support under terms of an administrative support agreement.
As of March 31, 2007, $87,200,647 was held in the Trust Account (including $2,640,000 of deferred underwriting discounts and commissions) and we had $656,734 of our offering proceeds not held in trust remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

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

GLOBAL LOGISTICS ACQUISITION CORPORATION
Date: May 11, 2007	By:	/s/ James J. Martell
James J. Martell
Chairman of the Board of Directors

Date: May 11, 2007	By:	/s/ Gregory E. Burns
Gregory E. Burns
President and Chief Executive Officer (principal executive officer)

Date: May 11, 2007	By:	/s/ Kenneth L. Saunders
Kenneth L. Saunders
Chief Financial Officer, Treasurer and Corporate Secretary (principal accounting officer)