Form 10-Q
period 2007-06-30
Global Logistics Acquisition CORP
filed 2007-08-02
CIK 1338401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED June 30, 2007

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
Yes  ☑ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer   ☐                      Accelerated filer  ☐                      Non-accelerated filer  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) YES  ☑ NO  ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s Common Stock, $0.0001 par value, outstanding as of August 1, 2007 was 13,500,000.

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION
Item 1 Financial Statements
Condensed Balance Sheets — as of June 30, 2007 (unaudited) and as of December 31, 2006	3

Condensed Statements of Operations (unaudited) — Three Months Ended June 30, 2007 and 2006,	4
Six Months Ended June 30, 2007 and 2006, and September 1, 2005 (Date of Inception) through June 30, 2007

Condensed Statements of Changes in Common Stockholders’ Equity — From September 1, 2005	5
(Date of Inception) through December 31, 2006, and (unaudited) Six Months Ended June 30, 2007

Condensed Statements of Cash Flows (unaudited) — Six Months Ended June 30, 2007 and 2006,	6
and From September 1, 2005 (Date of Inception) through June 30, 2007

Notes to Unaudited Condensed Financial Statements	7-10

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operation	10

Item 3 Quantitative and Qualitative Disclosures about Market Risk	12

Item 4 Controls and Procedures	13

PART II OTHER INFORMATION
Item 1 Legal Proceedings	13

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 6 Exhibits	15

SIGNATURES	16

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Condensed Balance Sheets

	June 30, 2007
	(Unaudited)	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$237,365	$967,672
Prepaid Expenses	27,993	56,189

Total Current Assets	265,358	1,023,861

Investments in marketable securities held in Trust Account	87,676,498	86,342,513
Deferred Acquisition Costs	371,606	—
Deferred Tax Asset	513,000	428,000

TOTAL ASSETS	$88,826,462	$87,794,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued Income Taxes	$100,220	$9,293
Accrued Expense — Related Party	10,000	10,000
Accrued Expenses — Other	318,110	264,897
Deferred Underwriting Fees	2,640,000	2,640,000

Total Current Liabilities	$3,068,330	$2,924,190

COMMITMENTS AND CONTINGENCIES
Common stock, subject to possible conversion 2,199,999 shares	16,895,992	16,895,992
Interest attributable to common stock, subject to possible conversion (net of taxes of $505,196 and $313,349, respectively)	595,204	370,074

STOCKHOLDERS’ EQUITY
Preferred stock — $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock — $.0001 par value; 400,000,000 shares authorized; 13,500,000 issued and outstanding at June 30, 2007 and December 31, 2006, (including 2,199,999 subject to conversion at June 30, 2007 and December 31, 2006)	1,350	1,350
Additional paid-in capital	66,601,073	66,601,073
Retained earnings accumulated during the development stage	1,664,513	1,001,695

Total Stockholders’ Equity	68,266,936	67,604,118

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$88,826,462	$87,794,374

See notes to condensed financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Condensed Statements of Operations
(Unaudited)

					Sept. 1, 2005
					(Date of
					Inception)
	Three Months Ended		Six Months Ended		through
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
Formation Costs	—	—	—		(1,000)
Operating Costs	$(137,059)	$(212,292)	$(450,860)	$(372,669)	$(1,382,173)

Loss from Operations	(137,059)	(212,292)	(450,860)	(372,669)	(1,383,173)

Other Income
Interest Income — Trust	1,043,856	949,556	2,084,889	1,317,150	5,502,002
Interest Income — Other	1,990	9,456	4,331	15,141	27,797

Income Before Provision for Income Taxes	$908,787	$746,720	$1,638,360	$959,622	$4,146,626

Provision for Income Taxes
Current	444,815	477,076	835,411	605,076	2,399,909
Deferred	(44,000)	(126,000)	(85,000)	(171,000)	(513,000)

Net Income	$507,972	$395,644	$887,949	$525,546	$2,259,717

Less: Interest Income attributable to common stock subject to possible conversion (net of taxes of $92,077, $87,074, $191,846, $120,782 and $505,196, respectively)	(116,694)	(102,837)	(225,131)	(142,648)	(595,204)

Net Income attributable to common stockholders not subject to possible conversion	$391,278	$292,807	$662,818	$382,898	$1,664,513

Weighted Average Number of Shares Outstanding
Basic	13,500,000	13,500,000	13,500,000	10,356,354
Diluted	16,517,232	16,107,024	16,459,506	12,195,443

Net Income per share
Basic	$0.04	$0.03	$0.07	0.05
Diluted	0.03	0.02	0.05	0.04

Pro Forma Weighted Average Number of Shares Outstanding Exclusive of Shares Subject to Possible Conversion
Basic	11,300,001	11,300,001	11,300,001	8,785,084
Diluted	14,317,233	13,907,025	14,259,507	10,624,173

Pro Forma Net Income per share
Basic	$0.03	$0.03	$0.06	0.04
Diluted	0.03	0.02	0.05	0.04

See notes to condensed financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Condensed Statements of Changes in Common Stockholders’ Equity
For the period September 1, 2005 (Date of Inception) through June 30, 2007

				Retained
				Earnings
				(Deficit)
				Accumulated
			Additional	During the
			Paid-In	Development
	Shares	Amount	Capital	Stage	Total
Balance — September 1, 2005 (date of inception)
Shares issued to Founders on September 22, 2005	2,500,000	$250	$750		$1,000
Net loss for the period ended December 31, 2005				$(1,000)	$(1,000)

Balance — December 31, 2005	2,500,000	$250	$750	$(1,000)	—

Sale of 11,000,000 units, net of underwriter’s discount and offering expenses (including 2,199,999 shares subject to possible conversion)	11,000,000	$1,100	$80,996,315	$—	$80,997,415
Proceeds subject to possible conversion of 2,199,999 shares			(16,895,992)		$(16,895,992)
Proceeds from Sale of Warrants to Founders			2,500,000		2,500,000

Accretion of trust fund relating to common stock subject to possible conversion for the twelve months ended December 31, 2006 (net of taxes of $313,349)				$(370,074)	$(370,074)
Net Income for the year ended December 31, 2006				$1,372,769	$1,372,769

Balance — December 31, 2006	13,500,000	$1,350	$66,601,073	$1,001,695	$67,604,118

Accretion of trust fund relating to common stock subject to possible conversion for the six months ended June 30, 2007 (net of taxes of $191,846)				$(225,131)	$(225,131)

Net Income for the six months ended June 30, 2007				$887,949	$887,949

Balance — June 30, 2007 (Unaudited)	13,500,000	$1,350	$66,601,073	$1,664,513	$68,266,936

See notes to condensed financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Condensed Statements of Cash Flows
(Unaudited)

			Sept.1, 2005
			(Date of
			Inception)
	Six Months Ended		through
	June 30, 2007	June 30, 2006	June 30, 2007
Cash Flows from Operating Activities:
Net Income	$887,949	$525,546	$2,259,717
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred Tax Benefit	(85,000)	(171,000)	(513,000)
Changes in:
Prepaid Expenses	28,196	(111,761)	(27,993)
Miscellaneous Receivable	—	19,000	—
Accrued Expenses	144,140	331,451	428,330
Accounts Payable — Related Party	—	(50,000)	—

Net Cash provided by operating activities	975,285	543,236	2,147,054

Cash Flows from Investing Activities:
Payment of Deferred Acquisition Costs	(371,606)	—	(371,606)
Principal deposited into Trust Account	—	(84,480,000)	(84,480,000)
Purchase of investments in Trust Fund	(1,333,986)	(947,150)	(3,196,498)

Net Cash used in investing activities	(1,705,592)	(85,427,150)	(88,048,104)

Cash Flows from Financing Activities:
Repayment of note payable to related parties	—	(300,000)	—
Proceeds from sale of shares to Founders	—	—	1,000
Proceeds from public offering	—	88,000,000	88,000,000
Costs of offering	—	(4,124,127)	(4,362,585)
Proceeds from sale of warrants to Founders	—	2,500,000	2,500,000

Net Cash provided by financing activities	—	86,075,873	86,138,415

Net increase (decrease) in Cash and Cash Equivalents	(730,307)	1,191,959	237,365
Cash and Cash Equivalents — beginning of period	967,672	93,543	—

Cash and Cash Equivalents — end of period	$237,365	$1,285,503	$237,365

Supplemental non-cash activity:
Accrual of deferred underwriter fees	—	2,640,000	2,640,000
Accretion of Trust income relating to common stock subject to possible conversion	225,132	142,648	595,205
Cash paid during the period
Income taxes	744,484	370,605	2,299,689

See notes to condensed financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Notes to Condensed Financial Statements
(Unaudited)
June 30, 2007
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
The registration statement for the Company’s initial public offering (“Offering”) of 10,000,000 units, each consisting of one share of common stock, par value $.0001 (“Shares”), and one redeemable common stock purchase warrant (“Warrants”) exercisable for an additional Share, was declared effective on February 15, 2006. The Company consummated the Offering on February 21, 2006. In addition, the underwriters exercised their over-allotment option for an additional 1,000,000 units, which units were issued on March 1, 2006. In total, the Company recorded net proceeds of approximately $80,997,000 after deducting underwriting discounts and commissions (including $2,640,000 of deferred underwriting discounts and commissions) and offering expenses. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating an initial business combination with (or acquisition of) one or more operating businesses in the transportation and logistics sector and related industries (“Business Combination”). The operating business or businesses that the Company acquires in such Business Combination must have, individually or collectively, a fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of $2,640,000) at the time of such acquisition. At June 30, 2007, $87,676,498 ($2,640,000 of which consists of deferred underwriting discounts and commissions) of the net proceeds inclusive of interest earned subject to unpaid taxes is being held in such trust account (“Trust Account”) and is invested in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a registered credit rating agency at the time of the acquisition until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company, has signed a definitive agreement for the acquisition of a target business (Note J) and will submit such transaction for stockholder approval. In the event that 20% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering) vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.
With respect to a Business Combination which is approved and consummated, any public stockholder who voted against the Business Combination may demand that the Company convert his or her shares (excluding warrants which are traded separately). The per share conversion price will equal the amount in the Trust Account (net of any taxes on earnings in the Trust Account), calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by public stockholders at the consummation of the Offering. Accordingly, public stockholders holding less than 20% of the aggregate number of shares owned by all public stockholders may seek conversion of their shares in the event a Business Combination is approved. As a result, a portion of the net proceeds from the Offering (19.99% of the amount held in the Trust Account) inclusive of interest, but net of taxes has been classified as common stock subject to possible conversion in the accompanying balance sheets.

In the event that the Company does not consummate a Business Combination within 18 months (by August 21,2007) from the date of the consummation of the Offering (or within 24 months (by February 21, 2008) after the consummation of the Offering if a letter of intent, agreement in principle or definitive agreement was executed within such 18-month period) the proceeds held in the Trust Account will be distributed pro rata to the Company’s public stockholders, excluding the initial stockholders to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering discussed in Note D). The Company entered into a Stock Purchase Agreement with The Clark Group Inc. (“Clark”) and Clark’s stockholders on May 18, 2007 and consequently has until February 21, 2008 to complete the business combination, unless terminated prior to this date as provided in the agreement.
Going concern consideration – As indicated in the accompanying financial statements, at June 30, 2007 the Company had unrestricted cash of $237,365 and $328,110 in accounts payable and accrued expenses, excluding accrued income taxes of $100,220. The Company believes it will have sufficient available funds outside of the Trust Account to operate through February 21, 2008 because its officers and directors have agreed to advance funds (without recourse to the Trust Account) to meet its reasonable out-of-pocket expenses when available funds held outside the Trust Account are insufficient for that purpose. The Company has incurred and expects to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the target business acquisition period. These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.
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
[6] Adoption of New Accounting Pronouncement:
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact the Company’s financial position, results of operations or cash flows for the six month ended June 30, 2007.
NOTE D— INITIAL PUBLIC OFFERING
On February 21, 2006, the Company sold 10,000,000 units (“Units”) in the Offering for $8.00 per Unit. Each Unit consisted of one Share and one Warrant. On March 1, 2006, pursuant to the underwriters’ over-allotment option, the Company sold an additional 1,000,000 Units for $8.00 per Unit. Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the completion of a Business Combination, and expires February 15, 2011. The Warrants are redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. Under the terms of the warrant agreement governing the Warrants, the Company is required to use its best efforts to register the Warrants and maintain such registration. After evaluating the Company’s financial statement treatment with respect to the accounting for derivative financial instruments pursuant to FASB’s Emerging Issues Task Force Issue No. 00-19, the Company entered into a First Supplemental Warrant Agreement (the “Supplemental Agreement”), dated August 21, 2006, with The Bank of New York (the “Warrant Agent”), to amend the Warrant Agreement, dated as of February

15, 2006, between the Company and the Warrant Agent in order to clarify that registered holders of the Company’s Warrants do not have the right to receive a net cash settlement or other consideration in lieu of physical settlement in shares of the Company’s Common Stock. All of the Company’s initial stockholders have certain registration rights.
NOTE E — INVESTMENTS HELD IN THE TRUST ACCOUNT
The Company holds investments in one or more money market funds which invest principally in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized rating agency at the time of acquisition, which are carried at market value.
NOTE F — DEFFERED ACQUISITION COSTS
As of June 30, 2007, the Company has accumulated approximately $372,000 in deferred costs related to the proposed Business Combination with The Clark Group, Inc. (Note J). These costs will be capitalized contingent upon the completion of the Business Combination following the required approval by the Company’s stockholders and the fulfillment of certain other conditions. If the acquisition is not completed, these costs will be recorded as an expense. Deferred acquisition costs consist primarily of approximately $126,000 for legal services, $36,000 for accounting and due diligence services, $100,000 for fairness opinion services, $93,000 for other consulting and accounting services, and approximately $17,000 in due diligence expenses directly associated with the negotiation and execution of the Stock Purchase Agreement with The Clark Group.
NOTE G — RELATED PARTY TRANSACTIONS
Commencing on February 21, 2006, the Company has agreed to pay Blue Line Advisors, Inc. $7,500 per month for office space and administrative support services. For the six months ended June 30, 2007 and 2006, and September 1, 2005 (Date of Inception) through June 30, 2007 the Company incurred $45,000, $37,500 and $127,500 respectively, for the space and services. Upon the earlier of the completion of a Business Combination or the liquidation of the Trust Account, the Company will no longer be required to pay these monthly fees. During 2006, the Company incurred $10,000 in travel expense for services rendered by a related party.
NOTE H — COMMITMENT AND CONTINGENCIES
In connection with the Offering, the Company agreed to pay underwriting discounts and commissions equal to 7.0% of the gross offering proceeds of the Offering. The underwriters agreed to defer the collection of a portion of these underwriting discounts and commissions totaling 3.0% of the gross offering proceeds and have placed the deferred portion of these fees into the Company’s Trust Account. Such fees will be paid only upon completion of a Business Combination. Accordingly, at June 30, 2007, the Company has accrued deferred underwriting discounts and commissions of $2,640,000. The underwriters have agreed to waive any deferred underwriting discounts and commissions with respect to any shares public stockholders have elected to convert into cash pursuant to conversion rights discussed in Note B.
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
NOTE I — INCOME TAXES
Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset of $513,000 for the tax effect of temporary differences, aggregating $1,128,829 at June 30, 2007. The amount of temporary differences relating to start up costs and organization costs amounted to $1,127,829 and $1,000, respectively.
The Company files federal and state income tax returns and is subject to federal and state income tax examinations for 2005 and 2006.

The current and deferred components of taxes are comprised of the following:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Current Tax Provision
Federal	$303,221	$301,900	$523,815	$374,217
State and Local	141,594	175,876	311,596	231,559

Total Current Tax Position	$444,815	$477,776	$835,411	$605,776

Deferred Income Tax Provision (Benefit)
Federal	$(27,000)	$(78,000)	$(56,000)	$(105,000)
State and Local	(17,000)	(48,000)	(29,000)	(66,000)

Total Current Tax Position	$(44,000)	$(126,000)	$(85,000)	$(171,000)

Total Provision for Taxes	$400,815	$351,776	$750,411	$434,776

	June 30, 2007	December 31 ,2006
The sources of deferred tax assets as of June 30, 2007, and December 31, 2006, are as follows:
Organization Costs	$500	$500
Startup Costs	$512,500	$427,500

Total Non-Current Deferred Tax Assets	$513,000	$428,000
Valuation Allowance	$—	—

Net Deferred Tax Assets	$513,000	$428,000
NOTE J — Purchase Agreement and Subsequent Event
The Company entered into a Stock Purchase Agreement (“SPA”) with The Clark Group Inc. (“Clark”) and Clark’s stockholders on May 18, 2007. Clark is a provider of mission-critical supply chain solutions to the print media industry. Pursuant to the SPA, the Company will purchase all of the outstanding capital stock of Clark from Clark’s stockholders for a total consideration of $75,000,000 (of which $72,527,473 will be paid in cash and $2,472,527 will be paid by the issuance of 320,276 shares of the Company’s common stock valued at $7.72 per share). The purchase price is subject to a working capital adjustment.
The purchase agreement may be terminated at any time, but not later than the closing, as follows:
•	By mutual written consent of GLAC and the Clark stockholders (acting through their representative);

•	By either GLAC or the representative of the Clark stockholders if the acquisition is not consummated on or before September 30, 2007, provided that such termination is not available to a party whose action or failure to act has been a principal cause of or resulted in the failure of the acquisition to be consummated before such date and such action or failure to act is a breach of the purchase agreement;

•	By either GLAC or the representative of the Clark stockholders if a governmental entity shall have issued an order, decree or ruling or taken any other action, in any case having the effect of permanently restraining, enjoining or otherwise prohibiting the acquisition, which order, decree, judgment, ruling or other action is final and nonappealable;

•	By either GLAC or the representative of the Clark stockholders if the other party has breached any of its covenants or representations and warranties in any material respect and has not cured its breach within thirty days of the notice of an intent to terminate, provided that the terminating party is itself not in breach; and

•	By either GLAC or the representative of the Clark stockholders if, at the GLAC stockholder meeting, the purchase agreement shall fail to be approved by the affirmative vote of the holders of a majority of the Public Shares present in person or represented by proxy and entitled to vote at the special meeting or the holders of 20% or more of such shares exercise conversion rights; and

•	By the representative of the Clark stockholders if GLAC’s board of directors fails to include a recommendation to GLAC’s stockholders in the proxy statement to approve the transactions contemplated by the Purchase Agreement or withdraws or modifies (in a manner adverse to Clark or its stockholders) such recommendation.
Effective July 6, 2007, the Company filed with the SEC a preliminary proxy statement. There can be no assurance that the Business Combination will be consummated.

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
RECENT EVENTS
The Company, The Clark Group and Clark’s stockholders entered into the Stock Purchase Agreement (“SPA”) on May 18, 2007. Pursuant to the SPA, the Company will purchase all of the outstanding capital stock of Clark from Clark’s stockholders for a total consideration of $75,000,000 (of which $72,527,472.53 will be paid in cash and $2,472,527.47 will be paid by the issuance of 320,276 shares of the Company’s common stock valued at $7.72 per share). The purchase price is subject to dollar-for-dollar increase or decrease to the extent that Clark’s working capital at the time of closing is greater (less negative) or less (more negative) than a working capital deficit of $1,588,462. The purchase price is also subject to decrease if the average of the working capital on the last day of the month for the twelve months ending March 31, 2008 is higher (less negative) than that amount. For such purposes, Clark’s working capital is defined a the sum of (A) current assets excluding cash plus (B) $616,438 representing 3-day check float minus (C) current liabilities minus (D) the aggregate amount of checks outstanding at the closing date that were issued in payment of accounts payable. The working capital will be determined in a manner consistent with that used by Clark prior to the date of execution of the SPA.
Clark is a provider of mission-critical supply chain solutions to the print media industry. Domestically, Clark is the largest independent provider of domestic newsstand magazine distribution services in North America, offering value-added distribution, transportation management and consulting services. Internationally, Clark is the largest consolidator of US magazines for export, and also offers other print media-related import/export services. In both domestic and international segments, Clark maintains no print media inventory and relies almost exclusively on third-party or leased assets for transportation (ground, air and ocean), thereby maximizing the variability of its expense structure, minimizing capital expenditures and providing financial returns that are comparable to publicly-traded non-asset based companies.
The acquisition is expected to be consummated in the third quarter of 2007, after the required approval by the stockholders of the Company and the fulfillment of certain other conditions.
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
Through June 30, 2007, our efforts have been limited to organizational activities, activities relating to the Offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have not generated any revenues, other than interest income earned on the proceeds of the Offering. As of June 30, 2007, $87,676,498 was held in the Trust Account (including $2,640,000 of deferred underwriting discounts and commissions) and we had $237,365 of our offering proceeds not held in trust remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.
For the three months and six months ended June 30, 2007, we earned $1,045,846 and $2,089,220, respectively, in interest income. All of our funds in the Trust Account are invested in one or more money market funds which invest principally in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized rating agency at the time of acquisition. The Trust Account has a dollar-weighted average portfolio maturity of 90 days or less.
RESULTS OF OPERATIONS — LIQUIDITY AND CAPITAL RESOURCES
Operating expenses for the three months ended June 30, 2007 and 2006, for the six months ended June 30, 2007 and 2006, and the period from September 1, 2005 (Date of Inception) through June 30, 2007 were $137,059, $212,292, $450,860, $372,669 and $1,382,173, respectively. These costs were principally composed of legal, accounting expenses, and administrative costs related to due diligence in seeking acquisition candidates and SEC filings.
For the three months ended June 30, 2007 and 2006, for the six months ended June 30, 2007 and 2006, and the period from September 1, 2005 (Date of Inception) through June 30, 2007, we had income before provision for income taxes of $908,787, $746,720, $1,638,360, $959,622 and $4,146,626, respectively.
The Company’s net income after deducting income taxes for the three months ended June 30, 2007 and 2006, for the six months ended June 30, 2007 and 2006, and the period from September 1, 2005 (Date of Inception) through June 30, 2007, were $507,972, $395,644, $887,949, 525,546 and $2,259,717, respectively.
For the three months and six months ended June 30, 2007, we disbursed an aggregate of approximately $424,000 and $742,000, respectively, out of the proceeds of our initial public offering not held in trust for the following purposes:
•	$132,000 for Delaware franchise taxes;

•	$476,000 of expenses for due diligence and investigation of prospective target businesses;

•	$89,000 of expenses in legal, accounting and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses; and

•	$45,000 to Blue Line Advisors, Inc. for office space and administrative support under terms of an administrative support agreement.
As indicated in the accompanying financial statements, at June 30, 2007 the Company had out of trust cash of $237,365 and $328,110 in accounts payable and accrued expenses, excluding accrued income taxes of $100,220. The Company believes it will have sufficient available funds outside of the Trust Account to operate through February 21, 2008 because its officers and directors have agreed with the Company to advance funds (without recourse to the Trust Account) to meet the Company’s reasonable out-of-pocket expenses when available funds held outside the Trust Account are insufficient for that purpose. The Company has incurred and expects to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’ plans to consummate a business combination will be successful or successful within the target business acquisition period. These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.
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
          Cash and Cash Equivalents
          We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. We had cash deposits in excess of the federally insured limits at June 30, 2007.
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
As June 30, 2007, $87,676,498 of the net proceeds of the Offering was held in trust for the purposes of consummating a Business Combination. As of June 30, 2007, the proceeds held in trust have been invested in one or more money market funds which invest principally in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized rating agency at the time of acquisition. The Trust Account has a dollar-weighted average portfolio maturity of 90 days or less. As of June 30, 2007, the effective annualized interest rate payable on our investment was approximately 4.9%. Assuming no other changes to our holdings as of June 30, 2007, a 100 basis point decrease in the underlying interest rate payable on our investments as of June 30, 2007 would result in a decrease of approximately $219,000 in the interest earned on our investments for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.
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
As of June 30, 2007, we, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and the Chief Financial Officer of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
There have been no changes in our internal control over financial reporting during the six months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For the three months and six months ended June 30, 2007, we disbursed an aggregate of approximately $424,000 and $742,000, respectively, out of the proceeds of our initial public offering not held in trust for the following purposes:
•	$132,000 for Delaware franchise taxes;

•	$476,000 of expenses for due diligence and investigation of prospective target businesses;

•	$89,000 of expenses in legal, accounting and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses; and

•	$45,000 to Blue Line Advisors, Inc. for office space and administrative support under terms of an administrative support agreement.
As of June 30, 2007, $87,676,498 was held in the Trust Account (including $2,640,000 of deferred underwriting discounts and commissions) and we had $237,365 of our offering proceeds not held in trust remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

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

GLOBAL LOGISTICS ACQUISITION CORPORATION
Date: August 1, 2007	By:	/s/ James J. Martell
James J. Martell
Chairman of the Board of Directors

Date: August 1, 2007	By:	/s/ Gregory E. Burns
Gregory E. Burns
President and Chief Executive Officer (principal executive officer)

Date: August 1, 2007	By:	/s/ Kenneth L. Saunders
Kenneth L. Saunders
Chief Financial Officer, Treasurer and Corporate Secretary (principal accounting officer)