Form 10-Q/A
period 2007-03-31
Global Logistics Acquisition CORP
filed 2007-09-07
CIK 1338401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A

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
The number of shares of the issuer’s Common Stock, $0.0001 par value, outstanding as of September 6, 2007 was 13,500,000.

EXPLANATORY NOTE
The Company is filing Form 8-K as to non-reliance on previously issued financial statements for the three and six months ended March 31, 2007 and June 30, 2007, respectively.
This amendment on Form 10-Q/A (“Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, initially filed with the Securities and Exchange Commission on May 14, 2007 (the “Original Filing”), reflects changes to the financial statements and notes to the financial statements relating to a share transfer from two principal stockholders to a third party who performed due diligence services. This transaction was not originally recorded for accounting purposes and this correction results in non-cash compensation (of $573,000, included in operating costs) and a contribution to capital, and has no net effect on total stockholder’s equity. This Form 10-Q/A amends and restates Item 1. Financial Statements, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 4. Controls and Procedures of the Original Filing. In addition, the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act (See Exhibits 31 and 32).
Except to the extent modified or updated, the foregoing items have not been amended to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been addressed in the Company’s reports filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing.
The effect of these changes on selected financial data are as follows:

	As originally reported	As restated
Balance sheet data:
Additional paid-in capital	66,601,073	67,174,073
Retained earnings accumulated during the development stage	1,273,234	700,234
Total stockholders’ equity	67,875,657	67,875,657

Statement of operations data:
Operating costs	313,800	886,800
Income (loss) from operations	(313,800)	(886,800)
Income before provision for income taxes	729,573	156,573
Net income (loss)	379,977	(193,023)
Net income (loss) per share:
Basic	.02	(.01)
Diluted	.02	(.01)

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION
Item 1 Financial Statements
Condensed Balance Sheets — as of March 31, 2007 (restated) (unaudited) and as of December 31, 2006	3

Condensed Statements of Operations (unaudited) — Three Months Ended March 31, 2007 (restated), and 2006,	4
and September 1, 2005 (Date of Inception) through March 31, 2007 (restated)

Condensed Statements of Changes in Common Stockholders’ Equity — From September 1, 2005	5
(Date of Inception) through December 31, 2006, and (unaudited) Three Months Ended March 31, 2007 (restated)

Condensed Statements of Cash Flows (unaudited) — Three Months Ended March 31, 2007 (restated),	6
Three months ended March 31, 2006, and From September 1, 2005 (Date of Inception) through March 31, 2007 (restated)

Notes to Unaudited Condensed Financial Statements	7-10

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operation	10

Item 3 Quantitative and Qualitative Disclosures about Market Risk	12

Item 4 Controls and Procedures	13

PART II OTHER INFORMATION
Item 1 Legal Proceedings	13

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 6 Exhibits	15

SIGNATURES	16

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Condensed Balance Sheets

	March 31, 2007
	(Restated,
	Note B)
	(Unaudited)	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$656,734	$967,672
Prepaid Expenses	52,700	56,189

Total Current Assets	709,434	1,023,861

Investments in marketable securities held in Trust Account	87,200,647	86,342,513
Deferred Tax Asset	469,000	428,000

TOTAL ASSETS	$88,379,081	$87,794,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued Income Taxes	$216,989	$9,293
Accrued Expense — Related Party	10,000	10,000
Accrued Expenses — Other	261,931	264,897
Deferred Underwriting Fees	2,640,000	2,640,000

Total Current Liabilities	$3,128,920	$2,924,190

COMMITMENTS AND CONTINGENCIES
Common stock, subject to possible conversion 2,199,999 shares	16,895,992	16,895,992
Interest attributable to common stock, subject to possible conversion (net of taxes of $408,812 and $313,349, respectively)	478,512	370,074

STOCKHOLDERS EQUITY
Preferred stock — $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock — $.0001 par value; 400,000,000 shares authorized; 13,500,000 issued and outstanding at March 31 ,2007 and December 31, 2006, (including 2,199,999 subject to conversion at March 31, 2007 and December 31, 2006)	1,350	1,350
Additional paid-in capital	67,174,073	66,601,073
Retained earnings accumulated during the development stage	700,234	1,001,695

Total Stockholders’ Equity	67,875,657	67,604,118

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$88,379,081	$87,794,374

See notes to condensed financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Condensed Statements of Operations
(Unaudited)

			Sept. 1, 2005
			(Date of
			Inception)
	Three Months Ended		through
	March 31, 2007	March 31, 2006	March 31, 2007
	(Restated,		(Restated,
	Note B)		Note B)
Formation Costs	—	—	(1,000)
Operating Costs	$(886,800)	$(160,377)	$(1,818,113)

Loss from Operations	(886,800)	(160,377)	(1,819,113)

Other Income
Interest Income — Trust	1,041,033	367,594	4,458,146
Interest Income — Other	2,340	5,685	25,807

Income Before Provision for Income Taxes	$156,573	$212,902	$2,664,840

Provision for Income Taxes
Current	390,596	128,000	1,955,094
Deferred	(41,000)	(45,000)	(469,000)

Net Income/(Loss)	$(193,023)	$129,902	$1,178,746

Less: Interest Income attributable to common stock subject to possible conversion (net of taxes of $99,768 $33,708 and $413,117 respectively)	(108,438)	(39,811)	(478,512)

Net Income/Loss attributable to common stockholders not subject to possible conversion	$(301,461)	$90,091	$700,234

Weighted Average Number of Shares Outstanding
Basic	13,500,000	7,177,778
Diluted	13,500,000	8,244,221

Net Income/(Loss) per share
Basic	$(0.01)	$0.02
Diluted	(0.01)	0.02

Weighted Average Number of Shares Outstanding Exclusive of Shares Subject to Possible Conversion
Basic	11,300,001	6,242,223
Diluted	11,300,001	7,308,666

Net Income/(Loss) per share
Basic	$(0.03)	$0.01
Diluted	(0.03)	0.01
See notes to condensed financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Condensed Statements of Changes in Common Stockholders’ Equity
For the period September 1, 2005 (Date of Inception) through March 31, 2007

				Retained
				Earnings
				(Deficit)
				Accumulated
			Additional	During the
			Paid-In	Development
	Shares	Amount	Capital	Stage	Total
Balance — September 1, 2005 (date of inception)
Shares issued to Founders on September 22, 2005	2,500,000	$250	$750		$1,000
Net loss for the period ended December 31, 2005				$(1,000)	$(1,000)

Balance — December 31, 2005	2,500,000	$250	$750	$(1,000)	—

Sale of 11,000,000 units, net of underwriter’s discount and offering expenses (including 2,199,999 shares subject to possible conversion)	11,000,000	$1,100	$80,996,315	$—	$80,997,415
Proceeds subject to possible conversion of 2,199,999 shares			(16,895,992)		$(16,895,992)
Proceeds from Sale of Warrants to Founders			2,500,000		2,500,000

Accretion of trust fund relating to common stock subject to possible conversion for the twelve months ended December 31, 2006 (net of taxes of $313,349)				$(370,074)	$(370,074)
Net Income for the year ended December 31, 2006				$1,372,769	$1,372,769

Balance — December 31, 2006	13,500,000	$1,350	$66,601,073	$1,001,695	$67,604,118

Capital contributed in the form of shares transferred by principal stockholders			$573,000		$573,000

Accretion of trust fund relating to common stock subject to possible conversion for the three months ended March 31, 2007 (net of taxes of $95,463)				$(108,438)	$(108,438)

Net (Loss) for the three months ended March 31, 2007				$(193,023)	$(193,023)

Balance — March 31, 2007 (restated, Note B) (Unaudited)	13,500,000	$1,350	$67,174,073	$700,234	$67,875,657

See notes to condensed financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Condensed Statements of Cash Flows
(Unaudited)

			Sept. 1, 2005
			(Date of
			Inception)
	Three Months Ended		through
	March 31, 2007	March 31, 2006	March 31, 2007
	(Restated, Note B)		(Restated, Note B)
Cash Flows from Operating Activities:
Net Income	$(193,023)	$129,902	$1,178,746
Adjustments to reconcile net income to net cash provided by operating activities:
Non — cash compensation	573,000	—	573,000
Deferred Tax Benefit	(41,000)	(45,000)	(469,000)
Changes in:
Miscellaneous Receivable	—	19,000	—
Prepaid Expenses	3,489	(139,547)	(52,700)
Accrued Expenses	204,730	204,652	488,920
Accrued Offering Expenses	—	(10,000)	—
Accounts Payable — Related Party	—	(50,000)	—

Net Cash provided by operating activities	547,196	109,007	1,718,966

Cash Flows from Investing Activities:
Principal deposited into Trust Account	—	(84,480,000)	(84,480,000)
Purchase of investments in Trust Fund	(1,041,034)	(367,594)	(4,458,147)
Redemption of investment in Trust Fund	182,900	—	1,737,500

Net Cash used in investing activities	(858,134)	(84,847,594)	(87,200,647)

Cash Flows from Financing Activities:
Repayment of payable to related parties	—	(300,000)	—
Proceeds from sale of shares to Founders	—	—	1,000
Proceeds from public offering	—	88,000,000	88,000,000
Costs of offering	—	(4,096,626)	(4,362,585)
Proceeds from sale of warrants to Founders	—	2,500,000	2,500,000

Net Cash provided by financing activities	—	86,103,374	86,138,415

Net increase (decrease) in Cash and Cash Equivalents	(310,938)	1,364,787	656,734
Cash and Cash Equivalents — beginning of period	967,672	93,543	—

Cash and Cash Equivalents — end of period	$656,734	$1,458,330	$656,734

Supplemental non-cash activity:
Accrual of offering costs	—	17,500	—
Accrual of deferred underwriter fees	—	2,640,000	2,640,000
Accretion of Trust income relating to common stock subject to possible conversion	108,438	39,811	478,512
Cash paid during the period
Income taxes	182,900	605	1,555,205
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
NOTE B—RESTATEMENT
The Company has restated its Form 10-Q for the period ended March 31, 2007 to reflect changes to the financial statements and notes to the financial statements relating to a share transfer from two principal stockholders to a third party who performed due diligence services. This transaction was not originally recorded for accounting purposes and this correction results in non-cash compensation of $573,000 (included in operating costs) and a contribution to capital.
The effect of these changes on the affected financial statement captions is as follows:

	As originally reported	As restated
Balance sheet, as of March 31, 2007:
Additional paid-in capital	66,601,073	67,174,073
Retained earnings accumulated during the development stage	1,273,234	700,234
Total stockholders’ equity	67,875,657	67,875,657

Statement of operations, for the three months ended March 31, 2007:
Operating costs	313,800	886,800
Income (loss) from operations	(313,800)	(886,800)
Income before provision for income taxes	729,573	156,573
Net income (loss)	379,977	(193,023)
Net income (loss) per share:
Basic	.02	(.01)
Diluted	.02	(.01)
NOTE C—ORGANIZATION AND BUSINESS OPERATIONS
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
NOTE D—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
[1] Cash and Cash Equivalents:
Cash equivalents consist of investments in one or more money market funds.
[2] Fair value of financial instruments:
The carrying amounts of the Company’s financial assets, including cash and cash equivalents and investments held in the Trust Account approximate fair value because of their short term maturities.
[3] Earnings per common share:
Basic earnings per common share for all periods is computed by dividing the earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period. Dilutive shares totaling 2,899,202 have not been included in the computation of earnings per share for the period ended March 31, 2007 because the effect would be anti-dilutive.
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
[6] Adoption of New Accounting Pronouncement:
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact our financial position, results of operations or cash flows for the three months ended March 31, 2007. There were no material unrecognized tax benefits, expected changes to unrecognized tax benefits or interests and penalties as of, or for the three months ended, March 31, 2007. Our accounting policy for recognition of interest and penalties related to income taxes is to include such items as a component of income tax expense. All tax years since our inception (September 1, 2005), as filed or yet to be filed, are open to examination by the appropriate tax authorities.
NOTE E— INITIAL PUBLIC OFFERING
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
On January 2, 2007, two of our directors and principal stockholders transferred 75,000 shares of common stock from their initial pre-IPO holdings to a consultant who provided due diligence services to the Company. Such shares remain subject to the restrictions which applied prior to their transfer, including restricting the sale of such shares until the earlier of six months following a business combination or our liquidation, and if we are unable to effect a business combination and liquidate, such shares will not receive any portion of the liquidation proceeds. This transaction by principal stockholders is considered an expense of the Company and a contribution of capital. The shares have been valued at the stock price at the close of business at the date of transfer or $573,000. This charge is included in operating costs on the accompanying statement of operations.
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
RESULTS OF OPERATIONS — LIQUIDITY AND CAPITAL RESOURCES (As restated)
Operating expenses for the three months ended March 31, 2007, the three moths ended March 31, 2006, and the period from September 1, 2005 (Date of Inception) through March 31, 2007 were $886,800, $160,377, and $1,818,113 respectively. These costs were principally composed of non-cash compenation charges, legal and accounting expenses, and administrative costs related to due diligence in seeking acquisition candidates and SEC filings.
For the three months ended March 31, 2007, the three months ended March 31, 2006, and the period from September 1, 2005 (Date of Inception) through March 31, 2007, we had income before provision for income taxes of $156,573, $212,902, and $2,664,840 respectively.
The Company’s net income (loss) after deducting income taxes for the three months ended March 31, 2007, the three months ended March 31, 2006, and the period from September 1, 2005 (Date of Inception) through March 31, 2007, were $(193,023), $129,902, and $1,178,746 respectively.
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
On September 4, 2007, the Audit Committee and management of the Company concluded that the Company had not properly considered the guidance in SAB Topic 5:T regarding transactions by its principal stockholders on behalf of the Company. Based upon this evaluation, the Company concluded that as of March 31, 2007, its disclosure controls and procedures in connection with the interpretation of accounting pronouncements were not effective. In connection with the review of its accounting for transactions of its principal stockholders, the Company’s management believed that it obtained the necessary understanding of the accounting and reporting for such transactions. The Company continues to develop controls and procedures and plans to implement additional controls and procedures sufficient to accurately report its financial performance in the foreseeable future.
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

GLOBAL LOGISTICS ACQUISITION CORPORATION
Date: September 6, 2007	By:	/s/ James J. Martell
James J. Martell
Chairman of the Board of Directors

Date: September 6, 2007	By:	/s/ Gregory E. Burns
Gregory E. Burns
President and Chief Executive Officer (principal executive officer)

Date: September 6, 2007	By:	/s/ Kenneth L. Saunders
Kenneth L. Saunders
Chief Financial Officer, Treasurer and Corporate Secretary (principal accounting officer)