Form 10-Q/A
period 2007-06-30
Global Logistics Acquisition CORP
filed 2007-09-07
CIK 1338401

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
This amendment on Form 10-Q/A (“Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, initially filed with the Securities and Exchange Commission on August 2, 2007 (the “Original Filing”), reflects changes to the financial statements and notes to the financial statements relating to a share transfer from two principal stockholders to a third party who performed due diligence services. This transaction was not originally recorded for accounting purposes and this correction results in non-cash compensation (of $573,000, included in operating costs) and a contribution to capital, and has no net effect on total stockholder’s equity. This Form 10-Q/A amends and restates Item 1. Financial Statements, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 4. Controls and Procedures of the Original Filing. In addition, the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act (See Exhibits 31 and 32).
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
The effect of these changes on selected financial data are as follows:

	As originally
	reported	As restated
Balance sheet data:
Additional paid-in capital	66,601,073	67,174,073
Retained earnings accumulated during the development stage	1,664,513	1,091,513
Total stockholders’ equity	68,266,936	68,266,936
Statement of operations data (six months):
Operating costs	450,860	1,023,860
Income (loss) from operations	(450,860)	(1,023,860)
Income before provision for income taxes	1,638,360	1,065,360
Net income (loss)	887,949	314,949
Net income (loss) per share:
Basic	.07	.02
Diluted	.05	.02

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION
Item 1 Financial Statements
Condensed Balance Sheets — as of June 30, 2007 (restated) (unaudited) and as of December 31, 2006	3

Condensed Statements of Operations (unaudited) — Three Months Ended June 30, 2007 (restated) and 2006,	4
Six Months Ended June 30, 2007 (restated) and 2006, and September 1, 2005 (Date of Inception) through June 30, 2007 (restated)

Condensed Statements of Changes in Common Stockholders’ Equity — From September 1, 2005	5
(Date of Inception) through December 31, 2006, and (unaudited) Six Months Ended June 30,2007 (restated)

Condensed Statements of Cash Flows (unaudited) — Six Months Ended June 30, 2007 (restated) and 2006,	6
and From September 1, 2005 (Date of Inception) through June 30, 2007 (restated)

Notes to Unaudited Condensed Financial Statements	7-10

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operation	10

Item 3 Quantitative and Qualitative Disclosures about Market Risk	12

Item 4 Controls and Procedures	13

PART II OTHER INFORMATION
Item 1 Legal Proceedings	13

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 6 Exhibits	15

SIGNATURES	16

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Condensed Balance Sheets

	June 30, 2007
	(Unaudited)	December 31, 2006
	(Restated, Note B)
ASSETS
Current Assets
Cash and cash equivalents	$237,365	$967,672
Prepaid Expenses	27,993	56,189

Total Current Assets	265,358	1,023,861

Investments in marketable securities held in Trust Account	87,676,498	86,342,513
Deferred Acquisition Costs	371,606	—
Deferred Tax Asset	513,000	428,000

TOTAL ASSETS	$88,826,462	$87,794,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued Income Taxes	$100,220	$9,293
Accrued Expense — Related Party	10,000	10,000
Accrued Expenses — Other	318,110	264,897
Deferred Underwriting Fees	2,640,000	2,640,000

Total Current Liabilities	$3,068,330	$2,924,190

COMMITMENTS AND CONTINGENCIES
Common stock, subject to possible conversion 2,199,999 shares	16,895,992	16,895,992
Interest attributable to common stock, subject to possible conversion (net of taxes of $505,196 and $313,349, respectively)	595,204	370,074

STOCKHOLDERS’ EQUITY
Preferred stock — $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock — $.0001 par value; 400,000,000 shares authorized; 13,500,000 issued and outstanding at June 30, 2007 and December 31, 2006, (including 2,199,999 subject to conversion at June 30, 2007 and December 31, 2006)	1,350	1,350
Additional paid-in capital	67,174,073	66,601,073
Retained earnings accumulated during the development stage	1,091,513	1,001,695

Total Stockholders’ Equity	68,266,936	67,604,118

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$88,826,462	$87,794,374

See notes to condensed financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Condensed Statements of Operations
(Unaudited)

					Sept. 1, 2005
					(Date of
					Inception)
	Three Months Ended		Six Months Ended		through
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
			(Restated, Note B)		(Restated, Note B)
Formation Costs	—	—	—		(1,000)
Operating Costs	$(137,059)	$(212,292)	$(1,023,860)	$(372,669)	$(1,955,173)

Loss from Operations	(137,059)	(212,292)	(1,023,860)	(372,669)	(1,956,173)

Other Income
Interest Income — Trust	1,043,856	949,556	2,084,889	1,317,150	5,502,002
Interest Income — Other	1,990	9,456	4,331	15,141	27,797

Income Before Provision for Income Taxes	$908,787	$746,720	$1,065,360	$959,622	$3,573,626

Provision for Income Taxes
Current	444,815	477,076	835,411	605,076	2,399,909
Deferred	(44,000)	(126,000)	(85,000)	(171,000)	(513,000)

Net Income	$507,972	$395,644	$314,949	$525,546	$1,686,717

Less: Interest Income attributable to common stock subject to possible conversion (net of taxes of $92,077, $87,074, $191,846, $120,782 and $505,196, respectively)	(116,694)	(102,837)	(225,131)	(142,648)	(595,204)

Net Income attributable to common stockholders not subject to possible conversion	$391,278	$292,807	$89,818	$382,898	$1,091,513

Weighted Average Number of Shares Outstanding
Basic	13,500,000	13,500,000	13,500,000	10,356,354
Diluted	16,517,232	16,107,024	16,459,506	12,195,443

Net Income per share
Basic	$0.04	$0.03	$0.02	$0.05
Diluted	0.03	0.02	0.02	0.04

Pro Forma Weighted Average Number of Shares Outstanding Exclusive of Shares Subject to Possible Conversion
Basic	11,300,001	11,300,001	11,300,001	8,785,084
Diluted	14,317,233	13,907,025	14,259,507	10,624,173

Pro Forma Net Income per share
Basic	$0.03	$0.03	$0.01	$0.04
Diluted	0.03	0.02	0.01	0.04

See notes to condensed financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Condensed Statements of Changes in Common Stockholders’ Equity
For the period September 1, 2005 (Date of Inception) through June 30, 2007

				Retained
				Earnings
				(Deficit)
				Accumulated
			Additional	During the
			Paid-In	Development
	Shares	Amount	Capital	Stage	Total
Balance — September 1, 2005 (date of inception)
Shares issued to Founders on September 22, 2005	2,500,000	$250	$750		$1,000
Net loss for the period ended December 31, 2005				$(1,000)	$(1,000)

Balance — December 31, 2005	2,500,000	$250	$750	$(1,000)	—

Sale of 11,000,000 units, net of underwriter’s discount and offering expenses (including 2,199,999 shares subject to possible conversion)	11,000,000	$1,100	$80,996,315	$—	$80,997,415
Proceeds subject to possible conversion of 2,199,999 shares			(16,895,992)		$(16,895,992)
Proceeds from Sale of Warrants to Founders			2,500,000		2,500,000

Accretion of trust fund relating to common stock subject to possible conversion for the twelve months ended December 31, 2006 (net of taxes of $313,349)				$(370,074)	$(370,074)
Net Income for the year ended December 31, 2006				$1,372,769	$1,372,769

Balance — December 31, 2006	13,500,000	$1,350	$66,601,073	$1,001,695	$67,604,118

Capital contributed in the form of shares transferred by Principal stockholders			$573,000		$573,000
Accretion of trust fund relating to common stock subject to possible conversion for the six months ended June 30, 2007 (net of taxes of $191,846)				$(225,131)	$(225,131)

Net Income for the six months ended June 30, 2007				$314,949	$314,949

Balance — June 30, 2007 (Restated, Note B) (Unaudited)	13,500,000	$1,350	$67,174,073	$1,091,513	$68,266,936

See notes to condensed financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Condensed Statements of Cash Flows
(Unaudited)

			Sept. 1, 2005
			(Date of
			Inception)
	Six Months Ended		through
	June 30, 2007	June 30, 2006	June 30, 2007
	(Restated, Note B)		(Restated, Note B)
Cash Flows from Operating Activities:
Net Income	$314,949	$525,546	$1,686,717
Adjustments to reconcile net income to net cash provided by operating activities:
Non - cash compensation	573,000	—	573,000
Deferred Tax Benefit	(85,000)	(171,000)	(513,000)
Changes in:
Prepaid Expenses	28,196	(111,761)	(27,993)
Miscellaneous Receivable	—	19,000	—
Accrued Expenses	144,140	331,451	428,330
Accounts Payable — Related Party	—	(50,000)	—

Net Cash provided by operating activities	975,285	543,236	2,147,054

Cash Flows from Investing Activities:
Payment of Deferred Acquisition Costs	(371,606)	—	(371,606)
Principal deposited into Trust Account	—	(84,480,000)	(84,480,000)
Purchase of investments in Trust Fund	(1,333,986)	(947,150)	(3,196,498)

Net Cash used in investing activities	(1,705,592)	(85,427,150)	(88,048,104)

Cash Flows from Financing Activities:
Repayment of note payable to related parties	—	(300,000)	—
Proceeds from sale of shares to Founders	—	—	1,000
Proceeds from public offering	—	88,000,000	88,000,000
Costs of offering	—	(4,124,127)	(4,362,585)
Proceeds from sale of warrants to Founders	—	2,500,000	2,500,000

Net Cash provided by financing activities	—	86,075,873	86,138,415

Net increase (decrease) in Cash and Cash Equivalents	(730,307)	1,191,959	237,365
Cash and Cash Equivalents — beginning of period	967,672	93,543	—

Cash and Cash Equivalents — end of period	$237,365	$1,285,503	$237,365

Supplemental non-cash activity:
Accrual of deferred underwriter fees	—	2,640,000	2,640,000
Accretion of Trust income relating to common stock subject to possible conversion	225,132	142,648	595,205
Cash paid during the period
Income taxes	744,484	370,605	2,299,689

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
NOTE B — RESTATEMENT
The Company has restated its Form 10-Q for the period ended June 30, 2007 to reflect changes to the financial statements and notes to the financial statements relating to a share transfer from two principal stockholders to a third party who performed due diligence services. This transaction was not originally recorded for accounting purposes and this correction results in non-cash compensation of $573,000 (included in operating costs) and a contribution to capital.
The effect of these changes on the affected financial statement captions is as follows (there was no effect on the amounts reported for the three months ended June 30, 2007):

	As originally
	reported	As restated
Balance sheet, as of June 30, 2007:
Additional paid-in capital	66,601,073	67,174,073
Retained earnings accumulated during the development stage	1,664,513	1,091,513
Total stockholders’ equity	68,226,936	68,226,936
Statement of operations, for the six months ended June 30, 2007:
Operating costs	450,860	1,023,860
Income (loss) from operations	(450,860)	(1,023,860)
Income before provision for income taxes	1,638,360	1,065,360
Net income (loss)	887,949	314,949
Net income (loss) per share:
Basic	.07	.02
Diluted	.05	.02
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
[6] Adoption of New Accounting Pronouncement:
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact the Company’s financial position, results of operations or cash flows for the six months ended June 30, 2007. There were no material unrecognized tax benefits, expected changes to unrecognized tax benefits or interests and penalties as of, or for the six months ended, June 30, 2007. Our accounting policy for recognition of interest and penalties related to income taxes is to include such items as a component of income tax expense. All tax years since our inception (September 1, 2005), as filed or yet to be filed, are open to examination by the appropriate tax authorities.
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
NOTE G — DEFFERED ACQUISITION COSTS
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
NOTE K — Purchase Agreement and Subsequent Event
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
RESULTS OF OPERATIONS — LIQUIDITY AND CAPITAL RESOURCES (As restated)
Operating expenses for the three months ended June 30, 2007 and 2006, for the six months ended June 30, 2007 and 2006, and the period from September 1, 2005 (Date of Inception) through June 30, 2007 were $137,059, $212,292, $1,023,860, $372,669 and $1,956,173, respectively. These costs were principally composed of non-cash compensation charges, legal and accounting expenses, and administrative costs related to due diligence in seeking acquisition candidates and SEC filings.
For the three months ended June 30, 2007 and 2006, for the six months ended June 30, 2007 and 2006, and the period from September 1, 2005 (Date of Inception) through June 30, 2007, we had income before provision for income taxes of $908,787, $746,720, $1,065,360, $959,622 and $3,573,626, respectively.
The Company’s net income after deducting income taxes for the three months ended June 30, 2007 and 2006, for the six months ended June 30, 2007 and 2006, and the period from September 1, 2005 (Date of Inception) through June 30, 2007, were $507,972, $395,644, $314,949,$525,546 and $1,686,717, respectively.
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
On September 4, 2007, the Audit Committee and management of the Company concluded that the Company had not properly considered the guidance in SAB Topic 5:T regarding transactions by its principal stockholders on behalf of the Company. Based upon this evaluation, the Company concluded that as of June 30, 2007, its disclosure controls and procedures in connection with the interpretation of accounting pronouncements were not effective. In connection with the review of its accounting for transactions of its principal stockholders, the Company’s management believed that it obtained the necessary understanding of the accounting and reporting for such transactions. The Company continues to develop controls and procedures and plans to implement additional controls and procedures sufficient to accurately report its financial performance in the foreseeable future.
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