Form 10-Q
period 2007-09-30
Global Logistics Acquisition CORP
filed 2007-11-13
CIK 1338401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer                       Accelerated filer                       Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) YES       NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of the issuer’s Common Stock, $0.0001 par value, outstanding as of November 13, 2007 was 13,500,000.

		Page
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Condensed Balance Sheets – as of September 30, 2007 (unaudited) and as of December 31, 2006	3
	Condensed Statements of Operations (unaudited) – Three Months Ended September 30, 2007 and 2006, Nine Months Ended September 30, 2007 and 2006, and September 1, 2005 (Date of Inception) through September 30, 2007	4
	Condensed Statements of Changes in Common Stockholders’ Equity – From September 1, 2005 (Date of Inception) through December 31, 2006, and (unaudited) Nine Months Ended September 30, 2007	5
	Condensed Statements of Cash Flows (unaudited) – Nine Months Ended September 30, 2007 and 2006, and From September 1, 2005 (Date of Inception) through September 30, 2007	6
	Notes to Unaudited Condensed Financial Statements	7 – 12
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operation	13
Item 3	Quantitative and Qualitative Disclosures about Market Risk	17
Item 4	Controls and Procedures	18
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	19
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 6	Exhibits	19
SIGNATURES		20

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)

Condensed Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$50,391	$967,672
Prepaid Expenses	8,958	$56,189
Prepaid Taxes	502,576	—
Total Current Assets	561,925	1,023,861
Investments in marketable securities held in Trust Account	87,623,501	86,342,513
Deferred Acquisition Costs	548,143	—
Deferred Tax Asset	530,000	428,000
TOTAL ASSETS	$89,263,569	$87,794,374
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued Income Taxes	$—	$9,293
Accrued Expense – Related Party	—	10,000
Accrued Expenses – Other	380,572	264,897
Deferred Underwriting Fees	2,640,000	2,640,000
Total Current Liabilities	$3,020,572	$2,924,190
COMMITMENTS AND CONTINGENCIES
Common stock, subject to possible conversion 2,199,999 shares	16,895,992	16,895,992
Interest attributable to common stock, subject to possible conversion (net of taxes of $587,639 and $313,349 respectively)	699,731	370,074
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock – $.0001 par value; 400,000,000 shares authorized; 13,500,000 issued and outstanding at September 30, 2007 and December 31, 2006, (including 2,199,999 subject to conversion)	1,350	1,350
Additional paid-in capital	67,174,073	66,601,073
Retained earnings accumulated during the development stage	1,471,851	1,001,695
Total Stockholders’ Equity	68,647,274	67,604,118
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$89,263,569	$87,794,374

See notes to condensed financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)

Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended		Sept. 1, 2005 (Date of Inception) through Sept. 30, 2007
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Formation Costs	—	—	—	—	(1,000)
Operating Costs	$(81,935)	$(229,172)	$(1,105,795)	$(601,841)	$(2,037,108)
Loss from Operations	(81,935)	(229,172)	(1,105,795)	(601,841)	(2,038,108)
Other Income
Interest Income – Trust	934,853	1,042,362	3,019,742	2,359,512	6,436,855
Interest Income – Other	—	5,789	4,331	20,930	27,798
Income Before Provision for Income Taxes	$852,918	$818,979	$1,918,278	$1,778,601	$4,426,545
Provision for Income Taxes	368,054	372,188	1,118,465	806,264	2,254,963
Net Income	$484,864	$446,791	$799,813	$972,337	$2,171,582
Less: Interest Income attributable to common stock subject to possible conversion (net of taxes of $82,443, $95,585, $274,290, $216,367 and $587,639, respectively)	(104,527)	(112,888)	(329,658)	(255,536)	(699,731)
Net Income attributable to common stockholders not subject to possible conversion	$380,337	$333,903	$470,155	$716,801	$1,471,851
Maximum number of shares subject to possible conversion:
Weighted average number of shares:	2,199,999	2,199,999	2,199,999	1,783,149
Income per share amount	$0.05	$0.05	$0.15	$0.14
Weighted Average Number of Shares Oustanding Not Subject to Possible Conversion:
Basic	11,300,001	11,300,001	11,300,001	9,632,602
Diluted	14,323,727	13,875,306	14,281,233	11,719,761
Net Income per share amount:
Basic	$0.03	$0.03	$0.04	$0.07
Diluted	0.03	0.02	0.03	0.06
Total Weighted Average Number of Shares Oustanding
Basic	13,500,000	13,500,000	13,500,000	11,415,751
Diluted	16,523,726	16,075,305	16,481,232	13,502,910
Total Net Income per share
Basic	$0.04	$0.03	$0.06	$0.09
Diluted	0.03	0.03	0.05	0.07

See notes to condensed financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)

Condensed Statements of Changes in Common Stockholders’ Equity
For the period September 1, 2005 (Date of Inception) through September 30, 2007

	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Deficit) Accumulated During the Development Stage	Total
Balance – September 1, 2005 (date of inception)
Shares issued to Founders on September 22, 2005	2,500,000	$250	$750	$—	$1,000
Net loss for the period ended December 31, 2005				(1,000)	(1,000)
Balance – December 31, 2005	2,500,000	$250	$750	$(1,000)	$—
Sale of 11,000,000 units, net of underwriter’s discount and offering expenses (including 2,199,999 shares subject to possible conversion)	11,000,000	$1,100	$80,996,315	$—	$80,997,415
Proceeds subject to possible conversion of 2,199,999 shares			(16,895,992)		(16,895,992)
Proceeds from Sale of Warrants to Founders			2,500,000		2,500,000
Accretion of trust fund relating to common stock subject to possible conversion for the twelve months ended December 31, 2006 (net of taxes of $313,349)				(370,074)	(370,074)
Net Income for the year ended December 31, 2006				$1,372,769	$1,372,769
Balance – December 31, 2006	13,500,000	$1,350	$66,601,073	$1,001,695	$67,604,118
Capital contributed in the form of shares transferred by Principal stockholders			573,000		573,000
Accretion of trust fund relating to common stock subject to possible conversion for the nine months ended September 30, 2007 (net of taxes of $274,290)				(329,658)	(329,658)
Net Income for the nine months ended September 30, 2007				$799,813	$799,813
Balance – September 30, 2007 (unaudited)	13,500,000	$1,350	$67,174,073	$1,471,851	$68,647,274

See notes to condensed financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)

Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended		Sept. 1, 2005 (Date of Inception) through September 30, 2007
	September 30, 2007	September 30, 2006
Cash Flows from Operating Activities:
Net Income	$799,813	$972,337	$2,171,582
Adjustments to reconcile net income to net cash provided by operating activities:
Non-Cash Compensation	573,000		573,000
Deferred Tax Benefit	(102,000)	(276,000)	(530,000)
Forgiveness of Related Party Debt	(10,000)		(10,000)
Changes in:
Miscellaneous Receivable	—	19,000	—
Prepaid Expenses	47,231	(83,975)	(8,958)
Prepaid Taxes	(502,576)		(502,576)
Acocunts Payable – Related Party	—	(50,000)	—
Accrued Expense	106,382	836,811	390,572
Net Cash provided by operating activities	911,850	1,418,173	2,083,620
Cash Flows from Investing Activities:
Payment of Deferred Acquisition Costs	(548,143)	—	(548,143)
Principal deposited into Trust Account	—	(84,480,000)	(84,480,000)
Purchase of investments in Trust Fund	(1,280,988)	(1,989,512)	(3,143,501)
Net Cash used in investing activities	(1,829,131)	(86,469,512)	(88,171,644)
Cash Flows from Financing Activities:
Repayment of note payable to related parties	—	(300,000)	—
Proceeds from sale of shares to Founders	—	—	1,000
Proceeeds from public offering	—	88,000,000	88,000,000
Costs of offering	—	(4,124,127)	(4,362,585)
Proceeds from sale of warrants to Founders	—	2,500,000	2,500,000
Net Cash provided by financing activities	—	86,075,873	86,138,415
Net increase (decrease) in Cash and Cash Equivalents	(917,281)	1,024,534	50,391
Cash and Cash Equivalents – beginning of period	967,672	93,543	—
Cash and Cash Equivalents – end of period	$50,391	$1,118,077	$50,391
Supplemental non-cash activity:
Accrual of deferred underwriter fees	—	2,640,000	2,640,000
Accretion of Trust income relating to common stock subject to possible conversion	329,658	255,535	699,731
Cash paid during the period
Income taxes	1,732,334	370,000	3,287,539

See notes to condensed financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Notes to Condensed Financial Statements
(Unaudited)
September 30, 2007

NOTE A — BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of Global Logistics Acquisition Corporation (the ‘‘Company’’ or ‘‘GLAC’’) and its results of operations and cash flows for the interim period presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s December 31, 2006 10-K filed on March 29, 2007. The results of the Company’s operations for the interim period are not necessarily indicative of the operating results for the full year.

NOTE B — ORGANIZATION AND BUSINESS OPERATIONS

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

The registration statement for the Company’s initial public offering (‘‘Offering’’) of 10,000,000 units, each consisting of one share of common stock, par value $.0001 (‘‘Shares’’), and one redeemable common stock purchase warrant (‘‘Warrants’’) exercisable for an additional Share, was declared effective on February 15, 2006. The Company consummated the Offering on February 21, 2006. In addition, the underwriters exercised their over-allotment option for an additional 1,000,000 units, which units were issued on March 1, 2006. In total, the Company recorded net proceeds of approximately $80,997,000 after deducting underwriting discounts and commissions (including $2,640,000 of deferred underwriting discounts and commissions) and offering expenses. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating an initial business combination with (or acquisition of) one or more operating businesses in the transportation and logistics sector and related industries (‘‘Business Combination’’). The operating business or businesses that the Company acquires in such Business Combination must have, individually or collectively, a fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of $2,640,000) at the time of such acquisition. At September 30, 2007, $87,623,501 ($2,640,000 of which consists of deferred underwriting discounts and commissions) of the net proceeds inclusive of interest earned subject to unpaid taxes is being held in such trust account (‘‘Trust Account’’) and is invested in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a registered credit rating agency at the time of the acquisition until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company has signed a definitive agreement for the acquisition of a target business (Note J) and will submit such transaction for stockholder approval. In the event that 20% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering) vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.

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

In the event that the Company does not consummate a Business Combination within 18 months (by August 21,2007) from the date of the consummation of the Offering (or within 24 months (by February 21, 2008) after the consummation of the Offering if a letter of intent, agreement in principle or definitive agreement was executed within such 18-month period) the proceeds held in the Trust Account will be distributed pro rata to the Company’s public stockholders, excluding the initial stockholders to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering discussed in Note D). The Company entered into a Stock Purchase Agreement with The Clark Group Inc. (‘‘Clark’’) and Clark’s stockholders on May 18, 2007 and consequently has until February 21, 2008 to complete the business combination, unless terminated prior to this date as provided in the agreement.

Going concern consideration – As indicated in the accompanying financial statements, at September 30, 2007 the Company had unrestricted cash of $50,391 and $380,572 in accounts payable and accrued expenses. The Company believes it will have sufficient available funds outside of the Trust Account to operate through February 21, 2008 because its officers and directors have agreed to advance funds (without recourse to the Trust Account) to meet its reasonable out-of-pocket expenses when available funds held outside the Trust Account are insufficient for that purpose. The Company has incurred and expects to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to consummate a Business Combination will be successful or successful within the target business acquisition period. These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE C — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]	Cash and Cash Equivalents:

Cash equivalents consist of investments in one or more money market funds.

[2]	Fair value of financial instruments:

The carrying amounts of the Company’s financial assets, including cash and cash equivalents and investments held in the Trust Account approximate fair value because of their short term maturities.

[3]	Earnings per common share:

a)	Basic earnings per common share for all periods is computed by dividing the earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period.

b)	The Company’s statement of operations includes a presentation of earning per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share.

[4]	Income Taxes:

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact the Company’s financial position, results of operations or cash flows for the nine months ended September 30, 2007. There were no material unrecognized tax benefits, expected changes to unrecognized tax benefits or interests and penalties as of, or for the nine months ended September 30, 2007. Our accounting policy for recognition of interest and penalties related to income taxes is to include such items as a component of income tax expense. All tax years since our inception (September 1, 2005), as filed or yet to be filed, are open to examination by the appropriate tax authorities.

NOTE D — INITIAL PUBLIC OFFERING

On February 21, 2006, the Company sold 10,000,000 units (‘‘Units’’) in the Offering for $8.00 per Unit. Each Unit consisted of one Share and one Warrant. On March 1, 2006, pursuant to the underwriters’ over-allotment option, the Company sold an additional 1,000,000 Units for $8.00 per Unit. Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing on the completion of a Business Combination, and expires February 15, 2011. The Warrants are redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. Under the terms of the warrant agreement governing the Warrants, the Company is required to use its best efforts to register the Warrants and maintain such registration. After evaluating the Company’s financial statement treatment with respect to the accounting for derivative financial instruments pursuant to FASB’s Emerging Issues Task Force Issue No. 00-19, the Company entered into a First Supplemental Warrant Agreement (the ‘‘Supplemental Agreement’’), dated August 21, 2006, with The Bank of New York (the ‘‘Warrant Agent’’), to amend the Warrant Agreement, dated as of February 15, 2006, between the Company and the Warrant Agent in order to clarify that registered holders of the Company’s Warrants do not have the right to receive a net cash settlement or other consideration in lieu of physical settlement in shares of the Company’s Common Stock. All of the Company’s initial stockholders have certain registration rights.

NOTE E — INVESTMENTS HELD IN THE TRUST ACCOUNT

The Company holds investments in one or more money market funds which invest principally in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized rating agency at the time of acquisition, which are carried at market value.

NOTE F — DEFFERED ACQUISITION COSTS

As of September 30, 2007, the Company has accumulated approximately $548,000 in deferred costs related to the proposed Business Combination with The Clark Group, Inc. (Note J). These costs will be capitalized contingent upon the completion of the Business Combination following the required approval by the Company’s stockholders and the fulfillment of certain other conditions. If the acquisition is not completed, these costs will be recorded as an expense. Deferred acquisition costs consist primarily of approximately $246,000 for legal services, $57,000 for accounting and due diligence services, $100,000 for fairness opinion services, $99,000 for other consulting and accounting services, and approximately $46,000 in due diligence expenses directly associated with the negotiation and execution of the Stock Purchase Agreement with The Clark Group.

NOTE G — RELATED PARTY TRANSACTIONS

Commencing on February 21, 2006, the Company has agreed to pay Blue Line Advisors, Inc. $7,500 per month for office space and administrative support services. For the nine months ended September 30, 2007 and 2006, and September 1, 2005 (Date of Inception) through September 30, 2007 the Company incurred $67,500, $61,786 and $151,786 respectively, for the space and services. Upon the earlier of the completion of a Business Combination or the liquidation of the Trust Account, the Company will no longer be required to pay these monthly fees.

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

On October 4, 2007, the Company’s principal inside stockholders loaned the Company approximately $355,000 to fund its expenses in excess of those paid from non-trust account funds. The loans are evidenced by promissory notes that bear interest at 10% per annum and are non-recourse against the trust account. If a business combination is not consummated, the Company will not have any remaining non-trust account funds to repay the loans.

NOTE H — COMMITMENT AND CONTINGENCIES

In connection with the Offering, the Company agreed to pay underwriting discounts and commissions equal to 7.0% of the gross offering proceeds of the Offering. The underwriters agreed to defer the collection of a portion of these underwriting discounts and commissions totaling 3.0% of the gross offering proceeds and have placed the deferred portion of these fees into the Company’s Trust Account. Such fees will be paid only upon completion of a Business Combination. Accordingly, at September 30, 2007, the Company has accrued deferred underwriting discounts and commissions of $2,640,000. The underwriters have agreed to waive any deferred underwriting discounts and commissions with respect to any shares public stockholders have elected to convert into cash pursuant to conversion rights discussed in Note B.

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

NOTE I — INCOME TAXES

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset of $530,000 for the tax effect of temporary differences, aggregating $1,167,540 at September 30, 2007. Such temporary differences relate to start up costs and organization costs of $1,166,540 and $1,000, respectively.

The Company files federal and state income tax returns and is subject to federal and state income tax examinations for 2005 and 2006.

The current and deferred components of income taxes are comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Current Income Tax Provision
Federal	$241,978	$294,351	$765,818	$668,569
State and Local	143,076	182,837	454,647	413,695
Total Current Income Tax Provision	$385,054	$477,188	$1,220,465	$1,082,264
Deferred Income Tax Provision (Benefit)
Federal	$(11,000)	$(64,000)	$(67,000)	$(169,000)
State and Local	(6,000)	(41,000)	(35,000)	(107,000)
Total Deferred Income Tax (Benefit)	$(17,000)	$(105,000)	$(102,000)	$(276,000)
Total Provision for Income Taxes	$368,054	$372,188	$1,118,465	$806,264

The sources of deferred tax assets as of September 30, 2007, and December 31, 2006, are as follows:

	September 30, 2007	December 31, 2006
Organization Costs	$500	$500
Operating Costs during Development Stage	$529,500	$427,500
Total Non-Current Deferred Tax Assets	$530,000	$428,000
Valuation Allowance	—	—
Net Deferred Tax Assets	$530,000	$428,000

NOTE J — Purchase Agreement and Subsequent Event

The Company entered into a Stock Purchase Agreement (‘‘SPA’’) with The Clark Group Inc. (‘‘Clark’’) and Clark’s stockholders on May 18, 2007. Clark is a provider of mission-critical supply chain solutions to the print media industry. Pursuant to the SPA, the Company will purchase all of the outstanding capital stock of Clark from Clark’s stockholders for a total consideration of $75,000,000 (of which $72,527,473 will be paid in cash and $2,472,527 will be paid by the issuance of 320,276 shares of the Company’s common stock valued at $7.72 per share). The purchase price is subject to a working capital adjustment.

The purchase agreement may be terminated at any time, but not later than the closing, as follows:

•	By mutual written consent of GLAC and the Clark stockholders (acting through their representative);

•	By either GLAC or the representative of the Clark stockholders if the acquisition is not consummated on or before December 31, 2007, provided that such termination is not available to a party whose action or failure to act has been a principal cause of or resulted in the failure of the acquisition to be consummated before such date and such action or failure to act is a breach of the purchase agreement;

•	By either GLAC or the representative of the Clark stockholders if a governmental entity shall have issued an order, decree or ruling or taken any other action, in any case having the effect of permanently restraining, enjoining or otherwise prohibiting the acquisition, which order, decree, judgment, ruling or other action is final and nonappealable.

•	By either GLAC or the representative of the Clark stockholders if the other party has breached any of its covenants or representations and warranties in any material respect and has not cured its breach within thirty days of the notice of an intent to terminate, provided that the terminating party is itself not in breach.

•	By either GLAC or the representative of the Clark stockholders if, at the GLAC stockholder meeting, the purchase agreement shall fail to be approved by the affirmative vote of the holders of a majority of the Public Shares present in person or represented by proxy and entitled to vote at the special meeting or the holders of 20% or more of such shares exercise conversion rights; and

•	By the representative of the Clark stockholders if GLAC’s board of directors fails to include a recommendation to GLAC’s stockholders in the proxy statement to approve the transactions contemplated by the Purchase Agreement or withdraws or modifies (in a manner adverse to Clark or its stockholders) such recommendation.

Effective November 1, 2007, the Company filed with the SEC an updated preliminary proxy statement. There can be no assurance that the Business Combination will be consummated.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The information contained in this section should be read in conjunction with our financial statements and related notes and schedules thereto appearing elsewhere in this Quarterly Report. This Quarterly Report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as ‘‘anticipates’’, ‘‘expects’’, ‘‘intends’’, ‘‘plans’’, ‘‘believes’’, ‘‘seeks’’, and ‘‘estimates’’ and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation:

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

RECENT EVENTS

The Company, The Clark Group and Clark’s stockholders entered into the Stock Purchase Agreement (‘‘SPA’’) on May 18, 2007. Pursuant to the SPA, the Company will purchase all of the outstanding capital stock of Clark from Clark’s stockholders for a total consideration of $75,000,000 (of which $72,527,472.53 will be paid in cash and $2,472,527.47 will be paid by the issuance of 320,276 shares of the Company’s common stock valued at $7.72 per share). The purchase price is subject to dollar-for-dollar increase or decrease to the extent that Clark’s working capital at the time of closing is greater (less negative) or less (more negative) than a working capital deficit of $1,588,462. The purchase price is also subject to decrease if the average of the working capital on the last day of the month for the twelve months ending March 31, 2008 is higher (less negative) than that amount. For such purposes, Clark’s working capital is defined a the sum of (A) current assets excluding cash plus (B) $616,438 representing 3-day check float minus (C) current liabilities minus (D) the aggregate amount of checks outstanding at the closing date that were issued in payment of accounts payable. The working capital will be determined in a manner consistent with that used by Clark prior to the date of execution of the SPA.

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

The acquisition is expected to be consummated in the fourth quarter of 2007, after the required approval by the stockholders of the Company and the fulfillment of certain other conditions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and schedules thereto.

Global Logistics Acquisition Corporation (the ‘‘Company’’) was incorporated in Delaware on September 1, 2005. The Company was formed to serve as a vehicle for the acquisition of one or more operating businesses in the transportation and logistics sector and related industries through a merger, capital stock exchange, asset acquisition or other similar business combination (‘‘Business Combination’’). We intend to use cash derived from the net proceeds of our initial public offering, together with any additional financing arrangements that we may undertake, to effect a Business Combination.

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

Through September 30, 2007, our efforts have been limited to organizational activities, activities relating to the Offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have not generated any revenues, other than interest income earned on the proceeds of the Offering. As of September 30, 2007, $87,623,501 was held in the Trust Account (including $2,640,000 of deferred underwriting discounts and commissions) and we had $50,391 of our offering proceeds not held in trust remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

For the three months and nine months ended September 30, 2007, we earned $934,853 and $3,024,073, respectively, in interest income. All of our funds in the Trust Account are invested in one or more money market funds which invest principally in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized rating agency at the time of acquisition. The Trust Account has a dollar-weighted average portfolio maturity of 90 days or less.

RESULTS OF OPERATIONS — LIQUIDITY AND CAPITAL RESOURCES

Operating expenses for the three months ended September 30, 2007 and 2006, for the nine months ended September 30, 2007 and 2006, and the period from September 1, 2005 (Date of Inception) through September 30, 2007 were $81,935, $229,172, $1,105,795, $601,841 and $2,038,108, respectively. These costs were principally composed of legal, accounting expenses, and administrative costs related to due diligence in seeking acquisition candidates and SEC filings. On January 2, 2007, two of our directors and principal stockholders transferred 75,000 shares of common stock from their initial pre-IPO holdings to a consultant who provided due diligence services to the Company. Such shares remain subject to the restrictions which applied prior to their transfer, including restricting the sale of such shares until the earlier of six months following a business combination or our liquidation, and if we are unable to effect a business combination and liquidate, such shares will not receive any portion of the liquidation proceeds. This transaction by principal stockholders is considered an expense of the Company and a contribution of capital. The shares have been valued at the stock price at the close of business at the date of transfer or $573,000. This charge is included in operating costs on the accompanying statement of operations.

For the three months ended September 30, 2007 and 2006, for the nine months ended September 30, 2007 and 2006, and the period from September 1, 2005 (Date of Inception) through September 30, 2007, we had income before provision for income taxes of $852,918, $818,979, $1,918,278, $1,778,601 and $4,426,545, respectively.

The Company’s net income after deducting income taxes for the three months ended September 30, 2007 and 2006, for the nine months ended September 30, 2007 and 2006, and the period from September 1, 2005 (Date of Inception) through September 30, 2007, were $484,864, $446,791, $799,813, $972,337 and $2,171,582, respectively.

For the nine months ended September 30, 2007, we disbursed an aggregate of approximately $928,000 out of the proceeds of our initial public offering not held in trust for the following purposes:

•	$132,000 for Delaware franchise taxes;

•	$17,000 for directors and officers insurance

•	$266,000 of expenses for due diligence and investigation of prospective target businesses;

•	$125,000 of expenses in legal, accounting and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses;

•	$343,000 of expenses in due diligence, accounting, legal and other costs relating to the Clark acquisition; and

•	$45,000 to Blue Line Advisors, Inc. for office space and administrative support under terms of an administrative support agreement.

As indicated in the accompanying financial statements, at September 30, 2007 the Company had out of trust cash of $50,391 and $380,572 in accounts payable and accrued expenses. The Company believes it will have sufficient available funds outside of the Trust Account to operate through February 21, 2008 because its officers and directors have agreed with the Company to advance funds (without recourse to the Trust Account) to meet the Company’s reasonable out-of-pocket expenses when available funds held outside the Trust Account are insufficient for that purpose. The Company has incurred and expects to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’ plans to consummate a business combination will be successful or successful within the target business acquisition period. These factors, among others, raise substantial doubt about the Company’s ability to continue operations as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. We had cash deposits in excess of the federally insured limits at September 30, 2007.

Earnings per common share

Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding warrants and the proceeds thereof were used to purchase treasury shares at the average market price during the period.

The Company’s statement of operations includes a presentation of earning per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share.

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

As September 30, 2007, $87,623,501 of the net proceeds of the Offering was held in trust for the purposes of consummating a Business Combination. As of September 30, 2007, the proceeds held in trust have been invested in one or more money market funds which invest principally in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized rating agency at the time of acquisition. The Trust Account has a dollar-weighted average portfolio maturity of 90 days or less. As of September 30, 2007, the effective annualized interest rate payable on our investment was approximately 4.7%. Assuming no other changes to our holdings as of September 30, 2007, a 100 basis point decrease in the underlying interest rate payable on our investments as of September 30, 2007 would result in a decrease of approximately $219,000 in the interest earned on our investments for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period.

We have not engaged in any hedging activities since our inception on September 1, 2005. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4 — Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As of September 30, 2007, we, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and the Chief Financial Officer of material information about us required to be included in periodic Securities and Exchange Commission filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

The audit committee approved changes to internal control procedures to require a thorough review by the committee and external advisors of any transaction outside the ordinary course of business. Other than this change, there have been no changes to our internal control over financial reporting during the nine months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the nine months ended September 30, 2007, we disbursed an aggregate of approximately $928,000 out of the proceeds of our initial public offering not held in trust for the following purposes:

•	$132,000 for Delaware franchise taxes;

•	$17,000 for directors and officers insurance

•	$266,000 of expenses for due diligence and investigation of prospective target businesses;

•	$125,000 of expenses in legal, accounting and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses;

•	$343,000 of expenses in due diligence, accounting, legal and other costs relating to the Clark acquisition; and

•	$45,000 to Blue Line Advisors, Inc. for office space and administrative support under terms of an administrative support agreement.

As of September 30, 2007, $87,623,501 was held in the Trust Account (including $2,640,000 of deferred underwriting discounts and commissions) and we had $50,391 of our offering proceeds not held in trust remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Item 6 — Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Accounting Officer Pursuant Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL LOGISTICS ACQUISITION CORPORATION
Date: November 13, 2007	By:	/s/ James J. Martell
James J. Martell
Chairman of the Board of Directors
Date: November 13, 2007	By:	/s/ Gregory E. Burns
Gregory E. Burns
President and Chief Executive Officer (principal executive officer)
Date: November 13, 2007	By:	/s/ Kenneth L. Saunders
Kenneth L. Saunders
Chief Financial Officer, Treasurer and Corporate Secretary (principal accounting officer)