Form 10-K/A
period 2006-12-31
Global Logistics Acquisition CORP
filed 2007-12-05
CIK 1338401

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
Documents Incorporated by Reference: None.

EXPLANATORY NOTE
This amendment on Form 10-K/A (“Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, initially filed with the Securities and Exchange Commission on March 29, 2007 (the “Original Filing”), includes additional disclosure clarifying (i) the value of our securities held by our officers and directors, (ii) the source of funds held in the trust account, (iii) that no fees are due to the underwriter upon the occurrence of a business combination (other than deferred discounts and commissions), (iv) the use of net proceeds not held in trust, (v) that no compensation has been paid to our officers and directors, (vi) the number of warrants beneficially owned by our officers and directors, (vii) the circumstances of the departure of our former chief financial officer, and (viii) the aggregate fees paid by us for administrative services. In addition, the Company’s statements of operations included in this Form 10-K/A have been restated and reformatted to include provision for income taxes into a single line item and to present earnings per share in a manner similar to the two-class method and related footnote disclosures. These changes had no impact on the Company’s financial position and statements of operations. The Original Filing also has been amended to contain currently dated certifications from the Company’s Principal Executive Officer and Principal Accounting and Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act (see Exhibits 31 and 32).
Except to the extent modified or updated, this Form 10-K/A has not been amended to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been addressed in the Company’s reports filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing.
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
          All of our directors own stock in our company, but have, with respect to those shares of common stock acquired by them prior to the initial public offering, waived their right to receive distributions upon our liquidation in the event we fail to complete a business combination. Additionally, our initial stockholders purchased, collectively, 2,272,727 initial stockholder warrants concurrently with the closing of the initial public offering in a separate private placement. As of December 31, 2006, our directors and officers held on aggregate of 1,812,500 shares of our common stock, having a value of $14,046,875 (based on a market price of $7.75 per share on October 2, 2007, and held warrants to purchase an aggregate of 995,455 shares of our common stock, having a value of $756,546 (based on a market price of $0.76 per warrant on October 2, 2007). Those shares and warrants owned by our directors will be worthless if we do not consummate a business combination. The personal and financial interests of our directors may influence their motivation in identifying and selecting target businesses and completing a business combination in a timely manner. Consequently, our directors’ discretion in identifying and selecting suitable target businesses may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.
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
ITEM 6. SELECTED FINANCIAL DATA
          The following is a summary of selected financial data of the Company for the period from January 1, 2006 to December 31, 2006, which should be read in conjunction with the financial statements of the Company and the notes thereto:

SELECTED FINANCIAL DATA
Income statement data

	September 1, 2005		September 1, 2005
	(Date of Inception)	January 1, 2006	(Date of Inception)
	through	through	through
	December 31, 2005 (Restated)	December 31, 2006 (Restated)	December 31, 2006 (Restated)
Loss from operations	($1,000)	($931,313)	($932,313)
Interest income	—	$3,440,580	$3,440,580
Income before provision for income taxes	($1,000)	$2,509,267	$2,508,267
Provision for income taxes	—	$1,136,498	$1,136,498
Net income	($1,000)	$1,372,769	$1,371,769
Maximum numbers of shares subject to possible conversion:
Weighted Average number of shares		1,888,218
Income per share amount (basic and diluted)		$0.20
Weighted Average number of shares outstanding not subject to possible conversion:
Basic	2,500,000	10,052,878
Diluted	2,500,000	12,261,638
Net Income (Loss) per share amount:
Basic	$(0.00)	$0.10
Diluted	$(0.00)	0.08
Balance sheet data

	December 31, 2005	December 31, 2006
Cash	$93,543	$967,672
Investments held in trust	—	$86,342,513
Other Assets	$370,197	$484,189
Total Assets	$463,740	$87,794,374

Total liabilities, including $16,895,992 of common stock subject to possible conversion and $370,074 of interest attributable to such common stock	$463,740	$20,190,256
Total stockholders’ equity	—	$67,604,118
Total Liabilities and Stockholders’ equity	$463,740	$87,794,374
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
     Through December 31, 2006, our efforts have been limited to organizational activities, activities relating to the Offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have not generated any revenues, other than interest income earned on the proceeds of the Offering. As of December 31, 2006, $86,342,513 was held in the Trust Account (including $2,640,000 of deferred underwriting discounts and commissions and $2,500,000 from the sale of warrants to the initial stockholders) and we had cash outside of trust of $967,672 and $284,190 in accounts payable and accrued expenses, leaving us with $683,482 available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriter in the event of a business combination.
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
Use of net proceeds not held in trust

	Actual Through
	December 31, 2006	Per S-1
Legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiation of a business combination (recorded as deferred acquisition cost)	$0	$350,000
Miscellaneous expenses attendant to the due diligence investigations structuring and negotiation with prospective target businesses	265,000	250,000
Legal and accounting fees relating to SEC reporting obligations	88,000	50,000
Payment of administrative fee to Blueline Advisors, Inc. ($7,500 per month for two years)	85,000	180,000
Working capital to cover miscellaneous expenses, D&A insurance, taxes and reserves	285,000	989,000

Total	$723,000	$1,819,000	(1)

(1)	Actual net proceeds amounted to approximately $1,657,000.
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
ITEM 11. EXECUTIVE COMPENSATION
     No executive officer or director, or any affiliate thereof, has received any cash compensation for services rendered to us. Commencing on February 15, 2006 through the acquisition of a target business, we will pay Blue Line Advisors, Inc., an affiliate of Gregory E. Burns, a fee of $7,500 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide Mr. Burns compensation in lieu of a salary. Other than the $7,500 per month administrative fee, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our officers, existing stockholders or directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.
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

		Percentage of
Name and Address of	Amount and Nature of	Outstanding
Beneficial Owner (1)	Beneficial Ownership	Common Stock (2)
The Baupost Group, LLC (3)	1,160,100	8.6%
T. Rowe Price Associates, Inc. (4)	997,000	7.4%
Fir Tree, Inc. (5)	899,800	6.7%
Dorset Management Corporation (6)	762,400	5.6%
Wellington Management Company, LLP (7)	1,627,100	12.1%
James J. Martell (8) (9)	800,000	5.9%
Gregory E. Burns (9) (10)	762,500	5.6%
Donald G. McInnes (9)	62,500	*
Edward W. Cook (9)	62,500	*
Maurice Levy (9)	50,000	*
All directors and executive officers as a group (5 individuals)	1,737,500	12.9%

*	Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is 330 Madison Avenue, Sixth Floor, New York, NY 10017

(2)	Percentatges do not include shares of our common stock underlying initial stockholder warrants issued concurrently with our stock offering.

(3)	The Baupost Group, LLC is a registered investment advisor. SAK Corporation is the Manager of Baupost. Seth A. Klarman, as the sole Director of SAK Corporation and a controlling person of Baupost, may be deemed to have beneficial ownership of the securities beneficially owned by Baupost. The business address for Baupost Group LLC is 10 St. James Avenue, Suite 2000, Boston, MA 02116. The foregoing information was derived from a Schedule 13G, as filed with the Securities and Exchange Commission on February 13, 2007

(4)	Includes 954,000 shares owned by T. Rowe Price New Horizons Fund, Inc. and 43,000 shares owned by T. Rowe Price Associates, Inc. The business address of T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, MD 21202. The foregoing information was was derived from a Schedule 13G, as filed with the Securities and Exchange Commission on February 13, 2007.

(5)	Includes 643,847 shares owned by Sapling LLC and 255,953 shares owned by Fir Tree Recovery Master Fund, LP. Fir Tree, Inc. is the investment manager for each of Sapling and Fir Tree Recovery and has been granted investment discretion over portfolio investments, including the shares of common stock held by each of them. The business address of Fir Tree, Inc. is 505 Fifth Avenue, 23rd Floor, New York, NY 10017. The foregoing information was derived from a Schedule 13G, as filed with the Securities and Exchange Commission on February 14, 2007.

(6)	Includes 662,400 shares with sole dispositive power and 100,000 shares with shared dispositive power. David M. Knott is the President of Dorset Management Corporation and may be deemed to have the power to direct the vote and disposition of the common stock held by Dorset Management Corporation. The business address for Dorset Management Corporation is 485 Underhill Boulevard, Suite 205, Syosset, NY 11791. The foregoing information was derived from a Schedule 13G, as filed with the Securities and Exchange Commission on February 14, 2007.

(7)	Wellington Management, in its capacity as investment advisor, may be deemed to beneficially own 1,627,100 shares. The business address of Wellington Management is 75 State Street, Boston, MA 02109. The foregoing information was derived from a Schedule 13G, as filed with the Securities and Exchange Commission on February 14, 2007.

(8)	Mr. Martell is our Chairman of the Board.

(9)	Each of these individuals is a director. The amount of beneficial ownership for each of these individuals does not include shares of our common stock issuable upon exercise of warrants that are not currently exercisable and will not become exercisable within 60 days. Messrs. Martell, Burns, McInnes, Cook and Levy own 431,818, 386,364, 57,091, 90,909 and 27,273 warrants, respectively.

(10)	Mr. Burns is our President and Chief Executive Officer.

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
          In January 2006, Mr. Friedman gifted 62,500 of the shares of our common stock he received in the above-referenced issuance to Mr. Martell. On June 12, 2006, Mr. Friedman left the Company as a result of disagreements over the scope of his duties as chief financial officer.
Initial Stockholder Warrant Purchase
          In connection with the closing of our offering, we issued 2,272,727 initial stockholder warrants to the individuals set forth below for approximately $2,500,000 in cash, at an average purchase price of $1.10 per warrant as follows:

	Number of Initial
	Stockholder
Name	Warrants	Relationship to Us

James Martell	431,818	Chairman of the Board
Gregory Burns, CFA	386,364	Chief Executive Officer, President and Director
Mitchel Friedman	90,909	Chief Financial Officer, Treasurer and Corporate Secretary
Donald McInnes	59,091	Director
Edward Cook	90,909	Director
Maurice Levy	27,273	Director
John Burns, Jr.	181,818	Special Advisor
Charles Royce	1,004,545	Stockholder
     The value of the shares of common stock and warrants to purchase shares of common stock held by our officers and directors is as follows:

		Price as of			Price as of
Name	Shares	October 2, 2007	Stock Value	Warrants	October 2, 2007	Warrant Value
James Martell	850,000	$7.75	6,587,500	431,818	$0.76	328,182
Gregory Burns	787,500	$7.75	6,103,125	386,364	$0.76	293,637
Donald McInnes	62,500	$7.75	484,375	59,091	$0.76	44,909
Edward Cook	62,500	$7.75	484,375	90,909	$0.76	69,091
Maurice Levy	50,000	$7.75	387,500	27,273	$0.76	20,727
Total			14,046,875			756,546
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
Other transactions
          We have agreed to pay Blue Line Advisors, Inc., a private company wholly-owned and controlled by our chief executive officer and president, Gregory Burns, approximately $7,500 per month for office space and administrative support services. Through December 31, 2006, an aggregate of approximately $85,000 has been paid for such services.
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
As discussed in Notes A and B(3) to the accompanying financial statements, the company has reformatted and restated its statements of operations for the year ended December 31, 2006, for the period from September 1, 2005 (date of inception) through December 31, 2005 and 2006, to present earnings per share in a manner similar to the two class method and related disclosures.
Eisner LLP
New York, New York
February 13, 2007, except for notes A and B(3) which are dated December 4, 2007

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

See notes to financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Statements of Operations (Restated)

		September 1, 2005	September 1, 2005
	January 1, 2006	(Date of Inception)	(Date of Inception)
	through	through	through
	December 31, 2006	December 31, 2005	December 31, 2006

Formation Costs	—	$(1,000)	(1,000)
Operating Costs	$(931,313)	—	(931,313)

Loss from Operations	(931,313)	(1,000)	(932,313)

Other Income
Interest Income — Trust	3,417,113	—	3,417,113
Interest Income — Other	23,467	—	23,467

Income (Loss) Before Provision for Income Taxes	$2,509,267	$(1,000)	$2,508,267

Provision (Benefit) for Income Taxes	1,136,498	—	1,136,498

Net Income (Loss)	$1,372,769	$(1,000)	$1,371,769

Maximum number of shares subject to possible conversion:
Weighted Average number of shares	1,888,218
Income per share amount (basic and diluted)	$0.20

Weighted Average Number of Shares Outstanding not Subject to Possible Conversion:
Basic	10,052,878	2,500,000
Diluted	12,261,638	2,500,000

Net Income (Loss) per share amount:
Basic	$0.10	$(0.00)
Diluted	0.08	(0.00)

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

See notes to financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Notes to Financial Statements
December 31, 2006
NOTE A—ORGANIZATION AND BUSINESS OPERATIONS; RESTATEMENT; GOING CONCERN CONSIDERATION
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
Restatement — The accompanying statements of operations and related disclosures for all the periods presented have been reformatted and restated to present earnings per share in a manner similar to the two-class method as described in Note B[3] and to include provision for income taxes into a single line item.

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
[3] Earnings per common share (restated):

(a)	Basic earnings per common share for all periods is computed by dividing the earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period.

(b)	The Company’s statement of operations includes a presentation of earning per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share. Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest income attributable to common shares subject to conversion ($370,074 for the year ended December 31, 2006) by the weighted average number of shares subject to possible conversion. Basic and diluted net income per share amount for the shares outstanding not subject to possible conversion is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to conversion by the weighted average number of shares not subject to possible conversion
At December 31, 2006 and 2005, the Company had outstanding warrants to purchase 13, 272, 727 and 0 shares, respectively, of common stock.
The weighted average number of shares used in the basic and diluted net income per share for shares outstanding not subject to possible conversion for the year ended December 31, 2006 are as follows:

Year Ended
December 31, 2006
Weighted average number of shares outstanding as used in computation of basic income per share	10,052,878
Effect of diluted securities — warrants	2,208,760

Shares used in computation of diluted income per share	12,261,638

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
The current and deferred components of taxes are comprised of the following:

	September 1, 2005
	(Date of Inception)
	through	Year ended
	December 31, 2005	December 31, 2006
Current Tax Provision
Federal	—	$966,467
State and Local	—	598,029

Total Current Tax Position	—	$1,564,496

Deferred Income Tax Provision (Benefit)
Federal	—	$(261,000)
State and Local	—	(167,000)

Total Current Tax Position	—	$(428,000)

Total Provision for Taxes	—	$1,136,496

The sources of deferred tax assets as of December 31, 2006 are as follows:

Organization Costs	—	$500
Startup Costs	—	427,500

Total Non-Current Deferred Tax Assets	—	$428,000
Valuation Allowance	—	—

Net Deferred Tax Assets	—	$428,000

Reconciliation of effective tax rate is as follows:

Federal Statutory Rate		34.00%
State and local income taxes net of federal income tax benefit		11.30%

Effective Tax Rate		45.30%

NOTE K — Summarized Quarterly Financial Information (Unaudited) (Restated)
     Summarized quarterly financial information for fiscal 2006 and 2005 are as follows:

	Quarters Ended,
	March 31	June 30	September 30	December 31
	2006	2006	2006	2006

Operating expenses	$160,377	$212,292	$229,172	$329,472
Other income (1)	373,279	959,012	1,048,151	1,060,138
Provision for income taxes	83,000	351,076	372,188	330,234
Net income	129,902	395,644	446,791	400,432
Maximum number of shares subject to possible conversion:
Weighted average number of shares	935,555	2,199,999	2,199,999	2,199,999
Income per share amount (basic and diluted)	$0.04	$0.05	$0.05	$0.05
Weighted average number of shares outstanding not subject to possible conversion:
Basic	6,242,223	11,300,001	11,300,001	11,300,001
Diluted	7,308,666	13,907,025	13,875,306	13,508,761
Net Income per share amount:
Basic	$0.01	$0.03	$0.03	$0.03
Diluted	0.01	0.02	0.02	0.02

(1)	Other income represents interest earned on funds held in trust.

	Quarters Ended,
	March 31	June 30	September 30	December 31
	2005	2005	2005	2005

Operating expenses	—	—	—	1,000
Other income	—	—	—	—
Provision for income taxes	—	—	—	—
Net income / (loss)	—	—	—	(1,000)
Basic earnings per share of common stock	—	—	—	—
Basic weighted average number of shares outstanding	—	—	—	2,500,000
Diluted earnings per share of common stock	—	—	—	—
Diluted weighted average number of shares outstanding	—	—	—	2,500,000

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of December 2007.

GLOBAL LOGISTICS ACQUISITION CORPORATION.
By:	/s/ Gregory E. Burns
Gregory E. Burns
President and Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James J. Martell James J. Martell	Chairman of the Board	December 5, 2007

/s/ Gregory E. Burns Gregory E. Burns	President, Chief Executive Officer and Director (Principal Executive Officer)	December 5, 2007

/s/ Kenneth L. Saunders Kenneth L. Saunders	Chief Financial Officer, Treasurer and Corporate Secretary (Principal Accounting and Financial Officer)	December 5, 2007

/s/ Edward W. Cook Edward W. Cook	Director	December 5, 2007

/s/ Maurice Levy Maurice Levy	Director	December 5, 2007

/s/ Donald G. McInnes Donald G. McInnes	Director	December 5, 2007