Form 10-Q/A
period 2007-03-31
Global Logistics Acquisition CORP
filed 2007-12-05
CIK 1338401

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE
This amendment on Form 10-Q/A (“Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, initially filed with the Securities and Exchange Commission on May 14, 2007 and amended on September 7, 2007 (the “Original Filing”), (i) reformats and restates the statements of operations for all periods presented in order to (a) present earnings per share in a manner similar to the two-class method and make related footnote disclosures and (b) to include provision for income taxes into a single line item and (ii) clarifies the Company’s disclosure regarding its controls and procedures. This Form 10-Q/A amends and restates Item 1. Financial Statements, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 4. Controls and Procedures of the Original Filing. These changes had no impact on the Company’s financial position and statements of operations. In addition, the Original Filing has been amended to contain currently dated certifications from the Company’s principal executive officer and principal accounting and financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act (See Exhibits 31 and 32).
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

Page
PART I FINANCIAL INFORMATION
Item 1 Financial Statements
Condensed Balance Sheets — as of March 31, 2007 (unaudited) and as of December 31, 2006	3

Condensed Statements of Operations (unaudited) — Three Months Ended March 31, 2007 and 2006,	4
and September 1, 2005 (Date of Inception) through March 31, 2007 (restated)

Condensed Statements of Changes in Common Stockholders’ Equity — From September 1, 2005	5
(Date of Inception) through December 31, 2006, and (unaudited) Three Months Ended March 31, 2007

Condensed Statements of Cash Flows (unaudited) — Three Months Ended March 31, 2007,	6
Three months ended March 31, 2006, and From September 1, 2005 (Date of Inception) through March 31, 2007

Notes to Unaudited Condensed Financial Statements (restated)	7-10

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operation	10

Item 3 Quantitative and Qualitative Disclosures about Market Risk	12

Item 4 Controls and Procedures	13

PART II OTHER INFORMATION
Item 1 Legal Proceedings	13

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 6 Exhibits	15

SIGNATURES	16
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

See notes to condensed financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Condensed Statements of Operations
(Unaudited) (Restated)

			Sept. 1, 2005
			(Date of
			Inception)
	Three Months Ended		through
	March 31, 2007	March 31, 2006	March 31, 2007
Formation Costs	—	—	(1,000)
Operating Costs	$(886,800)	$(160,377)	$(1,818,113)

Loss from Operations	(886,800)	(160,377)	(1,819,113)

Other Income
Interest Income — Trust	1,041,033	367,594	4,458,146
Interest Income — Other	2,340	5,685	25,807

Income Before Provision for Income Taxes	$156,573	$212,902	$2,664,840

Provision for Income Taxes	349,596	83,000	1,486,094

Net Income/(Loss)	$(193,023)	$129,902	$1,178,746

Maximum number of shares subject to possible conversion:
Weighted average number of shares	2,199,999	935,555
Income per share amount (basic and diluted)	$0.05	$0.04

Weighted average number of shares outstanding not Subject to possible conversion:
Basic	11,300,001	6,242,223
Diluted	11,300,001	7,308,666

Net Income per share amount:
Basic	$(0.03)	0.01
Diluted	(0.03)	0.01
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
See notes to condensed financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Notes to Condensed Financial Statements
(Unaudited)
March 31, 2007
NOTE A—BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position of Global Logistics Acquisition Corporation (the “Company”) and its results of operations and cash flows for the interim period presented. Such financial statements have been condensed in accordance with the applicable regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company’s December 31, 2006 10-K filed on March 29, 2007 and as amended on December 5, 2007. The results of the Company’s operations for the interim period are not necessarily indicative of the operating results for the full year.
NOTE B—RESTATEMENTS
[1] Amendment No. 1
The Company has previously restated its Form 10-Q for the period ended March 31, 2007 to reflect changes to the financial statements and notes to the financial statements relating to a share transfer from two principal stockholders to a third party who performed due diligence services. This transaction was not originally recorded for accounting purposes and this correction results in non-cash compensation of $573,000 (included in operating costs) and a contribution to capital.
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
[2] Amendment No. 2
Currently, the Company is filing this amendment on Form 10-Q/A to reformat and restate statements of operations for all periods presented and to present earnings per share in a manner similar to the two-class method, as described in Note D[3], and to include provision for income taxes into a single line item.
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
[3] Earnings per common share:

(a)	Basic earnings per common share for all periods is computed by dividing the earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period. Dilutive shares totaling 2,899,202 have not been included in the computation of earnings per share for the period ended March 31, 2007 because the effect would be anti-dilutive.

(b)	The Company’s statement of operations includes a presentation of earnings per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share. Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest income attributable to common shares subject to conversion ($108,438 and $39,811 for the three months ending March 31, 2007 and 2006, respectively) by the weighted average number of share subject to possible conversion. Basic and diluted net income per share amount for the shares outstanding not subject to possible conversion is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to conversion by the weighted average number of shares not subject to possible conversion.
At March 31, 2007 and 2006, the Company had outstanding warrants to purchase 13,272,727 shares of common stock.
The weighted average number of shares used in the basic and diluted net income per share for shares outstanding not subject to possible conversion for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended
	March 31,	March 31,
	2007	2006
Weighted average number of shares outstanding as used in computation of basic income per share	11,300,001	6,242,223
Effect of diluted securities — warrants	—	1,066,443

Shares used in computation of diluted income per share	11,300,001	7,308,666

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
     Earnings per common share
     Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding warrants and the proceeds thereof were used to purchase treasury shares at the average market price during the period. Dilutive shares totally 2,899,202 have not been included in the computation of earnings per share for the period ended March 31, 2007 because the effect would be anti dilutive.
     The Company’s statement of operations includes a presentation of earnings per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share. Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest income attributable to common shares subject to conversion ($108,438 and $39,811 for the three months ending March 31, 2007 and 2006, respectively) by the weighted average number of share subject to possible conversion. Basic and diluted net income per share amount for the shares outstanding not subject to possible conversion is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to conversion by the weighted average number of shares not subject to possible conversion.
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
Item 4 — Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
As of March 31, 2007, we, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of such date.
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
There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

GLOBAL LOGISTICS ACQUISITION CORPORATION

Date: December 5, 2007	By:	/s/ Gregory E. Burns
Gregory E. Burns
President and Chief Executive Officer (principal executive officer)

Date: December 5, 2007	By:	/s/ Kenneth L. Saunders
Kenneth L. Saunders
Chief Financial Officer, Treasurer and Corporate Secretary (principal accounting and financial officer)