Form 10-Q/A
period 2007-06-30
Global Logistics Acquisition CORP
filed 2007-12-05
CIK 1338401

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

EXPLANATORY NOTE
This amendment on Form 10-Q/A (“Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007, initially filed with the Securities and Exchange Commission on August 2, 2007 and amended September 7, 2007 (the “Original Filing”), (i) reformats and restates the statements of operations for all periods presented in order to (a) present earnings per share in a manner similar to the two-class method and make related footnote disclosures and (b) to include provision for income taxes into a single line item and (ii) clarifies the Company’s disclosure regarding its controls and procedures. This Form 10-Q/A amends and restates Item 1. Financial Statements, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 4. Controls and Procedures of the Original Filing. These changes had no impact on the Company’s financial position and statements of operations. In addition, the Original Filing has been amended to contain currently dated certifications from the Company’s principal executive officer and principal accounting and financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act (See Exhibits 31 and 32).
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

See notes to condensed financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Condensed Statements of Operations
(Unaudited) (Restated)

					Sept. 1, 2005
					(Date of
					Inception)
	Three Months Ended		Six Months Ended		through
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
Formation Costs	—	—	—		(1,000)
Operating Costs	$(137,059)	$(212,292)	$(1,023,860)	$(372,669)	$(1,955,173)

Loss from Operations	(137,059)	(212,292)	(1,023,860)	(372,669)	(1,956,173)

Other Income
Interest Income — Trust	1,043,856	949,556	2,084,889	1,317,150	5,502,002
Interest Income — Other	1,990	9,456	4,331	15,141	27,797

Income Before Provision for Income Taxes	$908,787	$746,720	$1,065,360	$959,622	$3,573,626

Provision for Income Taxes	404,815	351,076	750,411	434,076	1,886,909

Net Income	$507,972	$395,644	$314,949	$525,546	$1,686,717

Maximum number of shares subject to possible conversion:
Weighted average number of shares	2,199,999	2,199,999	2,199,999	1,571,270
Income per share amount (basic and diluted)	$0.05	$0.05	$0.10	$0.09

Weighted average number of shares outstanding not subject to possible conversion:
Basic	11,300,001	11,300,001	11,300,001	8,785,084
Diluted	14,317,233	13,907,025	14,259,507	10,624,173

Net Income per share amount:
Basic	$0.03	$0.03	$0.01	$0.04
Diluted	0.03	0.02	0.01	0.04

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
NOTE B — RESTATEMENTS
[1] Amendment No. 1
The Company has previously restated its Form 10-Q for the period ended June 30, 2007 to reflect changes to the financial statements and notes to the financial statements relating to a share transfer from two principal stockholders to a third party who performed due diligence services. This transaction was not originally recorded for accounting purposes and this correction results in non-cash compensation of $573,000 (included in operating costs) and a contribution to capital.
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
[3] Earnings per common share:

(a)	Basic earnings per common share for all periods is computed by dividing the earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period.

(b)	The Company’s statement of operations includes a presentation of earnings per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share. Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest income attributable to common shares subject to conversion ($116,694, $102,837, for the three months ending June 30, 2007 and 2006, respectively, and $225,131 and $142, 648, for the six months ending June 30, 2007 and 2006, respectively) by the weighted average number of share subject to possible conversion. Basic and diluted net income per share amount for the shares outstanding not subject to possible conversion is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to conversion by the weighted average number of shares not subject to possible conversion.
At June 30, 2007 and 2006, the Company had outstanding warrants to purchase 13,272,727 shares of common stock.
The weighted average number of shares used in the basic and diluted net income per share for shares outstanding not subject to possible conversion for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Weighted average number of shares outstanding as used in computation of basic income per share	11,300,001	11,300,001	11,300,001	8,785,084
Effect of diluted securities – warrants	3,017,232	2,607,024	2,959,506	1,839,089

Shares used in computation of diluted income per share	14,317,233	13,907,025	14,259,507	10,624,173

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
          The Company’s statement of operations includes a presentation of earnings per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share. Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest income attributable to common shares subject to conversion ($116,694, $102,837, for the three months ending June 30, 2007 and 2006, respectively, and $225,131 and $142, 648, for the six months ending June 30, 2007 and 2006, respectively) by the weighted average number of share subject to possible conversion. Basic and diluted net income per share amount for the shares outstanding not subject to possible conversion is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to conversion by the weighted average number of shares not subject to possible conversion.
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
There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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