Form 10-Q/A
period 2007-09-30
Global Logistics Acquisition CORP
filed 2007-12-05
CIK 1338401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A (‘‘Form 10-Q/A’’) to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, initially filed with the Securities and Exchange Commission on November 13, 2007 (the ‘‘Original Filing’’), (i) reformats and restates the statements of operations for all periods presented in order to present earnings per share in a manner similar to the two-class method and make related footnote disclosures and (ii) clarifies the Company’s disclosure regarding its controls and procedures. This Form 10-Q/A amends and restates Item 1. Financial Statements, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 4. Controls and Procedures of the Original Filing. These changes had no impact on the Company’s financial position and statements of operations. In addition, the Original Filing has been amended to contain currently dated certifications from the Company’s Principal Executive Officer and Principal Accounting and Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act (See Exhibits 31 and 32).

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

		Page
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Condensed Balance Sheets – as of September 30, 2007 (unaudited) and as of December 31, 2006	3
	Condensed Statements of Operations (unaudited) – Three Months Ended September 30, 2007 and 2006 (Restated), Nine Months Ended September 30, 2007 and 2006 (Restated), and September 1, 2005 (Date of Inception) through September 30, 2007 (Restated)	4
	Condensed Statements of Changes in Common Stockholders’ Equity – From September 1, 2005 (Date of Inception) through December 31, 2006, and (unaudited) Nine Months Ended September 30, 2007	5
	Condensed Statements of Cash Flows (unaudited) – Nine Months Ended September 30, 2007 and 2006, and From September 1, 2005 (Date of Inception) through September 30, 2007	6
	Notes to Unaudited Condensed Financial Statements (Restated)	7 – 13
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operation	13
Item 3	Quantitative and Qualitative Disclosures about Market Risk	17
Item 4	Controls and Procedures	18
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	19
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 6	Exhibits	19
SIGNATURES		20

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

See notes to condensed financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)

Condensed Statements of Operations
(Unaudited) (Restated)

					Sept. 1, 2005 (Date of Inception) through Sept. 30, 2007
	Three Months Ended		Nine Months Ended
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Formation Costs	—	—	—		(1,000)
Operating Costs	$(81,935)	$(229,172)	$(1,105,795)	$(601,841)	$(2,037,108)
Loss from Operations	(81,935)	(229,172)	(1,105,795)	(601,841)	(2,038,108)
Other Income
Interest Income – Trust	934,853	1,042,362	3,019,742	2,359,512	6,436,855
Interest Income – Other	—	5,789	4,331	20,930	27,798
Income Before Provision for Income Taxes	$852,918	$818,979	$1,918,278	$1,778,601	$4,426,545
Provision for Income Taxes	368,054	372,188	1,118,465	806,264	2,254,963
Net Income	$484,864	$446,791	$799,813	$972,337	$2,171,582
Maximum number of shares subject to possible conversion:
Weighted average number of shares	2,199,999	2,199,999	2,199,999	1,783,149
Income per share amount (basic and diluted)	$0.05	$0.05	$0.15	$0.14
Weighted Average Number of Shares Outstanding Not Subject to Possible Conversion:
Basic	11,300,001	11,300,001	11,300,001	9,632,602
Diluted	14,323,727	13,875,306	14,281,233	11,719,761
Net Income per share amount:
Basic	$0.03	$0.03	$0.04	$0.07
Diluted	0.03	0.02	0.03	0.06

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

NOTE B — RESTATEMENT

The Company is filing this amended quarterly report on Form 10-Q/A to reformat and restate statements of operations for all periods presented and to present earnings per share in a manner similar to the two-class method, as described in Note D[3].

NOTE C — ORGANIZATION AND BUSINESS OPERATIONS

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

The registration statement for the Company’s initial public offering (‘‘Offering’’) of 10,000,000 units, each consisting of one share of common stock, par value $.0001 (‘‘Shares’’), and one redeemable common stock purchase warrant (‘‘Warrants’’) exercisable for an additional Share, was declared effective on February 15, 2006. The Company consummated the Offering on February 21, 2006. In addition, the underwriters exercised their over-allotment option for an additional 1,000,000 units, which units were issued on March 1, 2006. In total, the Company recorded net proceeds of approximately $80,997,000 after deducting underwriting discounts and commissions (including $2,640,000 of deferred underwriting discounts and commissions) and offering expenses. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating an initial business combination with (or acquisition of) one or more operating businesses in the transportation and logistics sector and related industries (‘‘Business Combination’’). The operating business or businesses that the Company acquires in such Business Combination must have, individually or collectively, a fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of $2,640,000) at the time of such acquisition. At September 30, 2007, $87,623,501 ($2,640,000 of which consists of deferred underwriting discounts and commissions) of the net proceeds inclusive of interest earned subject to unpaid taxes is being held in such trust account (‘‘Trust Account’’) and is invested in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a registered credit rating agency at the time of the acquisition until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The Company has signed a definitive agreement for the acquisition of a target business (Note K) and will submit such transaction for stockholder approval. In the event that 20% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering) vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.

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

In the event that the Company does not consummate a Business Combination within 18 months (by August 21,2007) from the date of the consummation of the Offering (or within 24 months (by February 21, 2008) after the consummation of the Offering if a letter of intent, agreement in principle or definitive agreement was executed within such 18-month period) the proceeds held in the Trust Account will be distributed pro rata to the Company’s public stockholders, excluding the initial stockholders to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering discussed in Note E). The Company entered into a Stock Purchase Agreement with The Clark Group Inc. (‘‘Clark’’) and Clark’s stockholders on May 18, 2007 and consequently has until February 21, 2008 to complete the business combination, unless terminated prior to this date as provided in the agreement.

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

NOTE D — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]	Cash and Cash Equivalents:

Cash equivalents consist of investments in one or more money market funds.

[2]	Fair value of financial instruments:

The carrying amounts of the Company’s financial assets, including cash and cash equivalents and investments held in the Trust Account approximate fair value because of their short term maturities.

[3]	Earnings per common share:

a)	Basic earnings per common share for all periods is computed by dividing the earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period.

b)	The Company’s statement of operations includes a presentation of earning per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share. Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest income attributable to common shares subject to conversion ($104,527 and $112,888 for the three months ending September 30, 2007 and September 30, 2006, respectively, and $329,658 and $255,536 for the nine months ending September 30, 2007 and September 30, 2006, respectively) by the weighted average number of shares subject to possible conversion. Basic and diluted net income per share amount for the shares outstanding not subject to possible conversion is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to conversion by the weighted average number of shares not subject to possible conversion.

At September 30, 2007 and 2006, the Company had outstanding warrants to purchase 13,272,727 shares of common stock.

The weighted average number of shares used in the basic and diluted net income per share for shares outstanding not subject to possible conversion for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Weighted average number of shares outstanding as used in computation of basic income per share	11,300,001	11,300,001	11,300,001	9,632,602
Effect of diluted securities – warrants	3,023,726	2,575,305	2,981,232	2,087,159
Shares used in computation of diluted income per share	14,323,727	13,875,306	14,281,233	11,719,761

[4]	Income Taxes:

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

NOTE E — INITIAL PUBLIC OFFERING

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

NOTE G — DEFFERED ACQUISITION COSTS

As of September 30, 2007, the Company has accumulated approximately $548,000 in deferred costs related to the proposed Business Combination with The Clark Group, Inc. (Note K). These costs will be capitalized contingent upon the completion of the Business Combination following the required approval by the Company’s stockholders and the fulfillment of certain other conditions. If the acquisition is not completed, these costs will be recorded as an expense. Deferred acquisition costs consist primarily of approximately $246,000 for legal services, $57,000 for accounting and due diligence services, $100,000 for fairness opinion services, $99,000 for other consulting and accounting services, and approximately $46,000 in due diligence expenses directly associated with the negotiation and execution of the Stock Purchase Agreement with The Clark Group.

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

NOTE I — COMMITMENT AND CONTINGENCIES

In connection with the Offering, the Company agreed to pay underwriting discounts and commissions equal to 7.0% of the gross offering proceeds of the Offering. The underwriters agreed to defer the collection of a portion of these underwriting discounts and commissions totaling 3.0% of the gross offering proceeds and have placed the deferred portion of these fees into the Company’s Trust Account. Such fees will be paid only upon completion of a Business Combination. Accordingly, at September 30, 2007, the Company has accrued deferred underwriting discounts and commissions of $2,640,000. The underwriters have agreed to waive any deferred underwriting discounts and commissions with respect to any shares public stockholders have elected to convert into cash pursuant to conversion rights discussed in Note C.

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

The Company’s statement of operations includes a presentation of earning per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share. Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest income attributable to common shares subject to conversion ($104,527 and $112,888 for the three months ending September 30, 2007 and September 30, 2006, respectively, and $329,658 and $255,536 for the nine months ending September 30, 2007 and September 30, 2006, respectively) by the weighted average number of shares subject to possible conversion. Basic and diluted net income per share amount for the shares outstanding not subject to possible conversion is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to conversion by the weighted average number of shares not subject to possible conversion.

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

The audit committee approved changes to internal control procedures to require a thorough review by the committee and external advisors of any transaction outside the ordinary course of business. Other than this change, there have been no changes to our internal control over financial reporting during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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