Form 10-K
period 2007-12-31
Clark Holdings Inc.
filed 2008-03-31
CIK 1338401

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number
1-32735

CLARK HOLDINGS INC.

(Name of Issuer in Its Charter)

Delaware	43-2089172
(State of Incorporation)	(I.R.S. Employer I.D. Number)
121 New York Avenue Trenton, New Jersey	08638
(Address of principal executive offices)	(zip code)

(609) 396-1100

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units consisting of one share of Common Stock, par value $.0001 per share, and one Warrant	American Stock Exchange
Common Stock, $.0001 par value per share	American Stock Exchange
Warrants to purchase shares of Common Stock	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   Yes     No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act (Check one).

Large Accelerated Filer             Accelerated Filer             Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes     No

Issuer’s revenues for the fiscal year ended December 31, 2007 were $0.

As of March 3, 2008, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $47,580,000.

As of March 3, 2008, there were 12,075,365 shares of Common Stock, $.0001 par value per share, outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1.    BUSINESS

Our Business Prior to the Acquisition

Clark Holdings Inc. (‘‘Holdings’’ or the ‘‘Company,’’ formerly known as Global Logistics Acquisition Corporation) was a blank check company formed on September 1, 2005 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the transportation and logistics sector and related industries.

On February 21, 2006, we closed our initial public offering of 10,000,000 units with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $6.00 per share. On March 1, 2006, we consummated the closing of an additional 1,000,000 units which were subject to an over-allotment option. The units from the initial public offering (including the over-allotment option) were sold at an offering price of $8.00 per unit, generating total gross proceeds of $88,000,000. After deducting underwriting discounts and commissions and offering expenses, the total net proceeds to us from the offering (including the over-allotment option) were $80,997,000, of which $79,340,000 was deposited into a trust account and the remaining proceeds of $1,657,000 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. We did not engage in any substantive commercial business until we consummated our business combination with The Clark Group, Inc. (‘‘Clark’’), as described below.

Recent Events

On February 12, 2008, we closed the transactions contemplated by the Stock Purchase Agreement, dated May 18, 2007, as amended on November 1, 2007 (‘‘Acquisition Agreement’’), by and among us, The Clark Group, Inc. (‘‘Clark’’) and the stockholders of Clark (‘‘Acquisition’’). At the closing of the Acquisition (‘‘Closing’’), we purchased all of the issued and outstanding capital stock of Clark for a total consideration of $75,000,000 (of which $72,527,472.53 was paid in cash and $2,472,527.47 was paid by the issuance of 320,276 shares of our common stock valued at $7.72 per share). In connection with the closing of the Acquisition, we changed our name from Global Logistics Acquisition Corporation to Clark Holdings, Inc.

At the Closing, an escrow agreement (‘‘Escrow Agreement’’) was entered into providing for (i) $7,500,000 as a fund for the payment of indemnification claims that may be made by the Registrant as a result of any breaches of Clark’s covenants, representations and warranties in the Acquisition Agreement (‘‘Indemnification Escrow’’), (ii) $500,000 as a fund to pay the Registrant the amount, if any, by which the average of the working capital on the last day of the month for the twelve months ending March 31, 2008 is higher (less negative) than negative $1,588,462, and (iii) $300,000 as a fund to reimburse Clark and the Registrant for costs incurred in connection with discontinuing certain of Clark’s present operations in the United Kingdom.

Holders of 1,802,983 shares of our common stock (‘‘Conversion Shares’’) voted against the Acquisition and elected to convert their shares into a pro rata potion of the trust account (‘‘Conversion Amount,’’ approximately $8.06 per share or an aggregate of $14,536,911). In order to receive the Conversion Amount, holders of the Conversion shares must surrender the shares for payment and cancellation. As of March 27, 2008, holders of 1,744,911 of the Conversion Shares had surrendered their shares. After giving effect to (i) the issuance of shares in connection with the Acquisition and (ii) the surrendered Conversion Shares, there are currently 12,075,365 shares of our common stock outstanding. Assuming that holders of all 1,802,983 of the Conversion Shares ultimately surrender their shares, there will be 12,017,293 shares of our common stock outstanding.

Simultaneously with the Acquisition, we entered into a Credit Agreement by and among the Company, Clark and Clark’s direct and indirect subsidiaries, as borrowers, various financial institutions party thereto, as lenders, and LaSalle Bank National Association, as administrative agent (‘‘LaSalle’’)

(‘‘Credit Agreement’’). Pursuant to the Credit Agreement, we received a financing commitment of up to $30,000,000 for a senior secured credit facility from LaSalle in order to (a) pay for conversion shares, (b) provide working capital for us, Clark and Clark’s direct and indirect subsidiaries and (c) provide for future permitted acquisitions. The facility consists of up to $20,000,000 that can be drawn within 60 days of the Closing Date as a term loan sublimit and up to $30,000,000, less any amount drawn under the term loan sublimit, as a revolving credit facility with a $3,000,000 sublimit for letters of credit. As of March 25, 2008, we have drawn $3,413,392.04 under the term loan to pay converting shareholders and no funds under the revolving credit facility.

Our Business Subsequent the Acquisition

Upon consummation of the Acquisition, we became an operating company carrying on the business of Clark. In the following discussion of our operating business, unless the context otherwise requires, references to we, us, etc., include Holdings and Clark from the date of the Acquisition. In the remainder of this Annual Report on Form 10-K, unless the context otherwise requires, references to we, us, etc., include Holdings.

We are a niche provider of non-asset based transportation management and logistics services to the print media industry throughout the United States and between the United States and other countries. We operate through a network of operating centers where we consolidate mass market consumer publications so that the publications can be transported in larger, more efficient quantities to common destination points. We refer to each common destination point’s aggregated publications as a ‘‘pool’’. By building these pools, we offer cost effective transportation and logistics services for time sensitive publications.

We generate revenues by arranging for the movement of our customers’ freight in trailers and containers. Generally, we bill our customers based on pricing that is variable based upon the amount of tonnage tendered, frequency of recurring shipments, origination, destination, product density and carrier rates. Our specified rates are subject to weight variation, fuel surcharge, and timely availability of the customer’s product. We enhance our revenues by charging for storage, warehousing and other specialized logistical services. As part of our bundled service offering, we track shipments in transit and handle claims for freight loss or damage on behalf of our customers. Because we own relatively little transportation equipment, we rely on independent transportation carriers.

We conduct our domestic operations through our indirect subsidiaries, Clark Distribution Systems, Inc. (‘‘CDS’’) and Highway Distribution Systems, Inc. (‘‘HDS’’), and its international operations through our indirect subsidiary, Clark Worldwide Transportation, Inc. (‘‘CWT’’). Each of CDS, HDS and CWT is a wholly-owned subsidiary of Clark.

Our customer base entrusts us with the distribution of over one billion magazines in domestic markets and the exporting of over 80 million domestic magazines worldwide annually. In addition, we play a key role in the launch of new magazine titles, which rely heavily on newsstand sales to establish a customer base.

History

Our predecessors founded the business in 1957 with the establishment of Clark Transfer, Inc., a regional transportation company for film, magazines and newspapers. Through a series of acquisitions and organic growth, Clark Transfer expanded its service platform and geographic presence throughout the 1960s, 1970s and 1980s to include theatrical transportation and wholesale news agencies. CDS was formed in 1984 to provide national freight consolidation for books and magazines. J.E. Tompkins & Son, an international freight-forwarding firm, was acquired by Clark Transfer in 1987, and subsequently merged with Caribbean Worldwide, Inc. to become CWT.

During the 1990s our predecessors acquired the operations of Magazine Shippers Association, a consolidator of printed matter in Connecticut and Illinois, and divested our theatrical transportation and wholesale news agency subsidiaries along with the ‘‘Clark Transfer’’ name. Since the acquisition of Magazine Shippers Association in 1991, all of the business’ growth has been organic. During this time, a new umbrella corporation, The Clark Group, Inc., was formed. CDS, HDS and CWT became the business’ key divisions with over 300 employees serving the global marketplace.

In February 2008, we acquired all the outstanding capital stock of Clark.

Industry

As a transportation management and logistics services company whose core business is the shipment of mass market consumer magazines, our business is a part of the general transportation and logistics industry and is heavily affected by the print media industry in general and the magazine segment of that industry specifically. We believe our ability to provide a wide range of cost-effective transportation and logistics solutions is a competitive advantage within the print media industry as publishers and printers focus on their core competencies, which often do not include freight transportation.

Transportation and Logistics

We operate in a highly fragmented specialty third-party transportation management and logistics market. We believe that this market continues to grow based on a series of factors, including the growth of world trade and the resulting complexity and length of supply chains; increased outsourcing as manufacturers and retailers increasingly focus on core competencies and therefore outsourcing non-core operations; demand for specialized, value added services which require logistics providers to tailor solutions to fit specific client needs. Companies within this industry compete on the basis of pricing, quality of service and customer relationships.

Key Strengths

Management believes that our most significant strengths include:

Niche provider of mission-critical supply chain solutions to the print media industry.    Our broad portfolio of transportation management and logistics solutions, extensive expertise with print media supply chains, nationwide presence and longstanding customer relationships have contributed to our position as a niche provider of third-party transportation and logistics services to the print media industry.

Broad portfolio of third-party transportation and logistics services.    We provide an extensive range of transportation management and logistics services and technology solutions including shipment optimization, load consolidation, mode selection, carrier management, load planning and execution and web-based shipment visibility. Management believes its ability to provide a wide range of transportation and logistics solutions is a competitive advantage within the print media industry.

Enduring customer relationships.    Management believes that we have developed into a trusted service provider to the print media industry. Our customer base is highlighted by long-term relationships where we play an integral role in customers’ distribution chains. This role comprises much more than transportation, and often includes specialized services such as time-definite deliveries, unlocking and securing customers’ warehouses and ‘‘on the dock’’ freight movements. These value-added services have entrenched us in our customers’ distribution chains and created a high level of customer loyalty. Our top ten customers for 2007 have an average tenure with us of 16 years and nine of the top ten have been a customer for at least five years.

Non-asset based business model.    As a non-asset based company, we maintain no print media inventory and rely extensively on third-party or leased assets for transportation (ground, air and ocean). Without substantial ownership of assets, we enjoy a highly variable cost structure where a majority of our expenses fluctuate with business volumes. While this model subjects us to unit and other cost increases by suppliers in connection with such items as increased fuel costs and driver wages, we have historically been successful in passing such increased costs to our customers through increases in our service rates. Additionally, our management believes that this highly variable cost structure permits us to better align our costs with our revenues. We have also been able to address the risks associated with the availability of third party services providers and access to required quantities and quality of leased equipment by establishing long-standing relationships with respected third party vendors and being a provider of a significant source of business to those vendors, and with respect to leased assets, entering into leases with favorable and flexible terms. Management believes its successful mitigation of the risks associated with a non-asset model has allowed us to achieve the benefit of minimal capital expenditures, consistent cash flow and high returns on capital. Management further believes this structure also provides us with the necessary level of financial and operational flexibility to quickly adapt to changing market conditions and capitalize on growth opportunities.

Visible and consistent revenue stream.    The print media industry has proven to be a relatively stable component of the United States economy, resulting in historically consistent demand for our services. The newsstand distribution channel, in which we play a critical role, is vital to the publishing industry in driving subscriptions and launching new titles. Our loyal customer base and the predictability of our customers’ freight patterns aid us in evaluating future operational and financial performances. The visibility also plays an important role in management’s planning efforts, including employee/asset deployment, capital expenditures and growth initiatives.

Experienced management team.    With approximately 200 years of combined experience at the company, our ten senior managers make up one of the channel’s most established and experienced management teams. This experience has played a critical role in our ability to maintain long-term customer relationships and become entrenched in customers’ distribution chains.

Operations

We conduct our domestic operations through our wholly-owned indirect subsidiaries, CDS and HDS, and our international operations through our wholly-owned indirect subsidiary, CWT. On a day-to-day basis, customers communicate their freight needs, typically on a shipment-by-shipment basis, to one of our transportation offices/terminals for dissemination to our operating companies for upload into the respective systems each company utilizes to meet the specific requirements of its customer base. Our employees ensure that all appropriate information about each shipment is entered into our proprietary operating system. With the help of information provided by the operating system, our employees then determine the appropriate mode of transportation for the shipment and select a carrier or carriers, based upon their knowledge of the carrier’s service capability, equipment availability, freight rates, and other relevant factors. Many of these activities are routine and recurring reflecting the scheduled frequency (e.g., weekly, monthly, quarterly) of magazine publications.

Domestic Distribution Services

Through CDS, we provide domestic newsstand magazine distribution services throughout North America. Essentially, CDS operates a ‘‘hub and spoke’’ network of operating centers and professional traffic management services, which provide publishers and printers with the benefits of scheduled delivery and reduced cost by shipping in a consolidated weekly pool managed by CDS. Services provided include pick-up at printing plants; break-bulk and sorting of individual wholesaler orders by title; consolidation of multi titles to common wholesaler delivery points; and preparation of manifests, advance shipping notices and completion of shipment notifications to national distributors.

On average, CDS delivers over 35 million magazines per week from over 90 print locations to wholesalers across North America.

CDS serves as a link between magazine printers/publishers and wholesalers, whose responsibilities include distributing magazines to retailers for public consumption. In this role, CDS is responsible for all aspects of distribution, including shipment pickup, consolidation and final delivery to wholesalers. CDS’ freight flow is similar to the ‘‘hub-and-spoke’’ networks utilized in the airline or less-than-truckload industries. Low volume shipments will be directed to one of our three operating centers (Laflin, Pennsylvania, LaVergne, Tennessee and Kansas City, Missouri) where they are consolidated and pooled with other shipments destined for the same wholesaler. High volume shipments will bypass the distribution center and be delivered directly to the wholesaler.

CDS contracts with third-party transportation providers for approximately 75% of its transportation moves. With a third-party carrier base of over 170, CDS can ensure that its customers receive the appropriate balance between service levels and transportation costs that each circumstance requires. However, in the other 25% of transportation moves, CDS utilizes the services of HDS. Although CDS’ business model is heavily focused on the use of third-party assets and theoretically could operate with 100% non-affiliated carriers, HDS plays an important role in CDS’ network. CDS utilizes HDS trucks in predictable, high density lanes, where service standards are very demanding.

Specialized, Ground-based Transportation Services

Through HDS, we provide time-critical ground-based transportation services to the print media industry. Our services include the transportation of specialized media products such as magazines, mass market books, newspaper inserts, drop ship mail, and motion picture film. HDS’ network includes 49 company-leased trucks, 70 leased and 28 company-owned trailers, four terminals and relationships with over 50 third-party transportation providers. Approximately 65% of HDS’ transportation is hauled on its own equipment and the remaining 35% is hauled by third parties.

HDS’ core business is providing traditional ‘‘break-up’’ services for printers and publishers in regions surrounding its four terminals. The break-up service is similar to a regional LTL (less-than-truckload) service, where freight is picked up from a customer, transported to one of the HDS terminals, pooled with other shipments headed in similar proximities and sent to final destinations. Through its terminals in York, Pennsylvania, Kansas City, Missouri and Dallas, Texas, HDS provides break-up services in selected lanes throughout New England and the Northeast, Mid-Atlantic, Midwest, Rocky Mountain and South-Central regions of the United States. HDS also operates a terminal in Amarillo, Texas that provides a consolidation and transportation service for returns to suppliers.

To complement its break-up network, HDS also offers full truckload services throughout the United States. Most of these services are provided on a quasi-dedicated basis, in which HDS trucks regularly service the same business in the same lanes. This predictable and consistent business creates high density and profitability levels and is attractive work for drivers. Accordingly, HDS has a driver turnover rate of 20%, substantially better than the for-hire truckload average.

International Freight Forwarding

Through CWT, we offer consolidation and import/export transportation management and logistics services to print media publishers, distributors and to their respective import partners worldwide. With an operating model similar to that of a traditional freight forwarder, CWT utilizes three distribution centers to consolidate shipments and arrange for international transportation utilizing third-party carriers (air, ocean or ground). CWT’s geographic footprint encompasses the majority of the economically developed and English-speaking overseas markets.

CWT’s primary functions are break-bulk and sortation of hundreds of individual titles and then consolidation into single consignee specific shipments, with us providing commercial invoices and detailed packing list as an agent for the export distributors. Once the sortation and assembly process is completed, CWT then takes on the role of a international freight forwarder – scheduling and booking freight with air and ocean carriers to ship to the import wholesalers who then effect retail distribution in the local market place they serve. Consolidation activities take place at one of its three distribution centers strategically located near international freight gateways (Wayne, New Jersey, Wilmington, California, and Laredo, Texas). CWT relies on a group of 50 air, ocean and ground freight carriers for transportation, with approximately 75% of its shipments traveling via ocean carriers, 15% via air carriers and 10% via trucks to Mexico.

In a typical transaction, CWT is hired by an export distributor or directly by the publisher to facilitate the transportation of its product to a foreign distributor or wholesaler. The customer is responsible for transporting the shipment to a CWT distribution center. The U.S. inland transport to CWT is handled by the printers – or CDS for those publishers CDS ships in North America – in bulk.

CWT is responsible for providing break-bulk of the several hundred magazine titles per data supplied electronically in advance and uploaded into CWT’s information technology system and then CWT consolidates the multiple individual titles into one bulk order packed by consignee for shipment (usually weekly) via air and or ocean. At the distribution center, CWT employees pool the customer’s shipments with other shipments headed to similar locations. Once load space has been maximized, CWT arranges for the international movement of the consolidated load.

Customers

We are organized along three divisions that address the individual needs of our customers. The customers of CDS consist primarily of publishers and printers that have smaller quantities and require national distribution. HDS focuses primarily on publishers and printers with regional distribution needs. CWT focuses entirely on publishers and printers that require international distribution (and international import distributors of this product that need a U.S. consolidation and forwarding company).

Our customers share several key common attributes. Customer product share common beginning and end points within the single copy distribution channel. Product is printed by common printers and is distributed into the retail marketplace through common single copy distributors. An individual customer’s product destined for a distributor will be less than truck load quantities. As such, we add value through aggregation and consolidation. Pools of less than full truck quantities are created so that full truck load economies of scale are realized within freight and information. Also, customer product is published with targeted time periods in which it will be displayed at retail. Our established routines ensure that these timelines are met in a cost effective manner.

Customer Relationships

We have written service contracts with only a minority of our customers. In most cases, and in particular with customers with whom we have a longstanding relationship and dependable track record, we provide services based on an email quotation or oral agreement.

In general, CDS offers single blended rates based on exclusive distribution throughout the entire United States and Canada; HDS offers point to point rates within a defined geographic region; and CWT offers point to point rates dependent upon mode of transport (air or ocean). Pricing is determined based upon costing analysis for titles with similar distribution characteristics in our existing distribution costing model or based upon building a separate costing model for larger distributions or those with unique requirements. Often pricing is variable based upon the amount tonnage tendered, frequency of recurring shipments, location of pick-up, destination, product density and carrier rates. Pricing also includes fuel surcharges, and for air freight, security surcharges. In the cases where we have agreed to pay for claims for damage to domestic freight while in transit, when appropriate we pursue reimbursement from the carrier for the claims. In the international business, we only insure specific consignee shipments against loss of damage while in transit. These overseas c.i.f. (cost, insurance and freight) shipments are insured by us, with such insurance coverage included as part of its service rate to customers.

As a result of our logistics capabilities, many of our domestic customers have us handle all, or a substantial portion, of their freight transportation requirements to or from a particular manufacturing facility or distribution center, including final delivery of shipments to single copy wholesalers. Our commitment to handle the shipments is usually at specific rates, subject to weight variation, fuel surcharge, and on time availability of the customer’s product. As is typical in the transportation industry, most of our customer agreements do not include specific volume commitments or ‘‘must haul’’ requirements.

In the course of providing day-to-day transportation services, we often identify opportunities for additional logistics services as we become more familiar with its customer’s daily operations and the nuances of its supply chain. These include analyzing the customer’s current transportation rate structures, modes of shipping, and carrier selection. These services are bundled with underlying transportation services and are not typically priced separately.

Relationships with Transportation Providers

Because we own relatively little transportation equipment and do not employ the people directly involved with the delivery of customers’ freight, its relationships with reliable transportation providers are critical to our success.

As of December 31, 2007, we had qualified approximately 170 domestic and 60 international segment transportation providers worldwide, of which the vast majority are motor carriers. Our transportation providers are of all sizes, including owner-operators of single trucks, small and mid-size fleets, private fleets and large national trucking companies. Consequently, we are not dependent on any one carrier. Our motor carrier contracts require that the carrier issue invoices only to and accept payment solely from us, and we reserve the right to withhold payment to satisfy previous claims or shortages.

While we generally contract with transportation providers on a short-term basis or in connection with specific shipments, and most of our transportation services are provided on a per mile basis, the majority of our purchased transportation is priced by our carriers at prenegotiated rates, and at times can be affected by the spot market, or on a transactional basis. It is our policy to maintain relationships with numerous motor, air and ocean carriers with respect to specific traffic lanes to reduce risk of availability and keep pricing at a competitive level. We also have intermodal marketing contracts with railroads, including all of the major North American railroads, giving us access to additional trailers and containers. Intermodal transportation rates are typically negotiated between us and railroad consolidators and brokers.

In our non-asset based ocean transportation and freight forwarding business, we have contracts with most of the major ocean and air carriers which support a variety of service and rate needs for our customers. We negotiate annual contracts that establish the predetermined rates we agree to pay our ocean carriers. Air carrier rates are generally reviewed biannually. The rates are negotiated based on expected volumes from our customers, specific trade lane requirements, and anticipated growth in the international shipping marketplace. These contracts are sometimes amended during the year to reflect changes in market conditions for our business, such as additional trade lanes. While most of our air freight ships under negotiated tariffs with the airlines, we also move freight under lower spot market rates when possible.

Competition

Through CDS, we are the only independent transportation and logistics provider of newsstand magazine distribution in the United States. Given the specialized nature of these services within the overall transportation and logistics industry, CDS’s primary competition is the ‘‘in-house’’ distribution arms of the large major printers, such as R.R. Donnelley, Quad Graphics and Quebecor World, who provide services that are similar to ours in servicing newsstand copies of monthly, bi-monthly and annual magazine publications of large print runs. All of these printers have substantially greater financial and other resources than us. Large major printer transportation services, however, generally do not address weekly publications and are generally based on a specific company’s manufacturing schedules, are focused primarily on postal requirements, and are responsive almost exclusively to publication manufacturing needs, thereby limiting their ability to effectively compete with our specialized single copy services. As a result, certain of these printing companies actually contract with us for our services. Domestically, we, through HDS, also face competition from a handful of independent, regional ground-based transportation specialty service providers, none of which have achieved a material market share. We typically see these competitors in ‘‘backhaul’’ lanes where we are transporting general freight.

Internationally, through CWT, we are the largest participant in the domestic magazine export market. We are also a major participant in the export of domestic books. Our major competitors include a handful of other specialized book and magazine importers/exporters and, on a smaller scale, large freight forwarders of general goods.

We, both domestically and internationally, face potential competition from participants in the overall freight forwarding, logistics and supply chain management industries, and specifically from national truckload carriers, intermodal transportation service providers, less-than-truckload carriers, railroads and third-party broker carriers that have the worldwide capabilities to provide a breadth of services. Competition in this industry is intense and many carriers and service providers have substantially greater financial and other resources than us. We also could encounter competition from regional and local third-party logistics providers, integrated transportation companies that operate their own aircraft, cargo sales agents and brokers, surface freight forwarders and carriers, airlines, associations of shippers organized to consolidate their members’ shipments to obtain lower freight rates, and internet-based freight exchanges.

Generally, we believe that companies in this overall industry must be able to provide their clients with integrated supply chain solutions. Among the factors we believe are impacting the logistics industry are the outsourcing of supply chain activities, increased global trade and sourcing, increased demand for time definite delivery of goods, and the need for advanced information technology systems that facilitate real-time access to shipment data, client reporting and transaction analysis. Furthermore, as supply chain management becomes more complicated, we believe companies are increasingly seeking full service solutions from a single or limited number of partners that are familiar with their requirements, processes and procedures and that can provide services globally. Our ability to compete within the industry is primarily based on service, efficiency and freight rates, with advantages resulting from, among other things, our niche focus, a global network of transportation providers and our expertise in outsourced transportation and logistics services.

Although the non-asset based nature of our business makes capital barriers to entry minimal, we believe other barriers to entry are high, primarily due to (i) the relatively small size of the specialized print media transportation management and logistics services industry and the inability of the major printers, logistics and supply chain management providers to provide the cost efficiencies and service levels necessary to operate in this specialized space; (ii) the importance of customer relationships; and (iii) with respect to smaller printers and transportation and logistics firms, the large level of critical mass necessary to operate profitably. Prospective competitors not only have to possess the required warehouse facilities staffed with experienced personnel, operated with highly tailored information systems and located strategically accessible to printing facilities, but would also need to overcome our unique position and entrenchment in the single copy distribution channel, our long standing customer relations, and knowledge of single copy newsstand circulation and distribution and our ability to be a sole-source provider of transportation and logistics services. To compete effectively, a potential competitor must also form freight pools of publications that profitably deliver product to single copy distributors, satisfying the time requirements of the underlying publications.

Technology and Information Systems

Our technology allows us to provide our customers with the tracking and tracing of shipments throughout the transportation process, and, depending on customer requirements, may include complete shipment history, estimated charges and electronic bill presentment. We maintain different informational websites that can only be accessed by approved customers and depending on the specific design and customer requirements can provide them with tracking and tracing information of shipments, ship dates, arrival dates, manifests, packing lists, and proof of deliveries. In addition, certain customers are able to electronically transmit their transportation requirements to us from their own networks and systems. We continue to evaluate potential enhancements to our systems to permit our customers to obtain this information timely, as well as increase the use of electronic interchange between us and our customers, which in many instances will require both the cooperation and enhancement of our customer’s system capabilities. We plan to continue investing management and financial resources to maintain and upgrade our information systems in an effort to increase the volume of freight we can handle in our network, improve the visibility of shipment information and reduce our operating costs. The ability to provide accurate and timely information on the status of shipments is increasingly important.

We also use technology to improve terminal operations. Recently, we increased the use of hand-held RF scanners in the terminals to improve the efficiency of handling incoming and outgoing freight and freight moving within the terminals, as well as the accuracy of the associated information regarding the freight.

Equipment

Our service offerings require the use of various types of equipment. Our transportation service capacity is augmented by our network of third-party carriers, which permit less direct investment and greater operational flexibility.

Employees

As of December 31, 2007, we had 333 employees, with 10 executives, seven employees in IT Systems, five employees in accounting/finance, five employees in sales, three employees in human resources, 15 employees in operations management, 47 employees in operations, 52 employees in clerical, 128 warehouse hourly employees, and 61 drivers. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe that employee relations are good.

Insurance

We maintain insurance coverage for general and fleet liability, property (including property of others), ocean and surface cargo liability, employment practices, employee health and workers compensation. In addition, our vendors are required to provide evidence of fleet liability, cargo liability, workers compensation, and in some cases flood, insurance coverage in amount we deem sufficient. All claims are administered by third party administrators, with the exception of overage, shortage, and damage claims that are made that are below our deductible limits. We are not self insured other than with respect to customary deductible liabilities under our various policies. We believe that the types of coverage, deductibles, reserves and limits on liability that are currently in place are adequate.

Other than with respect to health and workers compensation insurance, we have reserved no material claim amounts in our financial statements and we have experienced no material uninsured claims during the periods covered by our financial statements. Our exposure to liability associated with accidents incurred by other third party capacity providers who transport freight on behalf of us is reduced by various factors including the extent to which they maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo or workers’ compensation claims or the unfavorable development of existing claims could be expected to materially adversely affect our results of operations.

Discontinued Operations

Founded in 2001, Clark Worldwide Ltd., UK (CWT UK) was Clark’s UK-based print media distributor providing distribution services of newsstand magazines for UK-based printers and distributors. As a result of the failure to achieve freight volumes necessary to generate desired profitability levels in May 2007, Clark committed to a plan to discontinue its CWT UK operations. In June 2007, Clark entered into an agreement with Woodland International Transport Co. Ltd. to absorb Clark’s CWT UK operation into their facility near London’s Heathrow Airport. This move was completed in August 2007. These operations included all of Clark’s receiving, warehouse assembly and forwarding operations in the UK. In connection with this disposition, Clark transitioned its major customer account relations to Woodland. Woodland has hired many of Clark’s former employees and, during a transition period, they may use Clark’s IT platform, website, and accounting/administrative services. Our international segment that is based in the United States will continue to handle the clearing and distribution of U.S.-bound freight that originates in the UK substantially as performed currently.

Legal Proceedings

We are subject to legal proceedings that arise in the ordinary course of our business and maintain liability insurance against certain risks arising out of the normal course of our business. We have no pending legal proceedings, including environmental litigation, other than ordinary routine litigation incidental to our business and which are subject to insurance coverage. In the opinion of management, the aggregate liability, if any, with respect to these actions will not materially adversely affect our financial position, results of operations or cash flows.

Government Regulation

We, along with the third-party carriers that handle the physical transportation of its customers’ shipments, are subject to a variety of federal and state safety and environmental regulations. Historically, compliance with the regulations governing licensees in the areas in which we operate has not had a materially adverse effect on our operations or financial condition.

Our operations, as well as those of many of the third party transportation and other service providers used by us, are subject to federal, state and local laws and regulations in the Unites States pertaining to their business, including those primarily related to safety and promulgated or administered by the DOT, TSA and OSHA.

We are subject to licensing and regulation as a transportation broker and freight forwarder and re-licensed by the DOT to arrange for the transportation of property by motor vehicle. The DOT prescribes qualifications for acting in this capacity. We are subject to DOT regulations related to vehicular operating safety which regulate, among other things, driver’s hours of service and require us to maintain driver’s logs, driver’s information files and vehicle inspections reports, conduct scheduled preventative vehicle maintenance, perform random driver drug and alcohol tests, record and report motor vehicle accidents, and maintain current vehicle registrations. Under certain circumstances, we provide motor carrier transportation services that require registration with the DOT and compliance with certain economic regulations administered by the DOT, including a requirement to maintain insurance coverage in minimum prescribed amounts.

We are also subject to regulation by the Federal Maritime Commission as an ocean freight forwarder for which we maintain a separate bond and license. Clark Worldwide Transportation is registered with the TSA as an Indirect Air Carrier (IAC) and is subject to regulation by the DOT, Federal Aviation Administration and by the TSA. We operate within and according to such regulations which are intended to insure that the cargo presented to airlines for carriage is safe. Among other things, we are required to comply with security requirements, maintain the confidentiality of certain security information and procedures and designate and use a security coordinator.

We are also subject to a variety of federal and state safety and environmental regulations, including certain OSHA regulations. We are subject to various OSHA regulations that primarily deal with maintaining a safe work-place environment. OSHA regulations require us, among other things, to maintain documentation of work related injuries, illnesses and fatalities and files for recordable events, complete workers compensation loss reports and review the status of outstanding worker compensation claims, and complete certain annual filings and postings.

Although Congress enacted legislation in 1994 that substantially preempts the authority of states to exercise economic regulation of motor carriers and brokers of freight, some shipments for which we arrange transportation may be subject to licensing, registration or permit requirements in certain states. We generally rely on the carrier transporting the shipment to ensure compliance with these types of requirements.

ITEM 1A.    RISK FACTORS

In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

Risks associated with our business

We will be subject to DOT, TSA, OSHA and other pertinent regulations and laws in the United States that could cause us to incur significant compliance expenditures and liability for noncompliance.

Our operations are subject to federal, state and local laws and regulations in the Unites States pertaining to our business, including those primarily related to safety and promulgated or administered by the Department of Transportation (‘‘DOT’’), the Transportation Security Administration (‘‘TSA’’) and the Occupational, Safety and Health Administration (‘‘OSHA’’). Specifically, we are subject to DOT regulations related to vehicular operating safety which regulate, among other things, driver’s hours of service and require us to maintain driver’s logs, driver’s information files and vehicle inspections reports, conduct scheduled preventative vehicle maintenance, perform random driver drug and alcohol tests, record and report motor vehicle accidents, and maintain current vehicle registrations. In addition, our subsidiary, Clark Worldwide Transportation, Inc., is registered with the TSA as an Indirect Air Carrier (IAC) and operates within and according to its regulations which are intended to insure that the cargo presented to airlines for carriage is safe. Among other things, we are required to comply with security requirements, maintain the confidentiality of certain security information and procedures and designate and use a security coordinator. We are also subject to various OSHA regulations that primarily deal with maintaining a safe work-place environment. OSHA regulations require us, among other things, to maintain documentation of work related injuries, illnesses and fatalities and files for recordable events, complete workers compensation loss reports and review the status of outstanding worker compensation claims, and complete certain annual filings and postings. We may be involved from time to time in administrative and judicial proceedings and investigation with these United States governmental agencies, including inspections and audits by the applicable agencies related to our compliance with these rules and regulations.

To date, our compliance with these and other applicable regulations has not had a material effect on its results of operations or financial condition. Our failure, however, to comply with these and other applicable requirements in the future could result in fines and penalties to us and require us to undertake certain remedial actions or be subject to a suspension of our business, which, if significant, could materially adversely effect our business or results of operations. Moreover, our mere involvement in any audits and investigations or other proceedings could result in substantial financial cost to us and divert our management’s attention. Likewise, the failure by our third party service providers to comply with applicable regulations which results in increased costs of the services they provide to us or results in a disruption to their business and ability to provide services to us could have a materially adverse effect on us. Additionally, future events, such as changes in existing laws and regulations, new laws or regulations or the discovery of conditions not currently known to us, may give rise to additional compliance or remedial costs that could be material.

We will depend on key personnel and we may not be able to operate and grow our business effectively if we lose the services of any of our key personnel or are unable to attract qualified personnel in the future.

We will be dependent upon the efforts of our key personnel and our ability to retain them and hire other qualified employees. In particular, we will be dependent upon the management and leadership of Timothy Teagan, who is our chief executive officer and president, Stephen Spritzer, who is our chief financial officer, and John Barry, who is chief operating officer of Clark Worldwide Transportation, Inc. The loss of any of them or other key personnel could affect our ability to run our business effectively.

Competition for senior management personnel is intense and we may not be able to retain our personnel even though we have entered into employment agreements with certain of them. The loss of any key personnel requires the remaining key personnel to divert immediate and substantial attention to seeking a replacement. An inability to find a suitable replacement for any departing executive officer on a timely basis could adversely affect our ability to operate and grow our business.

Management and execution of key operations related to supply chain solutions will also require skilled and experienced employees. A shortage of such employees, or our inability to retain such employees, could have an adverse impact on our productivity and costs, our ability to expand, develop and distribute new products and our entry into new markets. The cost of retaining or hiring such employees could exceed our expectations.

In addition, the trucking industry periodically experiences difficulty in attracting and retaining qualified drivers, including independent contractors, and the shortage of qualified drivers and independent contractors has proven to be severe in the past few years. If we are unable to continue attracting an adequate number of drivers or contract with enough independent contractors, we could be required to significantly increase our driver compensation package or let trucks sit idle, which could adversely affect our growth and profitability.

Demand for our services may decrease during an economic recession.

The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of our customers, fuel shortages, price increases by carriers, interest rate fluctuations, and other economic factors beyond our control. Carriers can be expected to charge higher prices to cover higher operating expenses, and our gross profits and income from operations may decrease if we are unable to pass through to our customers the full amount of higher transportation costs. Furthermore, many of our customers’ business models are dependent on expenditures by advertisers. These expenditures tend to be cyclical, reflecting general economic conditions, as well as budgeting and buying patterns. If economic recession or a downturn in our customers’ business cycles causes a reduction in the volume of freight shipped by those customers, particularly to the single copy distribution channel, our operating results could also be adversely affected.

We will depend upon others to provide equipment and services.

We do not own or control the vast majority of transportation assets that deliver our customers freight and we do not employ the people directly involved in delivering the freight. We control a limited number of trucks for dedicated customer and company service, but for the majority of our transportation needs we do not employ the people directly involved in delivering the freight. We are dependent on independent third parties to provide most truck and all rail, ocean and air services and to report certain events to us including delivery information and freight claims. This reliance could cause delays in reporting certain events, including recognizing revenue, expenses, and claims. If we are unable to secure sufficient equipment or other transportation services to meet our commitments to our customers, our operating results could be materially and adversely affected, and our customers could switch to our competitors temporarily or permanently. Many of these risks are beyond our control including:

•	equipment shortages in the transportation industry, particularly among truckload carriers,

•	interruptions in service or stoppages in transportation as a result of labor disputes,

•	changes in regulations impacting transportation, and

•	unanticipated changes in transportation rates.

Our business and results of operations could also be adversely affected by work stoppages and other disruptive organized labor activities by those third party truck, rail, ocean and air equipment and service providers that are unionized. While we do not have definitive information as to the extent the carriers servicing its domestic operations are unionized, we believe that only a small minority of the domestic carriers we use are unionized. While we also do not have definitive information as to the extent the carriers servicing our international operations are unionized, and while we are unaware of any specific business relationships with unionized carriers, we expect that certain of these international carriers are also unionized. These unionized carriers internationally would be predominately carriers that transport our products in international markets between its facilities, airports and piers. It is also generally known that stevedores, who may handle some of our ocean cargo shipments, are often unionized. Furthermore, there are significant numbers of unionized personnel working at air carriers which handle a portion of our international business. These include, but are not limited to, airline pilots, ground handlers and flight attendants.

To date, we have not been materially adversely affected by the activities of organized labor domestically or internationally with respect to any third party service providers. The risk exists, however, that we could lose business in the event of any significant work stoppage or slowdown with one or more of our domestic or international carriers and that such a loss could materially adversely affect our results of operation and financial condition. Rates for both domestic and international transportation services are negotiated with individual carriers only and not with union representatives.

Our non asset-based transportation management, North American and international freight forwarding and trucking businesses are subject to a number of factors that are largely beyond our control, any of which could have a material adverse effect on our results of operations.

These businesses could be materially adversely affected by numerous risks beyond our control including:

•	potential liability to third parties and clients as a result of accidents involving our employees, independent contractors or third party carriers,

•	increased insurance premiums, the unavailability of adequate insurance coverage, or the solvency of our current insurance providers,

•	recruitment and retention of agents and affiliates,

•	adverse weather and natural disasters,

•	changes in fuel taxes,

•	the ability to effectively pass through fuel cost increases to our clients through commonly accepted fuel surcharges,

•	potentially adverse effects from federal standards for new engine emissions, and

•	a carrier’s failure to deliver freight pursuant to client requirements.

If any of these risks or others occur, then our business and results of operations would be adversely impacted.

We face intense competition in the freight forwarding, logistics, domestic ground transportation and supply chain management industry.

In addition to competition from ‘‘in-house’’ distribution arms of large major printers, we face competition from participants in the freight forwarding, logistics, domestic ground transportation and supply chain management industry. We believe this industry is intensely competitive and expect it to remain so for the foreseeable future. We face competition from a number of companies, including many that have significantly greater financial, technical and marketing resources. There are a large number of companies competing in one or more segments of the industry. We could also encounter competition from regional and local third-party logistics providers, freight forwarders and integrated transportation companies. Depending on the location of the client and the scope of services requested, we might compete against truck brokerage niche players, smaller printers, trucking companies, and larger competitors. In addition, in some instances clients increasingly are turning to competitive bidding situations involving bids from a number of competitors, including competitors that are larger than us. We also faces competition from air and ocean carriers, consulting firms and contract manufacturers, many of which are beginning to expand the scope of their operations to include supply chain related services. Increased competition could result in reduced revenues, reduced margins or loss of market share, any of which could damage our results of operations and the long-term or short-term prospects of our business.

Our industry is consolidating and if we cannot gain sufficient market presence in our industry, we may not be able to compete successfully against larger, global companies in our industry.

There currently is a marked trend within our industry toward consolidation of niche players into larger companies which are attempting to increase their global operations through the acquisition of freight forwarders and contract logistics providers. If we cannot maintain sufficient market presence in our industry through internal expansion and additional acquisitions, we may not be able to compete successfully against larger, global companies in our industry.

If we fail to develop and integrate information technology systems or we fail to upgrade or replace our information technology systems to handle increased volumes and levels of complexity, meet the demands of our clients and protect against disruptions of our operations, we may lose inventory items, orders or clients, which could seriously harm our business.

Our continued success is dependent on our systems continuing to operate and to meet the changing needs of our customers. Increasingly, we compete for clients based upon the flexibility, sophistication and security of the information technology systems supporting our services. The failure of the hardware or software that supports our information technology systems, the loss of data contained in the systems, or the inability to access or interact with our web site or connect electronically, could significantly disrupt our operations, prevent clients from placing orders, or cause us to lose inventory items, orders or clients. If our information technology systems are unable to handle additional volume for our operations as our business and scope of services grow, our service levels, operating efficiency and future transaction volumes will decline. In addition, we expect clients to continue to demand more sophisticated, fully integrated information technology systems from their supply chain services providers.

We have internally developed the majority of our operating systems. We are reliant on our technology staff to successfully implement changes to our operating systems in an efficient manner. If we fail to hire qualified persons to implement, maintain and protect our information technology systems or we fail to upgrade or replace our information technology systems to handle increased volumes and levels of complexity, meet the demands of our clients and protect against disruptions of our operations, we may lose inventory items, orders or clients, which could seriously harm our business.

Our information technology systems are subject to risks which we cannot control.

Our information technology systems are dependent upon global communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure which have experienced significant system failures and electrical outages in the past. Our systems are susceptible to outages due to fire, floods, power loss, telecommunications failures and similar events. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, unauthorized access with malicious intent and similar intrusions. The occurrence of any of these events could disrupt or damage our information technology systems and inhibit our internal operations, our ability to provide services to our clients or the ability of our clients to access our information technology systems, or result in the loss or theft of mission-critical information.

Our business could be adversely affected by heightened security measures, actual or threatened terrorist attacks, efforts to combat terrorism, military action against a foreign state or other similar event.

We cannot predict the effects on our business of heightened security measures, actual or threatened terrorist attacks, efforts to combat terrorism, military action against a foreign state or other similar events. It is possible that one or more of these events could be directed at U.S. or foreign ports, borders, railroads or highways. Heightened security measures or other events are likely to slow the movement of freight through U.S. or foreign ports, across borders or on U.S. or foreign railroads or highways and could adversely affect our business and results of operations.

Any of these events could also negatively affect the economy and consumer confidence, which could cause a downturn in the transportation industry. In addition, advertising expenditures by companies in certain sectors of the economy, including the automotive, financial and pharmaceutical industries, represent a significant portion of our customers’ advertising revenues. If any of these events cause a significant reduction in the advertising spending in these sectors, it could adversely affect our customers’ advertising revenues and, by extension, our revenues.

Our customers face significant competition for advertising and circulation.

Our customers face significant competition from several direct competitors and other media, including the Internet. Our customers’ magazine operations compete for circulation and audience with numerous other magazine publishers and other media.

Our customers could face increased costs and business disruption resulting from instability in the newsstand distribution channel.

Our customers operate a national distribution business that relies on wholesalers to distribute magazines published by customer publishers and other publishers to newsstands and other retail outlets. Due to industry consolidation, four wholesalers represent more than 80% of the wholesale magazine distribution business. There is a possibility of further consolidation among these wholesalers and/or insolvency of one or more of these wholesalers. Should such further consolidation occur, the number of locations to which we transport product could be reduced. Fewer destination points could reduce the need for our services or adversely affect our pricing to our customers. While insolvency of a wholesaler would not be expected to adversely affect our cash flow since we generally do not invoice wholesalers, such insolvency would, however, adversely affect our customer publishers’ cash flows and could impede the flow of product through the wholesale distribution channel. A disruption in the wholesale channel due to wholesaler insolvency or any other reason could adversely affect our customers’ ability to distribute magazines to the retail market place and adversely affect our business and results of operation.

Risks associated with our organization and structure

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

The warrant agreement governing our warrants permits us to redeem the warrants and it is possible that we could redeem the warrants at a time that is disadvantageous to our warrant holders or at a time when a prospectus has not been current, resulting in the warrant holder receiving less than fair value of the warrant or the underlying common stock.

Under the warrant agreement governing our outstanding warrants, we have the right to redeem outstanding warrants, at any time prior to their expiration, at the price of $0.01 per warrant, provided that the last sales price of our common stock has been at least $11.50 per share on each of the 20 trading days within any 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. The warrant agreement does not require, as a condition to giving notice of redemption, that we have in effect – during either the redemption measurement period or at the date of notice of redemption – a current prospectus relating to the common stock issuable upon exercise of our warrants. Thus, it is possible that we could issue a notice of redemption of the warrants following a time when holders of our warrants have been unable to exercise their warrants and thereafter immediately resell the underlying common stock under a current prospectus. Under such circumstances, rather than face redemption at a nominal price per warrant, warrant holders could be forced to sell the warrants or the underlying common stock for less than fair value.

Furthermore, redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants. We expect most purchasers of our warrants will hold their securities through one or more intermediaries and consequently you are unlikely to receive notice directly from us that the warrants are being redeemed. If you fail to receive notice of redemption from a third party and your warrants are redeemed for nominal value, you will not have recourse to the Company.

The American Stock Exchange may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the American Stock Exchange (‘‘Amex’’). On February 15, 2008, the Company received notice from the Amex indicating that it no longer complies with Amex’s listing standards due to the requirement of a minimum of 400 public shareholders, as set forth in Section 102(a) of the Company Guide, and that its securities are, therefore, subject to possible delisting from Amex. The Company has appealed this determination and has requested a hearing before a committee of Amex. Although the Company believes it will be able to satisfy Amex’s criteria and remain listed, there can be no assurance that the Company’s request for continued listing will be granted.

If Amex delists our securities from trading on its exchange, we could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;

•	a determination that our common stock is a ‘‘penny stock’’ which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

Risk Associated with the Acquisition of The Clark Group and Follow-on Acquisitions

Certain of our key personnel who joined us as a result of the acquisition of The Clark Group may be unfamiliar with the requirements of operating a public company, which may adversely affect our operations, including significantly reducing our revenues and net income, if any.

Upon completion of the acquisition, our Chairman, James Martell, and our former President, and Chief Executive Officer, Gregory E. Burns, resigned as officers but remain members of our board of directors. Timothy Teagan became our President and Chief Executive Officer and Stephen Spritzer became our Chief Financial Officer. The members of the management of Clark who remain with us do not have significant experience and are unfamiliar with the requirements of operating a public company under the U.S. securities laws, which could cause us to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect our operations, including significantly reducing our revenues and net income, if any.

Our stockholders are dependent on a single business.

As a result of the acquisition, our stockholders are dependent upon the performance of Clark and its business and other acquired businesses. Clark will remain subject to a number of risks, including those that relate generally to the federal services industry. See ‘‘Risk Related to Our Business and Operations.’’

The requirements of being a public company may strain our resources, including personnel, and cause us to incur additional expenses.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). These requirements may place a strain on our people, systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition and maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight is required. This resource allocation may divert management’s attention from other business concerns. Our costs have increased as a result of having to comply with the Exchange Act, and the American Stock Exchange listing requirements.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test our internal controls over financial reporting for fiscal 2007 and beyond and required an independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Our assessment, and that of our accounting firm, is that our internal control over financial reporting need improvement. Failure to remedy these deficiencies could affect our future operations and our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal control over financial reporting in accordance with an established internal control framework and to report on our conclusion as to the effectiveness of our internal control. It also required an independent registered public accounting firm to test our internal control over financial reporting and report on the effectiveness of such control as of fiscal year ended December 31, 2007. Our independent registered public accounting firm was also required to express an opinion of our assessment.

Through December 31, 2007 and into February 2008 we had no operations and no employees. Our activities from inception in late 2005 through 2007 were focused on completing our initial public offering, identifying acquisition candidates and then completing the acquisition of Clark. Most of the proceeds of our initial public offering were deposited and held in trust until the completion of the acquisition of Clark. As a result of these factors, we had neither the resources, nor the personnel, to have in place adequate internal control. The material weaknesses in our internal control over financial reporting relate primarily to our inability to segregate duties and the lack of resources.

With the completion of the acquisition of Clark in February 2008 we have additional personnel, access to financial and internal control systems, and actual operations. We plan to address the internal control deficiencies summarized above in this context beginning in the first quarter of 2008, with the goal of eliminating such deficiencies by the end of 2008. In addition, the acquisition of Clark will require the development of more robust disclosure controls and procedures, which we also expect to develop during 2008.

We cannot be certain that any remedial measures we take will ensure that we implement and maintain adequate internal controls over our financial processes and reporting in the future. Any failure to implement required new and improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent auditors are unable to provide us with an unqualified report regarding the effectiveness of our internal control over financial reporting as of December 31, 2008 and in future periods, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. Failure to comply with Section 404 could potentially subject us to sanctions or investigations by the SEC, AMEX or other regulatory authorities.

A default under our debt could lead to a bankruptcy or other financial restructuring that would significantly adversely affect the value of our stock.

Simultaneously with the Acquisition, we entered into the Credit Agreement, providing for a financing commit of up to $30,000,000 for a senior secured credit facility from LaSalle. In the event of a default under our financing arrangements, the lenders could, among other things, (i) declare all amounts borrowed to be due and payable, together with accrued and unpaid interest, (ii) terminate their commitments to make further loans, and (iii) proceed against the collateral securing the obligations owed to them. Our senior debt is secured by substantially all of our assets. Defaults under additional indebtedness we incur in the future could have these and other effects. Any such default could have a significant adverse effect on the value of our stock.

A default under our debt could lead to the bankruptcy, insolvency, financial restructuring or liquidation. In any such event, our stockholders would be entitled to share ratably in our assets available for distribution only after the payment in full to the holders of all of our debt and other liabilities. There can be no assurance that, in any such bankruptcy, insolvency, financial restructuring or liquidation, stockholders would receive any distribution whatsoever.

Voting control by our executive officers and directors may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our officers and directors collectively own 17.3% of our voting stock. Accordingly, they will be able to control the election of directors and, therefore, our policies and direction. This concentration of ownership and voting agreement could have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTY

Prior to the Acquisition, we maintained our executive offices at 330 Madison Avenue, 6th Floor, New York, New York pursuant to an agreement with Blue Line Advisors, Inc. (‘‘Blue Line’’), an affiliate of Gregory E. Burns, our president, chief executive officer and a member of our board of directors. We paid Blue Line a monthly fee of $7,500 for general and administrative services including office space, utilities and secretarial support. We believed, based on rents and fees for similar services in the New York City metropolitan area, that the fee charged by Blue Line was at least as favorable as we could have obtained from an unaffiliated person.

Since the Acquisition, our corporate headquarters are located at 121 New York Avenue, Trenton, New Jersey. This facility is the only facility that we own. The following is a list of the facilities in which we operate:

Location	Operation	Approximate Square Footage	Lease Expiration
Owned Facilities
Trenton, NJ	Headquarters	11,200	Owned
Leased Facilities
Amarillo, TX	HDS Distribution Center	33,200	March 31, 2013
Carrollton, TX	HDS Distribution Center	28,770	December 31, 2009
Kansas City, MO	HDS Distribution Center	60,100	December 31, 2009
LaVergne, TN	CDS Distribution Center	94,760	March 31, 2012
Laflin, PA	CDS Distribution Center	63,360	June 30, 2009
Laredo, TX	CWT Distribution Center	12,425	November 30, 2011
Mechanicsburg, PA	CDS Administration	6,517	March 31, 2013
Wayne, NJ	CWT Distribution Center	54,000	March 15, 2013
Wilmington, CA	CWT Distribution Center	9,610	March 31, 2009
Woodridge, IL	CDS Distribution Center	67,600	October 31, 2008
York, PA	HDS Distribution Center	37,000	June 30, 2008

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2007.

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

	American Stock Exchange
	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
2008 First Quarter (through March 3, 2008)	$7.98	$4.87	$0.60	$0.15	$8.25	$5.10
2007 First Quarter	$7.85	$7.57	$0.83	$0.57	$8.63	$8.12
2007 Second Quarter	$7.90	$7.70	$1.26	$0.66	$9.05	$8.40
2007 Third Quarter	$7.88	$7.72	$1.37	$0.69	$8.20	$8.21
2007 Fourth Quarter	$7.97	$7.65	$0.88	$0.26	$8.80	$8.20
2006 First Quarter(1)					$8.75	$8.12
2006 Second Quarter(2)	$7.60	$7.35	$1.21	$0.70	$8.75	$8.01
2006 Third Quarter	$7.54	$7.35	$0.77	$0.52	$8.19	$7.88
2006 Fourth Quarter	$7.64	$7.40	$0.69	$0.41	$8.27	$7.70

(1)	The figures for the first quarter of 2006 are for the period February 16, 2006, the date on which our units first commenced trading on the American Stock Exchange.
(2)	Our common stock and warrants commenced trading on the American Stock Exchange on April 21, 2006.

Holders

As of March 3, 2008, there was one (1) holder of record of our units, thirty-one (31) holders of record of our common stock and nine (9) holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, our credit facility with LaSalle Bank, and our general financial condition. The payment of any dividends will be within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Performance Graph

The graph below compares the cumulative total return of our common stock from January 1, 2007 through December 31, 2007 with the cumulative total return of companies comprising the Amex Composite Index (formerly the Amex Market Value Index) and a peer group selected by us. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the Amex Composite Index and the peer group selected by us over the indicated time periods, and assuming reinvestment of all dividends, if any, paid on our the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Our peer group is comprised of companies that were blank check companies that have completed business combinations or announced business combinations and consists of the following companies: Oracle Healthcare Acquisition Corp., Harbor Acquisition Corp., Affinity Media International Corp., Fortissimo Acquisition Corp.

Recent Sales of Unregistered Securities and Use of Proceeds

In September 2005, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

Stockholders	Number of Shares
James J. Martell	787,500
Gregory E. Burns, CFA	787,500
Mitchel Friedman	343,750
Donald G. McInnes	62,500
Edward W. Cook	62,500
Maurice Levy	50,000
John Burns, Jr.	31,250
Charles Royce	375,000

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals or entities. The shares issued to the individuals above were sold at a purchase price of approximately $0.0004 per share. In January 2006, Mr. Friedman gifted 62,500 of the shares of common stock he received in the above referenced issuance to Mr. Martell. In March 2007, Messrs. Martell and Burns gifted 75,000 of the shares of our common stock they received in the above-referenced issuance to Sandy Smith, an associate of Mr. Martell’s who has provided due diligence assistance to us on numerous occasions.

In February 2006, in connection with the closing of our offering, we sold the following warrants, each to purchase one share of common stock at a price of $6.00 per share, without registration under the Securities Act of 1933, as amended:

Name	Number of Warrants
James Martell	431,818
Gregory Burns, CFA	386,364
Mitchel Friedman	90,909
Donald McInnes	59,091
Edward Cook	90,909
Maurice Levy	27,273
John Burns, Jr.	181,818
Charles Royce	1,004,545

Such warrants were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals or entities. Such warrants were sold at a purchase price of $1.10 per warrant, for an aggregate of $2,500,000, and are non-redeemable so long as the founders hold such warrants. Such warrants and the underlying common stock are entitled to registration rights. With those exceptions, the initial stockholder warrants have terms and conditions that are identical to those of the warrants that were sold as part of the units in our initial public offering. The warrants, which are currently exercisable, expire on February 15, 2011.

Initial Public Offering

February 21, 2006, we closed our initial public offering of 10,000,000 units with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $6.00 per share. On March 1, 2006, we consummated the closing of an additional 1,000,000 units which were subject to the over-allotment option. The units from the initial public offering (including the over-allotment option) were sold at an offering price of $8.00 per unit, generating total gross proceeds of $88,000,000. BB&T Capital Markets acted as lead manager for the initial public offering and EarlyBirdCapital, Inc. and Brean Murray, Carret & Co. acted as co-managers for the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-128591). The SEC declared the registration statement effective on February 21, 2006.

We paid a total of $6,160,000 in underwriting discounts and commissions and $843,000 for other costs and expenses related to the offering and the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $80,997,000, of which $79,340,000 was deposited into the trust account and the remaining proceeds of $1,657,000 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. As of December 31, 2007, the net proceeds deposited into the trust fund remained on deposit in the trust fund and had earned $7,236,572 in interest.

Upon the closing of the Acquisition, the Company had approximately $88,700,000 in funds in the trust account as well as $80,787 in cash. The Company paid approximately $73,200,000 to the sellers of

Clark, including $495,067 working capital adjustment and $154,102 in expense reimbursement. The Company also paid approximately $2,100,000 in deferred underwriter commissions and $1,300,000 in transaction related expenses leaving the company with approximately $12,200,000 to pay shareholders who elected to convert their shares into a pro rata portion of the funds held in the trust account, as well as for working capital.

ITEM 6.    SELECTED FINANCIAL DATA

The following is a summary of selected financial data of the Company for the period from January 1, 2007 to December 31, 2007, which should be read in conjunction with the audited financial statements of the Company and the notes thereto:

SELECTED FINANCIAL DATA

Income statement data

	September 1, 2005			September 1, 2005
	(Date of Inception) through December 31, 2005	January 1, 2006 through December 31, 2006	January 1, 2007 through December 31, 2007	(Date of Inception) through December 31, 2007
Loss from operations	$(1,000)	$(931,313)	$(1,205,946)	$(2,138,259)
Interest income (net of interest paid)		$3,440,580	$3,823,790	$7,264,370
Income before provision for income taxes	$(1,000)	$2,509,267	$2,617,844	$5,126,111
Provision for income taxes		$1,136,498	$1,186,319	$2,322,817
Net income	$(1,000)	$1,372,769	$1,431,525	$2,803,294
Maximum number of shares subject to possible conversion:
Weighted Average number of shares		1,888,218	2,199,999
Income per share amount (basic and diluted)		$0.20	$0.19
Weighted Average number of shares outstanding not subject to possible conversion:
Basic	2,500,000	10,052,878	11,300,001
Diluted	2,500,000	12,261,638	14,310,310
Net Income (Loss) per share amount:
Basic	$(0.00)	$0.10	$0.09
Diluted	$(0.00)	$0.08	$0.07

Balance sheet data

	December 31, 2006	December 31, 2007
Cash	$967,672	$132,696
Investments held in trust	$86,342,513	$88,423,218
Other Assets	$484,189	$1,814,697
Total Assets	$87,794,374	$90,370,611
Total liabilities, including 2,199,999 of common stock subject to possible conversion	$20,190,256	$21,181,044
Total stockholders’ equity	$67,604,118	$69,189,567
Total Liabilities and Stockholders’ equity	$87,794,374	$90,370,611

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The information contained in this section should be read in conjunction with our financial statements and related notes and schedules thereto appearing elsewhere in this Annual Report. This Annual Report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as ‘‘anticipates’’, ‘‘expects’’, ‘‘intends’’, ‘‘plans’’, ‘‘believes’’, ‘‘seeks’’, and ‘‘estimates’’ and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation, the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and Exchange Commission, including our Form 10-Ks, Form 10-Qs and Form 8-Ks.

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

Recent Events

On February 1 and February 8, 2008, we entered into agreements with Cherokee Investments LLC (‘‘Cherokee,’’ formerly Clark-GLAC Investment, LLC), pursuant to which Cherokee purchased 3,200,000 shares of our common stock that were issued in our initial public offering from holders of such shares who had indicated their intention to vote against the proposal to approve the Acquisition that was considered at our special meeting of stockholders intially convened on February 7, 2008 and adjourned twice until February 11, 2008. In connection with the second agreement, Messrs. James J. Martell, our Chairman of the board, Gregory E. Burns, a member of our board of directors and our Chief Executive Officer and President prior to the Acquisition, and Charles Royce, one of our founding stockholders, gave Cherokee a 30-day ‘‘put’’ option that required them to purchase 120,000 shares from Cherokee at $8.03 per share. The put option was exercised by Cherokee on February 28, 2008 and the shares purchased by Messrs. Martell, Burns and Royce on March 6, 2008.

On February 12, 2008, we purchased all of the outstanding capital stock of Clark pursuant to the Stock Purchased Agreement, dated May 18, 2007, as amended on November 1, 2007, by and among us, Clark and the stockholders of Clark. At the closing of the stock purchase, the former stockholders of Clark were paid $72,527,472.53, less $8,300,000 of the purchase price that was placed in escrow, and were issued 320,276 shares of our common stock, valued at $7.72 per share for a total purchase price of $75,000,000.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and schedules thereto.

Results of Operations

Through December 31, 2007, our efforts had been limited to organizational activities, activities relating to the Offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have not generated any revenues, other than interest income earned on the proceeds of the Offering. As of December 31, 2007, $88,423,218 was held in the trust account (including $2,640,000 of deferred underwriting discounts and commissions) and we had approximately $0 of the initial public offering proceeds not held in trust remaining and available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

For the twelve months ended December 31, 2007, we earned $3,823,790 in interest income. All of our funds in the trust account were invested in one or more money market funds which invest principally in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized rating agency at the time of acquisition. The trust account had a dollar-weighted average portfolio maturity of 90 days or less.

Through the Closing, we paid Blue Line Advisors, Inc., a private company wholly-owned and controlled by our chief executive officer and president, Gregory Burns, approximately $7,500 per month for office space and administrative support services.

Liquidity and Capital Resources

On February 21, 2006, we closed our initial public offering of 10,000,000 units. On March 1, 2006, we consummated the closing of an additional 1,000,000 units which were subject to the over-allotment option. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $80,997,000, of which $79,340,000 was deposited into the trust account and the remaining proceeds of $1,657,000 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. As of December 31, 2007, the net proceeds deposited into the trust fund remain on deposit in the trust fund and had earned $7,236,572 in interest.

For the twelve months ended December 31, 2007, we disbursed an aggregate of approximately $1,185,000, including the remainder of the proceeds of our initial public offering not held in trust for the following purposes:

•	$132,000 for Delaware franchise taxes;

•	$31,000 for premiums associated with our directors and officers liability insurance;

•	$266,000 of expenses for due diligence and investigation of prospective target businesses;

•	$128,000 of expenses in legal, accounting and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses;

•	$90,000 to Blue Line Advisors, Inc. for office space and administrative support under terms of an administrative support agreement; and

•	$538,000 of expenses in due diligence, accounting, legal, and other costs relating to the Clark acquisition.

Recent Events in Liquidity and Capital Resources

Upon the closing of the Acquisition, the Company had approximately $88,700,000 in funds released from the trust account, as well as $80,787 in cash. After payments for the purchase price of Clark, deferred underwriter commissions and transaction related expenses, the Company had approximately $12,200,000 remaining.

In connection with the Acquisition, stockholders owning 1,802,983 of our then-outstanding shares of common stock voted against the Acquisition and exercised their right to convert their shares into a pro-rata portion of the trust account. The per-share conversion price is equal to the amount in the trust account (inclusive of any interest thereon) as of February 8, 2008, two business days prior to the Acquisition, divided by the number of shares of common stock sold in the public offering, or approximately $8.06 per share. In order to receive payment, stockholders must surrender their Conversion Shares. As of March 27, 2008, 1,744,911 of the Conversion Shares had been surrendered. Accordingly, we were required to convert such shares into $14,068,693.91 in cash and such shares were subsequently canceled.

The underwriters of our initial public offering have agreed to waive any deferred underwriting discounts and commissions with respect to any Conversion Shares that are surrendered. Assuming all the Conversion Shares are surrendered, the waived discounts and commissions would amount to $432,716.

Simultaneously with the Acquisition, we entered into a Credit Agreement by and among the Company, Clark and Clark’s direct and indirect subsidiaries, as borrowers, various financial institutions party thereto, as lenders, and LaSalle, as administrative agent. Pursuant to the Credit Agreement, we received a financing commitment of up to $30,000,000 for a senior secured credit facility from LaSalle in order to (a) pay for conversion shares, (b) provide working capital for us, Clark and Clark’s direct and indirect subsidiaries and (c) provide for future permitted acquisitions. The facility consists of up to $20,000,000 that can be drawn within 60 days of the Closing Date as a term loan sublimit and up to $30,000,000, less any amount drawn under the term loan sublimit, as a revolving credit facility with a $3,000,000 sublimit for letters of credit. As of March 25, 2008, we have drawn $3,413,392.04 under the term loan to pay converting shareholders and no funds under the revolving credit facility.

Clark has historically generated cash flows from operations. Such cash flows, coupled with the Credit Agreement, will be sufficient, in the opinion of management, to meet our operating needs through at least January 1, 2009.

Critical Accounting Policies

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

(b)    The Company’s statement of operations includes a presentation of earning per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share. Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest income attributable to common shares subject to conversion ($419,076 and $370,074 for the twelve months ending December 31, 2007 and December 31, 2006, respectively) by the weighted average number of shares subject to possible conversion. Basic and diluted net income per share amount for the shares outstanding not subject to possible conversion is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to conversion by the weighted average number of shares not subject to possible conversion.

At December 31, 2007 and 2006, the Company had outstanding warrants to purchase 13,272,727 shares of common stock.

The weighted average number of shares used in the basic and diluted net income per share for shares outstanding not subject to possible conversion for the twelve months ended December 31, 2007 and 2006 are as follows:

	Year Ended
	December 31, 2007	December 31, 2006
Weighted Average number of shares outstanding as used in computation of basic income per share	11,300,001	10,052,878
Effect of diluted securities – warrants	3,010,309	2,208,760
Shares used in computation of diluted income Per share	14,310,310	12,261,638

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

Adoption of New Accounting Pronouncement:    In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact the Company’s financial position, results of operations or cash flows for the twelve months ended December 31, 2007. There were no material unrecognized tax benefits, expected changes to unrecognized tax benefits or interests and penalties as of, or for the twelve months ended December 31, 2007. Our accounting policy for recognition of interest and penalties related to income taxes is to include such items as a component of income tax expense. All tax years since our inception (September 1, 2005), as filed or yet to be filed, are open to examination by the appropriate tax authorities.

Through the closing of its business combination with Clark, the Company was a development stage special purpose acquisition company. The Company has taken a position that all start-up costs are amortizable, but deferred until after the Company completes a business combination as described in the Company’s charter. The Company believes this is a conservative position. Though the completion of the business combination with Clark, the Company’s only income was interest income from investments in the Company’s trust account, which invested principally in money market funds and short-term securities issued by and/or guaranteed by the United States government. The Company’s office and investment decisions are made in New York City. Therefore, the Company is filing New York State and New York City tax returns. There is no nexus to any state other than New York. There were no material unrecognized tax benefits, expected changes to unrecognized tax benefits or interests and penalties as of, or for the twelve months ended December 31, 2007. Our accounting policy for recognition of interest and penalties related to income taxes is to include such items as a component of income tax expense. All tax years since our inception (September 1, 2005), as filed or yet to be filed, are open to examination by the appropriate tax authorities.

New Accounting Pronouncements:    In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS No. 157’’) to eliminate the diversity in practice that exists due to the different definitions of fair value. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. SFAS No. 157 states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. As such, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP FAS 157-2-Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is evaluating the impact the adoption of SFAS No. 157 will have on the financial statements.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115’’ (‘‘SFAS No. 59’’). This standard amends SFAS No. 115, ‘‘Accounting for Certain Investment in Debt and Equity Securities’’, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact the adoption of SFAS No. 159 will have on the financial statements.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (‘‘SAB 110’’) to permit entities, under certain circumstances to continue to use the ‘‘simplified’’ method, in developing estimates of expected term of ‘‘plain-vanilla’’ share options in accordance with Statement No. 123R Share-Based Payment. SAB 110 amended SAB 107 to permit the use of the ‘‘simplified’’ method beyond December 31, 2007. The Company is evaluating the impact the adoption of SAB 100 will have on the financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (‘‘SFAS 141R’’), which replaces SFAS 141. SFAS 141R retains the fundamental requirements of SFAS 141, but revises certain principles, including the definition of a business combination, the recognition and measurement of assets acquired and liabilities assumed in a business combination, the accounting for goodwill, and financial statement disclosure. SFAS 141R will be effective for which acquisition date is on or after the beginning of the first annual reporting, beginning on or after December 15, 2008. The Company is evaluating the impact the adoption of SFAS No. 141R will have on the financial statements.

In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51’’ (‘‘SFAS160’’). SFAS 160 established new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. The Company is evaluating the impact the adopting of SFA No. 160 will have on the financial statements.

Off-Balance Sheet Arrangements

Options and warrants issued in conjunction with our IPO are equity linked derivatives and accordingly represent off-balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of Financial Accounting Standard (FAS) 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See Footnotes C and G to the financial statements for more information.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROL AND PROCEDURES

We performed an assessment, as of December 31, 2007, of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our principal executive officer and principal financial officer. Included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are forms of ‘‘Certification’’ of our principal executive officer (our chairman of the Board and Chief Executive Officer) and our principal financial officer (our Chief Financial Officer). The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual report of Form 10-K that you are currently reading is the information concerning the assessment referred to in the Section 302 certifications and required by the rules and regulations of the SEC. You should read this information in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management is required to assess the effectiveness of our internal control over financial reporting as of the end of each fiscal year and report based on that assessment whether our internal control over financial reporting was effective. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, our management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management of our Board of Directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material adverse effect on our financial statements.

Limitations on the Effectiveness of Controls

Because of the inherent limitations in all control systems, no assessment of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of change in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Thus, a control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Our control systems are designed to provide such reasonable assurance.

Assessment of Effectiveness of Disclosure Controls and Procedures and Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We determined that our internal control over financial reporting was ineffective because of the following material weaknesses as described below:

1.    Through December 31, 2007, we had no operations and no employees. Our activities from inception in late 2005 through 2007 focused on completing our initial public offering, identifying acquisition candidates and then completing the Acquisition. As a result of these factors, we had neither the resources, nor the personnel, to have in place adequate internal control. The material weaknesses in our internal control over financial reporting relates primarily to our inability to provide reasonable assurance that management review procedures were properly performed over the acounts and disclosures of financial statements and our employees lacked adequate resources with expertise in the selection and application of generally accepted accounting principles commensurate with the financial reporting requirements.

Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting has been audited by Eisner LLP, an independent registered public accounting firm, who has expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses, as stated in their report which is included herein.

We performed an assessment, as of December 31, 2007, of the effectiveness of the design and operation of our disclosure controls and procedures. This assessment was done under the supervision and with the participation of management, including our principal executive officer and principal financial officer. Based upon this assessment, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2007, except to the extent those controls and procedures were effected by the material weakness identified in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2007 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

With the completion of the acquisition of The Clark Group in February 2008 we have additional personnel, access to financial and internal control systems, and actual operations. We plan to address the internal control weaknesses summarized above in this context beginning in the first quarter of 2008, with the goal of eliminating such deficiencies by the end of 2008. In addition, the acquisition of The Clark Group will require the development of more robust disclosure controls and procedures, which we also expect to develop during 2008. In addition, the Acquisition will require the development of more robust disclosure controls and procedures, including the formation of a disclosure committee, which we will develop during the 2nd quarter of year 2008. Management has also engaged consultants to enhance the documentation of the existing systems and identify controls and procedures that need to be strengthened for internal controls purposes.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
James J. Martell	53	Chairman of the Board of Directors
Timothy Teagan	57	Chief Executive Officer, President and Director
Gregory E. Burns	39	Director
Donald G. McInnes	67	Director
Edward W. Cook	49	Director
Maurice Levy	50	Director
Brian Bowers	54	Director
Stephen M. Spritzer	54	Chief Financial Officer, Treasurer and Corporate Secretary
John Barry	49	President and Chief Operating Officer of Clark Worldwide Transportation, Inc.

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

Timothy Teagan has been our Chief Executive Officer, President and a member of our board of directors since the Acquisition. Mr. Teagan has been employed by one of the several Clark subsidiaries since 1972. He started his career with Clark as a management and sales trainee in Chicago, working in its then exhibit and theatrical transportation division. His Executive responsibilities since that time have included managing motion picture film warehouses, operating trucking fleets, starting and growing non-asset based freight forwarders. Mr. Teagan has been President of Clark Distribution Systems, Inc. since its inception in 1984. Shortly thereafter, Mr. Teagan was named President of Highway Distribution Systems, Inc. and Evergreen Express Lines, Inc. Mr. Teagan earned a B.S. degree from Eastern Michigan University.

Gregory E. Burns, CFA, has been a member of our board of directors since our inception. Prior to the Acquisition, Mr. Burns was also our Chief Executive Officer and President. Mr. Burns has worked with companies in the transportation and logistics sector and related industries for over 10 years as an equity research analyst and consultant. Since June 2005, Mr. Burns has served as president of Blue Line Advisors, Inc., a strategic consulting firm that provides consulting services to companies in the transportation and logistics sector and related industries. From April 2001 to May 2005, Mr. Burns served as a vice president and research analyst at J.P. Morgan Securities, Inc., responsible for research coverage of the trucking, rail and global logistics industries. From February 1999 to April 2001, Mr. Burns was a director of Lazard, at the time a privately held investment bank, where he was responsible for research coverage of the airfreight and logistics sector. From February 1997 to February 1999, Mr. Burns served as a vice president at Gerard Klauer Mattson, a private investment banking firm, where he was responsible for research coverage of the air freight and logistics industry. From 1998 to 2002, Mr. Burns hosted a widely attended annual logistics conference. From 1998 to 2001, Mr. Burns was a member of the Institutional Investor All-American Research Team in the Airfreight and Logistics category. Mr. Burns is a member of the board of directors of Superior Bulk Logistics Inc., a privately held tank truck carrier which is controlled by John J. Burns, Jr., his father and our special advisor. Mr. Burns is also a member of the council of Supply Chain Management Professionals, a chartered financial analyst, a member of the Association for Investment Management and Research (AIMR), and a member of the New York Society of Security Analysts. Mr. Burns received his B.A. in Political Science from Trinity College.

Donald G. McInnes has been a member of our board of directors since our inception. Mr. McInnes has over 35 years of experience in the transportation and logistics sector and related industries. Since 1998, Mr. McInnes has consulted on transportation and intermodal issues, first to Burlington Northern and Santa Fe (‘‘BNSF’’) Corporation, and then with his own consulting practice, McInnes Global Enterprise. From 1995 to 1997, Mr. McInnes served as chief operating officer of BNSF Corporation, a publicly traded railroad, where he managed the integration of Burlington Northern and Santa Fe Pacific. From 1993 to 1995, Mr. McInnes served as chief operating officer of Santa Fe Pacific. From 1989 to 1992, Mr. McInnes served as vice president of Santa Fe Pacific, where he was responsible for forming the company’s intermodal business unit. In 1989, Mr. McInnes founded the Intermodal Association of North America (IANA) and was elected the first chairman of the board. From 1969 to 1989, Mr. McInnes worked for the Santa Fe Railway Company. While at Santa Fe Railway, he served from 1988 to 1989 as vice president – administration where he conducted a comprehensive study of the company’s operations which resulting in a restructuring of the intermodal business. Prior to 1988, Mr. McInnes worked in almost every region served by Santa Fe, coordinating operations with increasing responsibility until 1988. Before joining Santa Fe Railway, Mr. McInnes served in the U.S. Air Force where he was promoted to Captain and awarded a bronze star before being assigned to the U.S. Army Transportation Engineering Agency. Mr. McInnes received his B.A. in Economics from Denison University and his M.S. in Transportation from Northwestern University.

Edward W. Cook has been a member of our board of directors since our inception. Mr. Cook has over 20 years of experience in the transportation and logistics sector and related industries and in the finance and accounting fields. Since 2002, Mr. Cook has served as a founding member, president and majority owner of Performance Fire Protection, LLC, a regional provider of fire protection systems and related services. From 2003 to 2004, Mr. Cook served as an independent director and audit committee chairman for SmartMail Services Inc., a high-volume shipper of flat and parcels for corporate mailings. Mr. Cook served as chief financial officer, senior-vice president, treasurer and director of Landair Services, Inc. from September 1994 until September 1998, when it was separated into two public companies, Forward Air Corporation, a contractor to the air cargo industry, and Landair Corporation, a truckload and dedicated contract carrier. Mr. Cook continued to serve as chief financial officer, senior-vice president, treasurer and director for Forward Air Corporation until May 2001 and as chief financial officer, senior-vice president and treasurer of Landair Corporation until June 2000. During the last three years of Mr. Cook’s involvement with Forward Air Corporation, the company was recognized in the top 40 of the 200 Best Small Companies in America by Forbes Magazine. From 1988 to 1994, Mr. Cook served in the audit division of Ernst & Young, most recently as a senior manager. From 1986 to 1988, Mr. Cook served as controller for Ryder Temperature Controlled Carriage. Mr. Cook, who began his career as an auditor with Ernst & Young, is a certified public accountant and received his B.S. from Gardner-Webb University.

Maurice Levy has been a member of our board of directors since our inception. Mr. Levy has over 20 years of experience in the transportation and logistics sector and related industries. Mr. Levy currently owns and operates Smart Ventures LP, a private consulting company wholly owned and controlled by Mr. Levy which offers sales, marketing and supply chain consulting services, with a particular emphasis on advising distressed companies. In addition, Mr. Levy has served as the chief operating officer of Dynamex, Inc., a provider of same-day delivery and logistics services, since July 2007. He is responsible for field operations, sales and marketing in the United States and Canada. From November 2005 to June 2007, Mr. Levy served as the senior vice president for charter sales for Executive Jet Management. From 2002 to 2005, Mr. Levy served as senior vice president for sales and marketing of MAGNATRAX Corporation, which manufactures pre-engineered metal buildings and other engineered products and which operates MAGNATRAN, a flat bed carrier. At the time, MAGNATRAX was a holding of Onex Corporation. MAGNATRAX filed for Chapter 11 bankruptcy in 2003, and subsequently emerged from bankruptcy after a financial restructuring in 2004. From May 2000 until September 2000, Mr. Levy served as chief operating officer of EZ2GET.com, a web-based restaurant delivery company. Mr. Levy served as chief executive officer of EZ2GET.com from September 2000 until May 2001. Mr. Levy was retained by EZ2GET.com in connection with a proposed financial restructuring of the company. In connection with its restructuring, EZ2GET.com filed for Chapter 11 bankruptcy in 2001 during Mr. Levy’s tenure as chief executive officer. Subsequent to his departure in May 2001, EZ2GET.com was forced to liquidate as a result of financial and funding difficulties arising after September 11, 2001. Mr. Levy served as senior vice president, sales, marketing and new business ventures from 1995 to 2000, and senior vice president, sales, customer service and retail sales from 1990 to 1995 for Purolator Courier Limited, a Canadian overnight transportation company, which was a holding of Onex Corporation. From 1979 to 1990, Mr. Levy was employed by Federal Express Corporation. From 1987 to 1990, Mr. Levy was managing director of sales for Federal Express Corporation’s Canadian region. From 1979 to 1987, Mr. Levy held various sales and district management positions within Federal Express Corporation. Mr. Levy received his B.A. in Public Administration from the College of New Jersey.

Brian Bowers has been a member of our board of directors since the Acquisition. Mr. Bowers has over 25 years of experience in the transportation and logistics sector and related industries. Since 1998, Mr. Bowers has been employed by Schneider National, Inc. (‘‘Schneider’’). He has served as a senior vice president at Schneider since 2004, during which time he was responsible for direct sales in Schneider’s European and Mexican markets, business development for its international offerings, creation of new domestic wholesale channels and design of a domestic logistics unit serving steamship lines and freight forwarders. From 1988 to 1998, Mr. Bowers was President of the Dallas, Houston, and New Orleans groups of The Hub Group, Inc., providers of intermodal marketing services. From 1982 to 1988, Mr. Bowers was employed as a vice president of North American Van Lines, holding various positions ranging from sales to business development. From 1976 to 1983, Mr. Bowers held various positions with Broadway Express, which specializes in transporting technical equipment, as well as residential and corporate moves. Mr. Bowers received his bachelor of arts from Drake University and his masters of business administration from The Ohio State University.

Stephen Spritzer has been our Chief Financial Officer, Treasurer and Secretary since the Acquisition. Mr. Spritzer has been Clark’s Chief Financial Officer since February 2007. From 1993 to 2007, Mr. Spritzer maintained a private consulting practice with expertise in various industries including Security, Information Services, Software Design, Gaming & Racing, and Hospitality. With many of these clients, Mr. Spritzer managed and operated the accounting and financial departments of the organizations. From 1987 through 1993, Mr. Spritzer served as Chief Financial Officer of Victoria Station Inc., a publicly held company in the hospitality industry. Prior to 1987, he served as a senior executive of two large privately held companies in the fields of protection and news information; and as a senior consultant with Deloitte and Touche, LLP where he advised and consulted in areas such as turnaround analysis and implementation, cost containment, budgeting, financial planning, marketing plans, litigation support (anti-trust), accounting and financial system design, financial feasibility studies and expansion analysis. Mr. Spritzer has a B.A. in Economics from Hamilton College, a G.C. in

Economics from the London School of Economics and a M.B.A. in Accounting and Finance from the University of Chicago. He is a Certified Public Accountant.

John Barry has been President of Clark Worldwide Transportation, Inc. (‘‘Clark Worldwide’’) since 1995 and its Chief Operating Officer since the Acquisition. He joined Clark Worldwide as Vice President in November 1987 and became an Executive Vice President in 1991. Prior to joining Clark, he was Director of International Sales at Curtis Circulation Company – responsible for export circulation of several hundred American magazines to over 70 countries. He started his business career in 1981 at Doubleday Publishing Company, during which time he held various positions in both the book and magazine units of Doubleday’s Feffer & Simons, Inc export representation subsidiary. Mr. Barry earned a B.S. in Management from Long Island University in 1981.

Corporate Governance

Audit Committee

Effective February 2006, we established an audit committee of the board of directors, which consists of Edward W. Cook, as chairman, Donald G. McInnes and Maurice Levy, each of whom is an independent director under the American Stock Exchange’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommend to the board whether the audited financial statements should be included in our Form 10-K.

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements.

•	discussing with management and the independent auditor the effect on our financial statements of (i) regulatory and accounting initiatives and (ii) off-balance sheet structures;

•	discussing with management major financial risk exposures and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management policies;

•	reviewing disclosures made to the audit committee by our chief executive officer and chief financial officer during their certification process for our Form 10-K and Form 10-Q about any significant deficiencies in the design or operation of internal controls or material weaknesses therein and any fraud involving management or other employees who have a significant role in our internal controls;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions including analyzing the shareholder base of each target business so as to ensure that we do not consummate a business combination with an entity that is affiliated with our management;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•	reviewing proxy disclosure to ensure that it is in compliance with SEC rules and regulations;

•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of ‘‘independent directors’’ who are ‘‘financially literate’’ as defined under the American Stock Exchange listing standards. The American Stock Exchange listing standards define ‘‘financially literate’’ as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the American Stock Exchange that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Edward W. Cook satisfies the American Stock Exchange’s definition of financial sophistication and also qualifies as an ‘‘audit committee financial expert,’’ as defined under rules and regulations of the SEC.

Compensation Committee Information

The compensation committee consists of Messrs. Cook, McInnes, and Bowers, with Mr. McInnes serving as chairman, each an independent director under American Stock Exchange listing requirements. The purpose of the compensation committee is to review and approve compensation paid to our officers and directors and to administer our incentive compensation plans, including authority to make and modify awards under such plans. Initially, the only plan will be the 2007 Long-Term Incentive Equity Plan.

Nominations Committee Information

The nominations committee consists of Messrs. McInnes, Levy, Cook and Bowers, each of whom is an independent director under the American Stock Exchange’s listing standards, with Mr. McInnes serving as chairman. The nominations committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominations committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominations Committee Charter, generally provide that persons to be nominated should be actively engaged in business endeavors, have an understanding of financial statements, corporate budgeting and capital structure, be familiar with the requirements of a publicly traded company, be familiar with industries relevant to our business endeavors, be willing to devote significant time to the oversight duties of the board of directors of a public company, and be able to promote a diversity of views based on the person’s education, experience and professional employment. The nominations committee evaluates each individual in the context of the board as a whole, with the objective of recommending a group of persons that can best implement our business plan, perpetuate our business and represent shareholder interests. The nominations committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominations committee does not distinguish among nominees recommended by shareholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2007, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

In February 2006, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to Clark Holdings Inc., 121 New York Avenue, Trenton, New Jersey 08638.

ITEM 11.    EXECUTIVE COMPENSATION

From the date of our initial public offering through the consummation of the Acquisition, no executive officer received any cash compensation for services rendered to us. Commencing on February 15, 2006 through the Closing, we paid Blue Line Advisors, Inc., an affiliate of Gregory E. Burns, a fee of $7,500 per month for providing us with office space and certain office and secretarial services. Other than the $7,500 per month administrative fee, no compensation of any kind, including finders, consulting or other similar fees, was paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the Acquisition or any other business combination. However, such individuals were reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Incentive Compensation Plan

Our Long-Term Equity Incentive Plan was approved by our board of directors and shareholders and took effect upon consummation of the Acquisition. The plan reserves 930,000 shares of our common stock for issuance in accordance with its terms. The number of shares reserved for issuance under the plan will be increased on the first day of each of our fiscal years from 2008 through 2016 to 3% of the number of fully diluted shares of our common stock outstanding on the last day of the immediately preceding fiscal years. The purpose of the plan is to enable us to offer our employees, officers, directors and consultants whose past, present and/or potential contributions to us have been, are or will be important to our success, an opportunity to acquire a proprietary interest in us. The various types of incentive awards that may be provided under the plan will enable us to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of our business. All our officers, directors and employees will be eligible to be granted awards under the plan. An incentive stock option may be granted under the plan only to a person who, at the time of the grant, is an employee of us or related corporation. All awards will be subject to the recommendations of the compensation committee and approval by the boards of directors or the compensation committee.

On March 13, 2008, each of our non-employee directors was granted an option to purchase 10,000 shares of our common stock at $4.06 per share, the closing price of our common stock on such date, vesting semi-annually in six equal installments. Pursuant to employment agreements effective upon consummation of the Acquisition, Mr. Teagan and Mr. Barry will be granted options to purchase an aggregate of 98,250 shares of Clark common stock after the fiscal 2007 year end audit has been completed. After such grants, there will be 771,750 shares remaining for issuance in accordance with the plan’s terms, including grants to non-employee directors following each annual meeting of stockholder.

Compensation Discussion and Analysis

Overall, we will seek to provide total compensation packages that are competitive in terms of potential value to our executives, and which are tailored to the unique characteristics and our needs within our industry in order to create an executive compensation program that will adequately reward our executives for their roles in creating value for our stockholders.

The compensation decisions regarding our executives will be based on our need to attract individuals with the skills necessary for us to achieve our business plan, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above our expectations.

It is anticipated that our executives’ compensation will have three primary components – salary, cash incentive bonus and stock-based awards. We view the three components of executive compensation as related but distinct. Although our compensation committee will review total compensation, we do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components. We anticipate determining the appropriate level for each compensation component based in part, but not exclusively, on our view of internal equity and consistency, individual performance and other information deemed relevant and timely. As our compensation committee was formed upon the consummation of the Acquisition, during the year ended December 31, 2008, we did not adopt any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of compensation.

In addition to the guidance provided by our compensation committee, we may utilize the services of third parties from time to time in connection with the hiring and compensation awarded to executive employees. This could include subscriptions to executive compensation surveys and other databases. Our compensation committee will be charged with performing an annual review of our executive officers’ cash compensation and equity holdings to determine whether they provide adequate incentives and motivation to executive officers and whether they adequately compensate the executive officers relative to comparable officers in other companies.

Benchmarking of Cash and Equity Compensation

We believe it is important when making compensation-related decisions to be informed as to current practices of similarly situated publicly held companies in the media and entertainment industries. We expect that the compensation committee will stay apprised of the cash and equity compensation practices of publicly held companies in the media and entertainment industries through the review of such companies’ public reports and through other resources. It is expected that any companies chosen for inclusion in any benchmarking group would have business characteristics comparable to us, including revenues, financial growth metrics, stage of development, employee headcount and market capitalization. While benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our post-merger business and objectives that may be unique to us, we generally believe that gathering this information will be an important part of our compensation-related decision-making process.

Base Salary.    Generally, we, working with the compensation committee, anticipate setting executive base salaries at levels comparable with those of executives in similar positions and with similar responsibilities at comparable companies. We will seek to maintain base salary amounts at or near the industry norms while avoiding paying amounts in excess of what we believe is necessary to motivate executives to meet corporate goals. It is anticipated base salaries will generally be reviewed annually, subject to terms of employment agreements, and that the compensation committee and board will seek to adjust base salary amounts to realign such salaries with industry norms after taking into account individual responsibilities, performance and experience.

Annual Bonuses.    We intend to design and utilize cash incentive bonuses for executives to focus them on achieving key operational and financial objectives within a yearly time horizon. Near the beginning of each year, the board, upon the recommendation of the compensation committee and subject to any applicable employment agreements, will determine performance parameters for appropriate executives. At the end of each year, the board and compensation committee will determine the level of achievement for each corporate goal.

We will structure cash incentive bonus compensation so that it is taxable to our employees at the time it becomes available to them. At this time, it is not anticipated that any executive officer’s annual cash compensation will exceed $1 million, and accordingly, we have not made any plans to qualify for any compensation deductions under Section 162(m) of the Internal Revenue Code.

Equity Awards.    We also will use stock options and other stock-based awards to reward long-term performance. We believe that providing a meaningful portion of our executives’ total compensation package in stock options and other stock-based awards will align the incentives of our executives with the interests of our stockholders and with our long-term success. The compensation committee and board will develop their equity award determinations based on their judgments as to whether the complete compensation packages provided to our executives, including prior equity awards, are sufficient to retain, motivate and adequately award the executives.

Equity awards will be granted through our 2007 Long-Term Incentive Equity Plan, which was adopted by our board and our stockholders at our special meeting of stockholders held on February 11, 2008. All of our employees, directors, officers and consultants will be eligible to participate in the 2007 Long-Term Incentive Equity Plan. On March 13, 2008, each of our non-employee directors, Messrs. Martell, Burns, Cook, McInnes, Levy and Bowers, were granted options to purchase 10,000 shares of our common stock, under the 2007 Long-Term Incentive Equity Plan. All options granted under the plan will have an exercise price at least equal to the fair market of our common stock on the date of grant.

We will account for any equity compensation expense under the rules of SFAS 123R, which requires a company to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also will require us to record cash compensation as an expense at the time the obligation is accrued.

Severance Benefits.    We currently have no severance benefits plan. We may consider the adoption of a severance plan for executive officers and other employee in the future. The employment agreements entered into by Messrs. Timothy Teagan and John Barry provide for certain rights and obligations in the event of the termination of employment, as described below.

Other Compensation.    We will establish and maintain various employee benefit plans, including medical, dental, life insurance and 401(k) plans. These plans will be available to all salaried employees and will not discriminate in favor of executive officers. We may extend other perquisites to our executives that are not available to our employees generally.

Employment Agreements

Clark entered into employment agreements with Timothy Teagan and John Barry, effective as of the closing of the Acquisition. The employment agreement with Timothy Teagan provides for him to be employed as president and chief executive officer of Clark, at a base annual salary of $283,109, with a further automobile allowance of $9,330. It also provides for him to be eligible to receive an annual bonus according to the plan described below and for him to receive annual equity incentives up to 40% of his base salary as determined by the compensation committee based on the achievement of individual objectives and corporate benchmarks. Furthermore, upon the completion of audited 2007 financial results, Mr. Teagan will receive an initial grant of 10-year options to purchase 56,250 shares of our common stock exercisable at then fair-market value. The options shall vest in increments of one third at each anniversary of the grant date.

The employment agreement with John Barry provides for him to be employed as president and chief operating officer of Clark Worldwide Transportation, Inc., at a base annual salary of $212,330, also with a further automobile allowance of $9,330. Like Mr. Teagan’s agreement, Mr. Barry’s agreement also provides for him to be eligible to receive an annual bonus according to the plan described below and for him to receive annual equity incentives up to 40% of his base salary as determined by the compensation committee based on the achievement of individual objectives and corporate benchmarks. Furthermore, upon the completion of audited 2007 financial results, Mr. Barry will receive an initial grant of 10-year options to purchase 42,000 shares of our common stock exercisable at then fair-market value. The options shall vest in increments of one third at each anniversary of the grant date.

Executive bonuses will be paid from an executive bonus pool that consists of 8% of earnings before interest and taxes and before executive bonuses. Each executive will be assigned a pre-determined share of the pool. However, 25% of each executive’s share will be distributed only to the extent the executive has achieved pre-determined objectives as communicated by the compensation committee. Five executives are currently eligible to participate in the executive bonus pool, though we anticipate adding executives to the pool as the size of the business expands. The objectives and corporate benchmarks that will be utilized in determining the discretionary portion of an executive’s bonus have not been finalized at this date, but are expected to include, among other key business factors that the Board may determine in the future: growth in gross revenue, growth in net revenue, growth in earnings before interest and taxes, growth in earnings per share, corporate operating margin, earnings per share, development of personnel, retention of personnel and retention of customers.

In summary, Messrs. Teagan and Barry will potentially receive two types of bonuses, a cash bonus from the executive bonus pool and an equity incentive bonus. The cash bonus is itself divided into two portions: (i) 75% that is tied directly to corporate-wide earnings before interest and taxes, and thus fluctuates as a percentage of this metric, and (ii) 25% that is discretionary, and is based on specific performance objectives as set by the compensation committee. The equity incentive bonus will be based upon achievement of annual milestones as determined by the compensation committee following the completion of the acquisition.

The employment agreements also obligate Clark to maintain certain benefits already received by the executives, including life and disability insurance, health care insurance, dental insurance, prescription coverage, short term disability insurance, vacation and illness benefits and long term disability coverage, in accordance with existing practices. All of these benefits other than long term disability coverage are available to Clark’s employees on a company-wide basis. The executives shall be entitled to reimbursement for documented and reasonable business expenses incurred in connection with the performance of their duties and to participate in any group insurance, hospitalization, medical, dental, health and disability benefit plans sponsored by Clark to the extent the executive is eligible therefor. Clark may in its discretion establish senior management benefit programs as well.

The term of each employment agreement is three years from the date of the closing, unless earlier terminated as follows. Mr. Teagan or Mr. Barry may be terminated at any time for ‘‘cause’’ (as defined in the agreements), in which event Clark shall pay accrued salary and vacation through the termination date, but will pay no severance of any kind. Mr. Teagan or Mr. Barry may voluntarily terminate their agreements upon 180 days notice, in which event Clark shall pay accrued salary through the termination date, but, again, will pay no severance of any kind. In addition, Mr. Teagan or Mr. Barry may be terminated without cause upon 30 days written notice or may voluntarily terminate their agreements upon the occurrence of certain ‘‘fundamental changes’’ (as defined in the agreements); in either event Clark will pay accrued salary through the termination date, will pay severance for twelve months or through the term of the agreement, whichever is longer, and will pay bonuses on a pro rata basis.

During the term of their agreements and for two years thereafter, each of Messrs. Teagan and Barry covenant not to interfere with Clark’s business by directly or indirectly soliciting, attempting to solicit, inducing, or otherwise causing any employees to terminate his or her employment with Clark in order to become an employee, consultant or independent contractor to any other employer. During the term of their agreements and for either one or two years thereafter (as defined in the agreements), each of Messrs. Teagan and Barry covenant to not, in the United States or Canada, either directly or indirectly, without the written consent of Clark, engage in any activity in which Clark is engaged prior to or at the time of, as applicable, the termination of the executive’s employment with Clark.

In addition, Messrs. Teagan and Barry have agreed to maintain the confidentiality of our ‘‘Confidential Information’’ (as defined in separate confidentiality agreements).

Compensation Committee Interlocks and Insider Participation

None of Messrs. Cook, McInnes, and Bowers, each of whom is an independent director under the American Stock Exchange’s listing standards, has ever served as an officer or employee of ours or of any of our subsidiaries. Each of Messrs. Cook and McInnes has participated in certain transactions with us, as more fully described in the section entitled ‘‘Certain Relationships and Related Transactions, and Director Independence.’’

Compensation Committee Report

The compensation committee has reviewed and discussed with management the information contained in the ‘‘Compensation Discussion and Analysis’’ section of this Annual Report on Form 10-K and, based upon the review and discussions, recommended to the Board of Directors that the ‘‘Compensation Discussion and Analysis’’ be included in this Annual Report on Form 10-K.

The Members of the Compensation Committee

Edward W. Cook
Donald G. McInnes
Brian Bowers

Notwithstanding anything to the contrary set forth in our previous filings under the Securities Act or the Exchange Act that might incorporate future filings made by us under those statutes, this section entitled ‘‘Compensation Committee Report’’ will not be incorporated by reference in any of those prior filings or any future filings by us.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

At December 31, 2007, we did not have any equity compensation plans. Subsequent to December 31, 2007, we consummated the Acquisition and currently have the following equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders*	60,000 shares of common stock**	$4.06	870,000 shares of common stock**
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	60,000 shares of common stock	$4.06	870,000 shares of common stock

*	Upon the consummation of the Acquisition, our stockholders approved the 2007 Long-Term Incentive Equity Plan.
**	Pursuant to employment agreements effective upon consummation of the Acquisition, Mr. Teagan and Mr. Barry will be granted options to purchase an aggregate of 98,250 shares of our common stock after the fiscal 2007 year end audit has been completed. After such grants, there will be 771,750 shares remaining for issuance in accordance with the plan’s terms, including grants to non-employee directors following each annual meeting of stockholder.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 17, 2008 by:

•	each person known by us, as a result of such person’s public filings with the SEC and the information contained therein, to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Common Stock(2)
Cherokee Capital Management, LLC(3)	3,680,000	30.6%
Davis Selected Advisors, L.P.(4)	1,519,285	12.6%
Charles Royce(5)	1,503,497	11.5%
Pine River Capital Management(6)	1,391,300	11.6%
T. Rowe Price Associates, Inc.(7)	1,010,300	8.4%
James J. Martell(8)(9)	1,240,065	10.0%
Gregory E. Burns(9)(10)	1,156,741	9.3%
Tim Teagan(9)(11)	213,517	1.8%
John Barry(12)	106,759	*
Donald G. McInnes(9)(13)	130,953	1.1%
Edward W. Cook(9)(14)	162,771	1.3%
Maurice Levy(9)(15)	68,523	*
Brian Bowers(16)	0	*
Stephen M. Spritzer(17)	0	*
All directors and executive officers as a group (6 individuals)(18)	3,079,329	23.7%

*	Less than 1%
(1)	Unless otherwise indicated, the business address of each of the individuals is 121 New York Avenue, Trenton, NJ 80638.
(2)	Percentages assume that all of the Conversion Shares have been surrendered and cancelled.
(3)	Includes shares owned in aggregate by Cherokee Capital Management, LLC, Anderson Media Corporation, and Charles C. Anderson, Jr., whose business address is c/o Anderson Media Corporation, 6016 Brookvale Lane, Suite 151, Knoxville, TN 37919. The foregoing information was derived from a Schedule 13D/A, Amendment No. 3, as filed with the Securities and Exchange Commission on February 15, 2008.
(4)	Davis Selected Advisors, L.P.’s principal business office address is 2949 East Elvira Road, Suite 101, Tuscon, AZ 85706. The foregoing information was derived from a Schedule 13G, as filed with the Securities and Exchange Commission on January 9, 2008.
(5)	Includes 1,004,545 shares of common stock issuable upon the exercise of warrants that are currently exercisable. The business address of Mr. Royce is c/o Royce & Associates, LLC, 1414 Avenue of the Americas, New York, New York 10019.
(6)	Includes shares owned by Nisswa Master Fund Ltd., Brian Tayler, sole member of Pine River Capital Management L. P. and Pine River Capital Management, L.P., whose business address is 601 Carlson Parkway, Suite 330, Minnetonka, MN 55305. The foregoing information was derived from a Schedule 13G, as filed with the Securities and Exchange Commission on February 12, 2008.

(7)	Includes 954,000 shares owned by T. Rowe Price New Horizons Fund, Inc. and 43,000 shares owned by T. Rowe Price Associates, Inc. The business address of T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, MD 21202. The foregoing information was derived from a Schedule 13G, as filed with the Securities and Exchange Commission on February 14, 2008.
(8)	Includes 431,818 shares of common stock issuable upon the exercise of warrants that are currently exercisable. Does not include 10,000 shares issuable upon the exercise of stock options that are not currently exercisable and will not become exercisable within 60 days. Mr. Martell is our Chairman of the Board.
(9)	Each of these individuals is a director.
(10)	Includes 386,364 shares of common stock issuable upon the exercise of warrants that are currently exercisable. Does not include 10,000 shares issuable upon the exercise of stock options that are not currently exercisable and will not become exercisable within 60 days. Mr. Burns’ address is 330 Madison Avenue, 6th Floor, New York, New York 10017.
(11)	Mr. Teagan is our President and Chief Executive Officer and a director.
(12)	Mr. Barry is the President and Chief Operating Officer of Clark Worldwide Transportation, Inc.
(13)	Includes 59,091 shares of common stock issuable upon the exercise of warrants that are currently exercisable. Does not include 10,000 shares issuable upon the exercise of stock options that are not currently exercisable and will not become exercisable within 60 days.
(14)	Includes 90,909 shares of common stock issuable upon the exercise of warrants that are currently exercisable. Does not include 10,000 shares issuable upon the exercise of stock options that are not currently exercisable and will not become exercisable within 60 days.
(15)	Includes 27,273 shares of common stock issuable upon the exercise of warrants that are currently exercisable. Does not include 10,000 shares issuable upon the exercise of stock options that are not currently exercisable and will not become exercisable within 60 days.
(16)	Does not include 10,000 shares issuable upon the exercise of stock options that are not currently exercisable and will not become exercisable within 60 days. The business address for Mr. Bowers is P.O. Box 219335, Kansas City, Missouri 64121-9335.
(17)	Mr. Spritzer is our Chief Financial Officer, Treasurer and Secretary.
(18)	Includes 995,455 shares of common stock issuable upon the exercise of warrants that are currently exercisable. Does not include 60,000 shares issuable upon the exercise of stock options that are not currently exercisable and will not become exercisable within 60 days.

The shares held by certain of the insiders are subject to escrow agreements, as fully described in Item 13.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Prior Share Issuances

In September 2005, we issued 2,500,000 shares (‘‘Founders’ Shares’’) of our common stock to the individuals set forth below for approximately $1,000 in cash, at an average purchase price of approximately $.0004 per share, as follows:

Name	Number of Shares	Relationship to Us
James Martell	787,500	Chairman of the Board
Gregory Burns, CFA	787,500	Chief Executive Officer, President and Director
Mitchel Friedman	343,750	Chief Financial Officer, Treasurer and Corporate Secretary
Donald McInnes	62,500	Director
Edward Cook	62,500	Director
Maurice Levy	50,000	Director
John Burns, Jr.	31,250	Special Advisor
Charles Royce	375,000	Stockholder

In January 2006, Mr. Friedman gifted 62,500 of the shares of our common stock he received in the above-referenced issuance to Mr. Martell. In March 2007, Messrs. Martell and Burns gifted 75,000 of the shares of our common stock they received in the above-referenced issuance to Sandy Smith, an associate of Mr. Martell’s who has provided due diligence assistance to us on numerous occasions.

Initial Stockholder Warrant Purchase

In connection with the closing of our offering, we issued 2,272,727 initial stockholder warrants (‘‘Founders’ Warrants’’) to the individuals set forth below for approximately $2,500,000 in cash, at an average purchase price of $1.10 per warrant as follows:

Name	Number of Initial Stockholder Warrants	Relationship to Us
James Martell	431,818	Chairman of the Board
Gregory Burns, CFA	386,364	Chief Executive Officer, President and Director
Mitchel Friedman	90,909	Chief Financial Officer, Treasurer and Corporate Secretary
Donald McInnes	59,091	Director
Edward Cook	90,909	Director
Maurice Levy	27,273	Director
John Burns, Jr.	181,818	Special Advisor
Charles Royce	1,004,545	Stockholder

Escrow Agreements

In connection with our initial public offering, the holders of the Founders’ Shares entered into lock-up agreements with BB&T Capital Markets restricting the sale of their Founders’ Shares until August 12, 2008, six months after the Acquisition (‘‘Lock-Up Agreement’’).

Upon the closing of the Acquisition, the holders of the Founders’ Shares, other than Mitchel Friedman and Sandy Smith, placed an aggregate of 1,173,438 of their Founders’ Shares into escrow pursuant to a Stockholder Escrow Agreement (‘‘Escrow Agreement’’). Of the 1,173,438 shares placed in escrow: Mr. Martell placed 400,000, Mr. Gregory E. Burns 381,250, Messrs. McInnes and Cook 31,250 each, Mr. Levy 25,000, Mrs. Royce 281,250 and Mr. John Burns 23,438. The amounts represent 75% of the Founders’ Shares currently owned by Messrs. Royce and John Burns, and 50% for Messrs. Martell, Gregory E. Burns, McInnes, Cook and Levy. The Founders’ Shares will only be released from escrow if, and only if, prior to the fifth anniversary of the closing, the last sales price of our common stock equal or exceeds $11.50 per share for any 20 trading days within a 30 day trading day period. Upon satisfaction of this condition, the stockholders may send a notice to the trustee that the conditions have been met. Upon verification by the independent trustee, shares shall be released to the holders. If such condition is not met, the shares placed in escrow will be cancelled. The release condition may not be waived by us or by our board of directors in any circumstances. The terms of the escrow agreement will restrict the holders from selling or otherwise transferring the escrowed shares during the period the escrow arrangement is in effect, subject to certain limited exceptions such as transfers to family members and trusts for estate planning purposes, the death of the holder and transfers to an estate or beneficiaries, provided that the recipients agree to remain subject to the arrangement.

As a result of the condition to which the escrowed shares will be subject, such shares will be considered as contingent shares and, as a result, are not included in the pro forma income (loss) per share calculations. Accordingly, we will be required to recognize a charge based on the fair value of the shares over the expected period of time it will take to achieve the target price. Based on our share price of $5.08 on February 12, 2008 and an estimated 5 year performance horizon, such non-cash charge would be approximately $1,192,200 per year.

Registration Rights

The holders of the majority of the above-referenced shares, including the shares of common stock underlying the above-referenced initial stockholder warrants, will be entitled to make up to two demands that we register such shares, the initial stockholder warrants and the shares of common stock underlying the initial stockholder warrants pursuant to an agreement to be signed prior to or on the date of this prospectus. The holders of the majority of these shares, including the shares of common stock underlying the initial stockholder warrants, can elect to exercise these registration rights at any time subsequent to six months after the consummation of a business combination, pursuant to the terms of their respective lock-up agreements. In addition, these stockholders have certain ‘‘piggy-back’’ registration rights on registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.

Other Transactions

We agreed to pay Blue Line Advisors, Inc., a private company wholly-owned and controlled by our chief executive officer and president, Gregory Burns, approximately $7,500 per month for office space and administrative support services. The agreement terminated upon the Closing.

We reimbursed our officers and directors for any out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations.

Other than the reimbursable out-of-pocket expenses payable to our officers and directors, no compensation of any kind, including finder’s and consulting fees, was paid to any of our initial stockholders, including our officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination, other than pursuant to our administrative services agreement with Blue Line Advisors, Inc.

On February 1, 2008, we entered into an agreement with Cherokee pursuant to which Cherokee purchased 2,380,000 shares of our common stock that were issued in our initial public offering from holders of such shares who had indicated their intention to vote against the proposal to approve the Acquisition (‘‘Acquisition Proposal’’) that was considered at our special meeting of stockholders initially convened on February 7, 2008, adjourned until February 8, 2008 and further adjourned until February 11, 2008. Pursuant to the agreement, Cherokee used reasonable efforts to obtain proxies from the sellers so that the shares could be voted in favor of the proposal or to cause the sellers to so vote such shares. We granted Cherokee certain demand and piggy-back registration rights with respect to the shares following the closing of the proposed acquisition. Pursuant to the agreement, Messrs. Martell, Burns and Levy and Mitchel Friedman (our former Chief Financial Officer and holder of founder’s shares) transferred 380,000 of their Founders’ Shares to Cherokee upon the consummation of the Acquisition, subject to the Lock-Up Agreement. We granted Cherokee demand and piggy-back registration rights with respect to such shares, effective upon the expiration of the six-month period prescribed by the Lock-Up Agreement, that are consistent with the registration rights the our founders have with respect to their Founders’ Shares. On February 1, 2008, we also entered into an agreement with Messrs. Martell, Burns, McInnes, Royce and Cook, pursuant to which they purchased an additional 299,800 shares from holders who had indicated their intention to vote against the Acquisition Proposal. Purchases by the founders were made in open market transactions in accordance with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934.

On February 8, 2008, we entered into a second agreement with Cherokee, pursuant to which Cherokee purchased 820,000 shares of our common stock that were issued in our public offering from holders of such shares who had indicated their intention to vote against the Acquisition Proposal. Such purchases were in addition to the 2,380,000 shares purchased by Cherokee pursuant to the February 1, 2008 agreement. Cherokee used reasonable efforts to obtain proxies from the sellers so that the shares could be voted in favor of the proposal or to cause the sellers to so vote the additional shares. We granted Cherokee demand and piggy-back registration rights with respect to the 820,000 additional shares, subject to a 180-lock up provision, with release from the lock-up to be allowed for block trades or other significant trades that are effected in an orderly manner. Messrs. Martell, Burns and Charles Royce, one of our founding stockholders, gave Cherokee a 30-day ‘‘put’’ option that required them to purchase 120,000 of such additional shares from Cherokee at $8.03 per share, the price at which they were purchased by Cherokee. The put option was exercised by Cherokee on February 28, 2008 and the shares purchased by Messrs. Martell, Burns and Royce on March 6, 2008. Pursuant to the agreement, each of Messrs. Martell and Burns also transferred 37,500 shares and Mr. Friedman transferred 25,000 shares of our common stock to Cherokee upon the closing of the Acquisition. The 75,000 shares transferred by Messrs. Martell and Burns are subject to the Escrow Agreement and all 125,000 shares are subject to the Lock-Up Agreement. We also granted Cherokee demand and piggy-back registration rights with respect to all of the shares being transferred to it by the our founders effective upon the expiration of the six-month lock-up period, in addition to having the same registration rights as the our founders had with respect to such shares, subject to shares subject to escrow arrangements being released therefrom.

We intend to require that all ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our non-interested ‘‘independent’’ directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel.

Code of Ethics and Related Person Policy

Our written Code of Ethics requires us to avoid, wherever possible, all related person transactions that could result in actual or potential conflicts of interest, except under guidelines approved by the board of directors (or the audit committee). SEC rules generally define related person transactions as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5 percent beneficial owner of our common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interest that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related person transactions to the extent we enter into such transactions. The audit committee considers all relevant factors when determining whether to approve a related person transaction, including whether the related person transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related person, but that director is required to provide the audit committee with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire annually that elicits information about related person transactions. These written policies and procedures are intended to determine whether any such related person transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

As a result of an evaluation of Holdings internal control procedures in connection with the transfer by Messrs. Martell and Burns of a total of 75,000 shares of Holdings common stock to Sandy Smith (see the section entitled ‘‘The Director Election Proposal — Compensation of Officers and Directors’’), Holdings management concluded that, as of March 31, 2007, its disclosure controls and procedures in connection with the interpretation of accounting pronouncements were not effective. Specifically, management found that the accounting treatment it initially used regarding the transfer of the shares to Ms. Smith was not in accordance with the relevant accounting pronouncements. Based on its evaluation, the audit committee of Holdings board of directors approved changes to its internal control procedures to require a thorough review of the committee and external advisors of any transaction outside the ordinary course of business. These changes were confirmed by a written resolution adopted by Holdings board of directors on November 13, 2007.

Director Independence

The American Stock Exchange requires that a majority of our board must be composed of ‘‘independent directors,’’ which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Donald G. McInnes, Edward W. Cook, Maurice Levy and Brian Bowers are our independent directors, constituting a majority of our board. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Eisner LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Eisner LLP for services rendered.

Audit Fees

During the fiscal year ended December 31, 2007, fees paid to our independent registered public accounting firm are $107,827 for the services they performed in connection with the Proxy Statement related to our business combination and reviews of Quarterly Reports on Form 10-Q filed for the quarters ending March 31, 2007, June 30, 2007, and September 30, 2007. The fee for the audit of the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007 is approximately $60,000.

During the fiscal year ended December 31, 2006, fees paid to our independent registered public accounting firm are $87,215 for the services they performed in connection with our initial public offering, including the financial statements included in the Current Report on Forms 8-K filed with the SEC on February 24, 2006 and March 7, 2006, and reviews of Forms 10Q filed for the quarters ending March 31, 2007, June 30, 2007, and September 30, 2007. The fee for the audit of the financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 was $44,000.

Audit-Related Fees

None.

Tax Fees

During 2007, fees of $6,250 were paid to our independent registered public accounting firm for services to us for tax compliance.

All Other Fees

During 2007, fees of $77,824 were paid to our independent registered public accounting firm for transactional due diligence services.

Audit Committee Approval

In accordance with Section 10A(i) of the Securities Exchange Act of 1934, our audit committee approved all of the foregoing services.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    The following Exhibits are filed as part of this report.

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of May 18, 2007 and amended on November 1, 2007, by and among Registrant, The Clark Group, Inc. and the stockholders of The Clark Group, Inc.(1)
3.1	Amended and Restated Certificate of Incorporation of Registrant(2)
3.2	Bylaws of the Registrant(3)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Common Stock Certificate(2)
4.3	Specimen Warrant Certificate(2)
4.4	Warrant Agreement(4)
4.5	First Supplemental Warrant Agreement by and between the Registrant and The Bank of New York(5)
10.1	Form of Letter Agreement entered into by and between the Registrant and each of the Initial Stockholders.(4)
10.2	Form of Letter Agreement entered into by and between BB&T Capital Markets, a division of Scott & Stringfellow, Inc., and each of the Initial Stockholders.(4)
10.3	Form of Lock-up Agreement entered into by and between BB&T Capital markets, a division of Scott & Stringfellow, Inc., and each of the Initial Stockholders.(4)
10.4	Form of Stock Transfer Agency Agreement entered into by and between The Bank of New York and the Registrant.(4)
10.5	Form of Trust Account Agreement entered into by and between The Bank of New York and the Registrant.(1)
10.6	Form of Registration Rights Agreement among the Registrant and each of the Initial Stockholders.(4)
10.7	Form of Letter Agreement entered into by and between the Registrant and BB&T Capital Markets, a division of Scott & Stringfellow, Inc.(4)
10.8	Form of Initial Stockholder Warrant Purchase Agreement entered into by and among the Registrant and each of the Initial Stockholders.(4)
10.9	Administrative Services Agreement entered into by and between the Registrant and Blue Line Advisors, Inc.(4)
10.10	Employment Agreement, dated May 18, 2007, between The Clark Group, Inc. and Timothy Teagan(1)
10.11	Employment Agreement, dated May 18, 2007, between The Clark Group, Inc. and John Barry(1)
10.12	Escrow Agreement, dated February 12, 2008, by and among the Registrant, the Sellers as listed on the signature page thereto, Charles C. Anderson, Jr., or in his absence, Jay Maier, as representative of the Sellers, and Continental Stock Transfer & Trust Company(1)

Exhibit No.	Description
10.13	Stockholder Escrow Agreement, dated February 12, 2008, by and among the Registrant, the parties listed under Stockholders on the signature page thereto and The Bank of New York(1)
10.14	Form of Registration Rights Agreement by and among Registrant and the stockholders listed on the signature page thereto(4)
10.15	Registrant’s 2007 Long-Term Incentive Equity Plan(1)
10.16	Credit Agreement dated as of February 12, 2008, by and among the Registrant, Clark, the Corporation, Clark Worldwide Transportation, Inc., and Highway Distribution Systems, Inc. and Evergreen Express Lines, Inc., as Borrowers, the various financial institutions thereto, as Lenders, and LaSalle, as Administrative Agent(2)
14.1	Registrant’s Code of Ethics(4)
21.1	List of Subsidiaries(2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter(4)
99.2	Nominating Committee Charter(2)

(1)	Incorporated by reference to the Registrant’s Definitive Proxy Statement (No. 001-32735), filed January 28, 2008.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 7, 2008.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 11, 2007.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-128591).
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

Clark Holdings Inc.
(Formerly Global Logistics Acquisition Corporation)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Clark Holdings, Inc. (formerly Global Logistics Acquisition Corporation)

We have audited Clark Holdings Inc.’s (formerly Global Logistics Acquisition Corporation) (the ‘‘Company’’) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. As of December 31, 2007, the Company did not maintain effective controls to provide reasonable assurance that management review procedures were properly performed over the accounts and disclosures of the financial statements. In addition, the Company lacked adequate resources with expertise in the selection and application of generally accepted accounting principles commensurate with their financial reporting requirements. These material weaknesses were considered in determining the nature, timing and extent of the audit tests applied in our audit of the financial statements as of and for the year ended December 31, 2007 of the Company and this report did not affect our report on such financial statements.

In our opinion, because of the material weaknesses described above, the Company did not maintain effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006 and for the period from September 1, 2005 (date of inception) through December 31, 2007, and our report dated March 31, 2008 expressed an unqualified opinion thereon.

/s/ Eisner LLP

Eisner LLP
New York, NY

March 31, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Clark Holdings Inc. (formerly Global Logistics Acquisition Corporation)

We have audited the accompanying balance sheets of Clark Holdings, Inc. (formerly Global Logistics Acquisition Corporation (a development stage company)) (the ‘‘Company’’) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006, for the period from September 1, 2005 (date of inception) through December 31, 2005, and for the period from September 1, 2005 (date of inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clark Holdings Inc. (formerly Global Logistics Acquisition Corporation) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, for the period from September 1, 2005 (date of inception) through December 31, 2005, and for the period from September 1, 2005 (date of inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes A and K to the financial statements, the Company consummated a business acquisition in 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’), and our report dated March 31, 2008 expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

/s/ Eisner LLP

Eisner LLP
New York, New York

March 31, 2008

CLARK HOLDINGS, INC.
(formerly GLOBAL LOGISTICS ACQUISITION CORPORATION)
(a development stage company)

Balance Sheets

	December 31, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$132,696	$967,672
Prepaid Expenses	5,083	56,189
Prepaid Taxes	153,722	—
Total Current Assets	291,501	1,023,861
Investments in marketable securities held in Trust Account	88,423,218	86,342,513
Deferred Acquisition Costs	873,736	—
Deferred Tax Asset	811,000	428,000
TOTAL ASSETS	$90,399,455	$87,794,374
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued Expense – Related Party	$—	$10,000
Accrued Expenses – Other	537,238	274,190
Deferred Underwriting Fees	2,640,000	2,640,000
Notes Payable and Accrued Interest – Related Party	347,508	—
Total Current Liabilities	3,524,746	$2,924,190
COMMITMENTS AND CONTINGENCIES (Note G)
Common stock, subject to possible conversion 2,199,999 shares	16,895,992	16,895,992
Interest attributable to common stock, subject to possible conversion (net of taxes of $658,163 and $313,349, respectively)	789,150	370,074
STOCKHOLDERS EQUITY
Preferred stock – $.0001 par value; 1,000,000 shares authorized; none issues and outstanding	—	—
Common stock – $.0001 par value; 400,000,000 shares authorized;
13,500,000 issued and outstanding (including 2,199,999 subject
to conversion	1,350	1,350
Additional paid-in capital	67,174,073	66,601,073
Retained earnings accumulated during the development stage	2,014,144	1,001,695
Total Stockholders’ Equity	69,189,567	67,604,118
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$90,399,455	$87,794,374

See notes to financial statements

CLARK HOLDINGS, INC.
(formerly GLOBAL LOGISTICS ACQUISITION CORPORATION)
(a development stage company)

Statements of Operations

	January 1, 2007 through December 31, 2007	January 1, 2006 through December 31, 2006	September 1, 2005 (Date of Inception) through December 31, 2005	September 1, 2005 (Date of Inception) through December 31, 2007
Formation Costs	$—	$—	$(1,000)	$(1,000)
Operating Costs	(1,205,946)	(931,313)	—	(2,137,259)
Loss from Operations	(1,205,946)	(931,313)	(1,000)	(2,138,259)
Other Income
Interest Income – Trust	3,819,459	3,417,113	—	7,236,572
Interest Income – Other	4,331	23,467	—	27,798
Income Before Provision for Income Taxes	2,617,844	2,509,267	(1,000)	5,126,111
Provision (Benefit) for Income Taxes	1,186,319	1,136,498	—	2,322,817
Net Income (Loss)	$1,431,525	$1,372,769	$(1,000)	$2,803,294
Maximum number of shares subject to possible conversion:
Weighted Average number of shares	2,199,999	1,888,218
Income per share amount (basic and diluted)	$0.19	$0.20
Weighted Average Number of Shares Outstanding not Subject to Possible Conversion:
Basic	11,300,001	10,052,878	2,500,000
Diluted	14,310,310	12,261,638	2,000,000
Net Income per share amount
Basic	$0.09	$0.10	$(0.00)
Diluted	0.07	0.08	(0.00)

See notes to financial statements

CLARK HOLDINGS, INC.
(formerly GLOBAL LOGISTICS ACQUISITION CORPORATION)
(a development stage company)

Statement of Changes in Common Stockholders’ Equity
For the period September 1, 2005 (Date of Inception) through December 31, 2007

	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Deficit) Accumulated During the Development Stage	Total
Balance – September 1, 2005 (date of inception)
Shares issued to Founders on September 22, 2005	2,500,000	$250	$750		$1,000
Net loss for the period ended December 31, 2005				$(1,000)	$(1,000)
Balance – December 31, 2005	2,500,000	$250	$750	$(1,000)	—
Sale of 11,000,000 units, net of underwriter’s discount and offering expenses (including 2,199,999 shares subject to possible conversion)	11,000,000	$1,100	$80,996,315	—	$80,997,415
Proceeds subject to possible conversion of 2,199,999 shares			(16,895,992)		(16,895,992)
Proceeds from Sale of Warrants to Founders			2,500,000		2,500,000
Accretion of trust fund relating to common stock subject to possible conversion for the year ended December 31, 2006 (net of taxes of $313,349)				$(370,074)	$(370,074)
Net Income for the year ended December 31, 2006				1,372,769	1,372,769
Balance – December 31, 2006	13,500,000	$1,350	$66,601,073	$1,001,695	$67,604,118
Capital contributed in the form of shares transferred by Principal stockholders			$573,000		$573,000
Accretion of trust fund relating to common stock subject to possible conversion for the year ended December 31, 2007 (net of taxes of $344,814)				(419,076)	(419,076)
Net Income for the year ended December 31, 2007				1,431,525	1,431,525
Balance – December 31, 2007 (unaudited)	13,500,000	$1,350	$67,174,073	$2,014,144	$69,189,567

See notes to financial statements

CLARK HOLDINGS, INC.
(formerly GLOBAL LOGISTICS ACQUISITION CORPORATION)
(a development stage company)

Statements of Cash Flows

	January 1, 2007 through December 31, 2007	January 1, 2006 through December 31, 2006	September 1, 2005 (Date of Inception) through December 31, 2005	September 1, 2005 (Date of Inception) through December 31, 2007
Cash Flows from Operating Activities:
Net Income	$1,431,525	$1,372,769	$(1,000)	$2,803,294
Adjustments to reconcile net income to net cash provided by operating activities:
Non-Cash Compensation	573,000		—	573,000
Deferred Tax Benefit	(383,000)	(428,000)	—	(811,000)
Forgiveness of Related Party Debt	(10,000)	—	—	(10,000)
Changes in:
Miscellaneous Receivable		19,000	(19,000)	—
Prepaid Expenses	51,106	(56,189)	—	(5,083)
Prepaid Taxes	(153,722)	—	—	(153,722)
Accounts Payable – Related Party	—	(50,000)	50,000	—
Accrued Expenses – Other	270,556	283,190	1,000	554,746
Net Cash provided by operating activities	1,779,465	1,140,770	31,000	2,951,235
Cash Flows from Investing Activities:
Deferred acquisition cost	(873,736)	—	—	(873,736)
Principal deposited into Trust Account	—	(84,480,000)	—	(84,480,000)
Purchase of investments in a Fund	(3,819,459)	(3,417,113)	—	(7,236,572)
Redemption of investment in a Fund	1,738,754	1,554,600	—	3,293,354
Net Cash used in investing activities	(2,954,441)	(86,342,513)	—	(89,296,954)
Cash Flows from Financing Activities:
Proceeds from note payable to related parties	340,000	—	300,000	640,000
Repayment of note payable to related parties	—	(300,000)	—	(300,000)
Proceeds from sale of shares to Founders	—	—	1,000	1,000
Proceeeds from public offering	—	88,000,000	—	88,000,000
Costs of offering	—	(4,124,128)	(238,457)	(4,362,585)
Proceeds from sale of warrants to Founders	—	2,500,000	—	2,500,000
Net Cash provided by financing activities	340,000	86,075,872	62,543	86,478,415
Net (decrease) increase in Cash and Cash Equivalents	(834,976)	874,129	93,543	132,696
Cash and Cash Equivalents – beginning of period	967,672	93,543	—	—
Cash and Cash Equivalents – end of period	$132,696	$967,672	$93,543	$132,696
Supplemental non-cash activity:
Accrual of deferred underwriter fees	—	2,640,000	—	2,640,000
Accretion of Trust income relating to common stock subject to possible conversion	419,076	370,074	—	789,150
Cash paid during the period
Income taxes	1,732,334	1,555,205	—	3,287,539

See notes to financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)
Notes to Financial Statements
December 31, 2007

NOTE A — ORGANIZATION AND BUSINESS OPERATIONS

The Company was incorporated in Delaware on September 1, 2005. The Company was formed to serve as a vehicle for the acquisition of one or more operating businesses in the transportation and logistics sector and related industries through a merger, capital stock exchange, asset acquisition or other similar business combination. All activity from September 1, 2005 through February 21, 2006 (the date the Company completed the Offering (defined below)) related to the Company’s formation and the Offering as described below. Since February 21, 2006, the Company has been searching for a target business to acquire. In February 2008, the Company completed the acquisition of The Clark Group Inc. The Company has not generated any revenue to date other than interest income earned on the proceeds of the Offering. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s initial public offering (‘‘Offering’’) of 10,000,000 units, each consisting of one share of common stock, par value $.0001 (‘‘Shares’’), and one redeemable common stock purchase warrant (‘‘Warrants’’) exercisable for an additional Share, was declared effective on February 15, 2006. The Company consummated the Offering on February 21, 2006. In addition, the underwriters exercised their over-allotment option for an additional 1,000,000 units, which units were issued on March 1, 2006. In total, the Company recorded net proceeds of approximately $80,997,000 after deducting underwriting discounts and commissions (including $2,640,000 of deferred underwriting discounts and commissions) and offering expenses. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating an initial business combination with (or acquisition of) one or more operating businesses in the transportation and logistics sector and related industries (‘‘Business Combination’’). The operating business or businesses that the Company acquires in such Business Combination must have, individually or collectively, a fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of $2,640,000) at the time of such acquisition. At December 31, 2007, $88,423,218 ($2,640,000 of which consists of deferred underwriting discounts and commissions) of the net proceeds inclusive of interest earned subject to unpaid taxes is being held in such trust account (‘‘Trust Account’’) and is invested in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a registered credit rating agency at the time of the acquisition until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

In the event that the Company did not consummate a Business Combination within 18 months (by August 21, 2007) from the date of the consummation of the Offering (or within 24 months (by February 21, 2008) after the consummation of the Offering if a letter of intent, agreement in principle or definitive agreement was executed within such 18-month period) the proceeds held in the Trust Account would have been distributed pro rata to the Company’s public stockholders, excluding the initial stockholders to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) would have been less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering discussed in Note C).

The accompanying statements of operations and related disclosures for all the periods presented have been reformatted and restated to present earnings per share in a manner similar to the two-class method as described in Note B(3) and to include provision for income taxes into a single line item.

Liquidity – As discussed above and in Note K to the financial statements, the Company consummated a business acquisition in February 2008. The Company’s ability to meet post acquisition expected short-term and long-term operating needs, satisfy working capital requirements, if any, and make payments on amounts outstanding under the Company’s new line of credit will depend on the Company’s ability to generate cash from operations.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]	Cash and Cash Equivalents:

Cash equivalents consist of investments in one or more money market funds.

[2]	Fair value of financial instruments:

The carrying amounts of the Company’s financial assets, including cash and cash equivalents and investments held in the Trust Account approximate fair value because of their short term maturities.

[3]	Earnings per common share:

a)	Basic earnings per common share for all periods is computed by dividing the earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period.

b)	The Company’s statement of operations includes a presentation of earning per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share. Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest income attributable to common shares subject to conversion ($419,076 and $370,074 for the twelve months ending December 31, 2007 and December 31, 2006, respectively) by the weighted average number of shares subject to possible conversion. Basic and diluted net income per share amount for the shares outstanding not subject to possible conversion is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to conversion by the weighted average number of shares not subject to possible conversion.

At December 31, 2007 and 2006, the Company had outstanding warrants to purchase 13,272,727 shares of common stock.

The weighted average number of shares used in the basic and diluted net income per share for shares outstanding not subject to possible conversion for the twelve months ended December 31, 2007 and 2006 are as follows:

	Year Ended
	December 31, 2007	December 31, 2006
Weighted Average number of shares outstanding as used in computation of basic income per share	11,300,001	10,052,878
Effect of diluted securities – warrants	3,010,309	2,208,760
Shares used in computation of diluted income Per share	14,310,310	12,261,638

[4]	Income Taxes:

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact the Company’s financial position, results of operations or cash flows for the twelve months ended December 31, 2007. There were no material unrecognized tax benefits, expected changes to unrecognized tax benefits or interests and penalties as of, or for the twelve months ended December 31, 2007. Our accounting policy for recognition of interest and penalties related to income taxes is to include such items as a component of income tax expense. All tax years since our inception (September 1, 2005), as filed or yet to be filed, are open to examination by the appropriate tax authorities.

Through the closing of its business combination with Clark, the Company was a development stage special purpose acquisition company. The Company has taken a position that all start-up costs are amortizable, but deferred until after the Company completes a business combination as described in the Company’s charter. The Company believes this is a conservative position. Through the completion of the business combination with Clark, the Company’s only income was interest income from investments in the Company’s trust account, which invested principally in money market funds and short-term securities issued by and/or guaranteed by the United States government. The Company’s office and investment decisions are made in New York City. Therefore, the Company is filing New York State and New York City tax returns. There is no nexus to any state other than New York. There were no material unrecognized tax benefits, expected changes to unrecognized tax benefits or interests and penalties as of, or for the twelve months ended December 31, 2007. Our accounting policy for recognition of interest and penalties related to income taxes is to include such items as a component of income tax expense. All tax years since our inception (September 1, 2005), as filed or yet to be filed, are open to examination by the appropriate tax authorities.

[7]	New Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS No. 157’’) to eliminate the diversity in practice that exists due to the different definitions of fair value. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. SFAS No. 157 states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. As such, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP FAS 157-2-Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is evaluating the impact the adoption of SFAS No. 157 will have on the financial statements.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115’’ (‘‘SFAS No. 59’’). This standard amends SFAS No. 115, ‘‘Accounting for Certain Investment in Debt and Equity Securities’’, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact the adoption of SFAS No. 159 will have on the financial statements.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (SAB 110’’) to permit entities, under certain circumstances to continue to use the ‘‘simplified’’ method, in developing estimates of expected term of ‘‘plain-vanilla’’ share options in accordance with Statement No. 123R Share-Based Payment. SAB 110 amended SAB 107 to permit the use of the ‘‘simplified’’ method beyond December 31, 2007. The Company is evaluating the impact the adoption of SAB 100 will have on the financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (‘‘SFAS 141R’’), which replaces SFAS 141. SFAS 141R retains the fundamental requirements of SFAS 141, but revises certain principles, including the definition of a business combination, the recognition and measurement of assets acquired and liabilities assumed in a business combination, the accounting for goodwill, and financial statement disclosure. SFAS 141R will be effective for an acquisition which is on or after the beginning of the first annual reporting period, beginning on or after December 15, 2008. The Company is evaluating the impact the adoption of SFAS No. 141R will have on the financial statements.

In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51’’ (‘‘SFAS160’’). SFAS 160 established new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. The Company is evaluating the impact that the adoption of SFAS No. 160 will have on the financial statements.

NOTE C — INITIAL PUBLIC OFFERING

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

NOTE D — INVESTMENTS HELD IN THE TRUST ACCOUNT

The Company holds investments in one or more money market funds which invest principally in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized rating agency at the time of acquisition, which are carried at market value.

NOTE E — DEFFERED ACQUISITION COSTS

As of December 31, 2007, the Company has accumulated approximately $874,000 in deferred costs related to the proposed Business Combination with The Clark Group, Inc. (Note K). These costs will be capitalized contingent upon the completion of the Business Combination following the required approval by the Company’s stockholders and the fulfillment of certain other conditions. If the acquisition is not completed, these costs will be recorded as an expense. Deferred acquisition costs consist primarily of approximately $395,000 for legal services, $126,000 for accounting and due diligence services, $100,000 for fairness opinion services, $158,000 for other consulting and accounting services, and approximately $95,000 in due diligence expenses directly associated with the negotiation and execution of the Stock Purchase Agreement with The Clark Group (see Note K).

NOTE F — RELATED PARTY TRANSACTIONS

Blue Line Advisors, Inc. (‘‘Blue Line’’), a private company wholly-owned and controlled by the Company’s chief executive officer and president had advanced a total of $430,000 to the Company through February 21, 2006 which was used to pay a portion of the expenses of the Offering including the SEC registration fee, NASD registration fee, AMEX fees, legal and accounting fees and expenses. In accordance with its term, the Promissory Note of $300,000 was repaid on February 22, 2006 from the proceeds of the Offering. In addition, on February 22, 2006, the Company reimbursed Blue Line the additional $130,000 of expenses incurred on behalf of the Company reflected as an accounts payable to Blue Line.

Commencing on February 21, 2006, the Company has agreed to pay Blue Line Advisors, Inc. $7,500 per month for office space and administrative support services. For the twelve months ended December 31, 2007 and 2006, and September 1, 2005 (Date of Inception) through December 31, 2007 the Company incurred $90,000, $84,286 and $174,286 respectively, for the space and services. Upon the earlier of the completion of a Business Combination or the liquidation of the Trust Account, the Company will no longer be required to pay these monthly fees.

On January 2, 2007, two of the directors and principal stockholders transferred an aggregate of 75,000 shares of common stock from their initial pre-IPO holdings to a consultant who provided due diligence services to the Company. Such shares remain subject to the restrictions which applied prior to their transfer, including restricting the sale of such shares until the earlier of six months following a business combination or the Company liquidation. This transaction by principal stockholders is considered an expense of the Company and a contribution of capital. The shares have been valued at the stock price at the close of business at the date of transfer or $573,000. This charge is included in operating costs on the accompanying statement of operations.

On October 4, 2007, the Company’s principal inside stockholders loaned the Company approximately $340,000 to fund its expenses in excess of those paid from non-trust account funds. The loans are evidenced by promissory notes that bear interest at 10% per annum and are non-recourse against the trust account. These notes were repaid on February 13, 2008 in conjunction with the closing of the business combination with Clark.

On January 30, 2008, Messrs. Martell and Burns loaned the Company an additional $65,000 each to fund expenses in excess of those paid from the non-trust account funds. The notes are evidenced by promissory notes that bear interest at 10% per annum and are non-recourse against the trust account. These notes were also repaid on February 13, 2008 in conjunction with the closing of the business combination with Clark.

NOTE G — COMMITMENT AND CONTINGENCIES

In connection with the Offering, the Company agreed to pay underwriting discounts and commissions equal to 7.0% of the gross offering proceeds of the Offering. The underwriters agreed to defer the collection of a portion of these underwriting discounts and commissions totaling 3.0% of the gross offering proceeds and have placed the deferred portion of these fees into the Company’s Trust Account. Such fees will be paid only upon completion of a Business Combination. Accordingly, at December 31, 2007, the Company has accrued deferred underwriting discounts and commissions of $2,640,000. The underwriters have agreed to waive any deferred underwriting discounts and commissions with respect to any shares public stockholders have elected to convert into cash pursuant to conversion rights discussed in Note C.

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

NOTE H — INCOME TAXES

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset of $811,000 for the tax effect of temporary differences, aggregating $1,801,415 at December 31, 2007. Such temporary differences relate to start up costs and organization costs of $1,800,415 and $1,000, respectively.

The Company files federal and state income tax returns and is subject to federal and state income tax examinations for 2005, 2006, and 2007.

The current and deferred components of income taxes are comprised of the following:

	September 1, 2005 (Date of Inception) through December 31, 2005	Year Ended
		December 31, 2006	December 31, 2007
Current Income Tax Provision
Federal	—	966,467	997,492
State and Local	—	598,029	571,827
Total Current Income tax Provision	$—	$1,564,496	$1,569,319
Deferred Income Tax Provision (Benefit)
Federal	—	(261,000)	(249,000)
State and Local	—	(167,000)	(134,000)
Total Deferred Income Tax (Benefit)	—	(428,000)	(383,000)
Total Provision for Income Taxes	$—	$1,136,496	$1,186,319

The source of deferred tax assets as of December 31, 2007, and December 31, 2006, are as follows:

	December 31, 2006	December 31, 2007
Organization Costs	500	500
Operating Costs during Development Stage	427,500	810,500
Total Non-Current Deferred Tax Assets	$428,000	$811,000
Valuation Allowance	—	—
Net Deferred Tax Assets	$428,000	$811,000

Reconciliation of effective tax rate is as follows:	September 1, 2005 (Date of Inception) through December 31, 2005	Year Ended
		December 31, 2006	December 31, 2007
Federal Statutory Rate	0.00%	34.00%	34.00%
State and local income taxes net of federal income tax benefit	0.00%	11.30%	11.30%
Effective Tax Rate	0.00%	45.30%	45.30%

NOTE I — Summarized Quarterly Financial Information (Unaudited)

Summarized quarterly financial information fiscal information for fiscal 2007 and 2006 are as follows;

	Quarters Ended,
	March 31 2007	June 30 2007	September 30 2007	December 31 2007
Operating expenses	$886,800	$137,059	$81,935	$100,152
Other income(1)	1,043,373	1,045,846	934,853	799,718
Provision for income taxes	349,596	404,815	368,054	63,854
Net income/(Loss)	(193,023)	507,972	484,864	631,712
Maximum number of shares subject to possible conversion:
Weighted average number of shares	2,199,999	2,199,999	2,199,999	2,199,999
Income per share amount (basic and diluted)	$0.05	$0.05	$0.05	$0.04
Weighted average number of shares outstanding not subject to possible conversion:
Basic	11,300,001	11,300,001	11,300,001	11,300,001
Diluted	11,300,001	14,317,233	14,323,727	14,394,338
Net income per share amount:
Basic	$(0.03)	$0.03	$0.03	$0.05
Diluted	(0.03)	0.03	0.03	0.04

	Quarters Ended,
	March 31 2006	June 30 2006	September 30 2006	December 31 2006
Operating expenses	$160,377	$212,292	$229,172	$329,472
Other income(1)	373,279	959,012	1,048,151	1,060,138
Provision for income taxes	83,000	351,076	372,188	330,234
Net income/(Loss)	129,902	395,644	446,791	400,432
Maximum number of shares subject to possible conversion:
Weighted average number of shares	935,555	2,199,999	2,199,999	2,199,999
Income per share amount (basic and diluted)	$0.04	$0.05	$0.05	$0.05
Weighted average number of shares outstanding not subject to possible conversion:
Basic	6,242,223	11,300,001	11,300,001	11,300,001
Diluted	7,308,666	13,907,025	13,875,306	13,508,761
Net income per share amount:
Basic	$0.01	$0.03	$0.03	$0.03
Diluted	0.01	0.02	0.02	0.02

(1)	Other income represents interest earned on funds held in trust.

NOTE K — Subsequent Events (Unaudited)

1)    The Company entered into a Stock Purchase Agreement (‘‘SPA’’) with The Clark Group Inc. (‘‘Clark’’) and Clark’s stockholders on May 18, 2007. Clark is a provider of mission-critical supply chain solutions to the print media industry.

On February 12, 2008, the Company consummated its acquisition as contemplated by the Stock Purchase Agreement, dated May 18, 2007 and amended on November1, 2007 (‘‘Acquisition Agreement’’), by and among the Company, Clark and the stockholders of Clark (‘‘Acquisition’’). At the closing of the Acquisition, the Company purchased all of the issued and outstanding capital stock of Clark for a total consideration of $75,000,000 (of which $72,527,472.53 was paid in cash and $2,472,527.47 was paid by the issuance of 320,276 shares of the Company’s common stock valued at $7.72 per share). In connection with the closing of the Acquisition, the Company changed its name from Global Logistics Acquisition Corporation to Clark Holdings, Inc.

At the closing of the Acquisition, an escrow agreement (‘‘Escrow Agreement’’) was entered into providing for (i) $7,500,000 as a fund for the payment of indemnification claims that may be made by the Company as a result of any breaches of Clark’s covenants, representations and warranties in the Acquisition Agreement (‘‘Indemnification Escrow’’), (ii) $500,000 as a fund to pay the Company the amount, if any, by which the average of the working capital on the last day of the month for the twelve months ending March 31, 2008 is higher (less negative)than negative $1,588,462, and (iii) $300,000 as a fund to reimburse Clark and the Company for costs incurred in connection with discontinuing certain of Clark’s present operations in the United Kingdom.

Holders of 1,802,983 shares of our common stock voted against the Acquisition and elected to convert or have converted their shares into a pro rata portion of the trust account (approximately $8.06 per share or an aggregate of $14,536,911). After giving effect to (i) the issuance of shares in connection with the Acquisition and (ii) the conversion of shares, there are currently 12,075,365 shares of common stock outstanding. In addition, the founders have placed 1,173,438 shares of common stock into escrow pending the attainment of a specified market price. As a result of the condition to which the escrowed shares will be subject, such shares will be considered as contingent shares and, as a result, are not included in the pro forma income (loss) per share calculations. Accordingly, the Company will recognize a charge based on the fair value of the shares over the expected period of time it will take to achieve the target price.

2)    On February 15, 2008, the Company received notice from the American Stock Exchange LLC (‘‘Amex’’) indicating it no longer complies with Amex’s listing standards due to the requirement of a minimum 400 public shareholders, as set forth in Section 102(a) of the Company Guide, and that its securities are, therefore, subject to possible delisting from Amex. The Company has appealed this determination and has requested a hearing before a committee of Amex. Although the Company believes it will be able to satisfy Amex’s criteria and remain listed, there can be no assurance that the Company’s request for continued listing will be granted.

3)    Simultaneously with the acquisition, the Company received a financing commitment of up to $30,000,000 for a senior secured credit facility to (a) pay for conversion shares, (b) provide working capital for the Company and (c) provide for future permitted acquisitions. As of March 25, 2008, the Company has drawn approximately $3,413,000 to pay converting shareholders.

4)    The Company’s board of Directors and shareholders approved a Long-Term Equity Incentive Plan which took effect upon consummation of the acquisition.

5)    The Company entered into employment agreements with certain officers effective as of the closing of the acquisition.

6)    The Company entered into an agreement with a related entity whereby that entity purchased shares of common stock that was issued in the initial public offering from holders of such shares who had indicated their intention to vote against the proposal to approve the acquisition. In addition certain stockholders gave a 30-day ‘‘put’’ option that required them to purchase 120,000 of these shares from the related entity at the price they were purchased by this entity. The put option was exercised on February 28, 2008 and the shares purchased by those shareholders. The Company also granted this entity demand and piggy-back registration rights with respect to all of the shares being transferred to this entity.

UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

The following unaudited pro forma condensed combined balance sheet combines the historical balance sheet of the Company and that of Clark as of December 31, 2007, giving effect to the transactions described in the stock purchase agreement as if they had occurred on December 31, 2007. The unaudited pro forma condensed combined statement of operations combine the historical statement of operations for the Company and Clark for the year ended December 31, 2007 giving effect to the acquisition as if it had occurred as of the beginning of the fiscal year.

Under the purchase method of accounting, the preliminary purchase price has been allocated to the net tangible and intangible assets acquired and liabilities assumed, based upon preliminary estimates, which assume that historical cost approximates fair value of the assets and liabilities of Clark. As such management estimates that a substantial portion of the excess purchase price will be allocated to non-amortizable intangible assets. These estimates are subject ot change upon the finalization of the valuation of certain assets and liabilities and may be adjusted in accordance with the provisions of Statements of Financial Accounting Standard (‘‘SFAS’’) No. 141, Business Combinations.

The pro forma adjustments are preliminary, and the unaudited pro forma information is not necessarily indicative of the financial position or results of operations that may have actually occurred had the acquisition taken place on the dates noted, or our future financial position or operating results.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

AT DECEMBER 31, 2007
(ALL AMOUNTS IN THOUSANDS)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,347
Accounts Receivable, net	6,720
Prepaid expenses	1,413
Total Current Assets	$11,480
PROPERTY AND EQUIPMENT, NET	$1,413
Intangible assets and other assets, net	14,293
Goodwill	64,943
Deferred financing costs	212
Deferred tax asset	811
TOTAL ASSETS	$93,152
LIABILITY AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payables	$6,785
Accrued expenses and other payables	1,733
Notes payable-related party	340
Total Current Liabilities	$8,858
LONG TERM LIABILITES:
Deferred tax liabilites	4,113
Term loan	4,842
Total Liabilities	$17,813
STOCKHOLDERS EQUITY:
Preferred stock	$—
Common stock	1
Additional paid-in-capital	73324
Retained earnings	2014
Total Stockholders’ Equity	$75,339
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$93,152

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2007
(ALL AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

GROSS REVENUE	75,804
FREIGHT EXPENSE	(47,032)
Gross Profit	$28,772
SELLING, OPERATING AND ADMINISTRATIVE
EXPENSES	(25,008)
Income from operations	$3,764
INTEREST INCOME	179
INTEREST EXPENSE	(232)
Income before income taxes	$3,711
INCOME TAX EXPENSE	(1,484)
INCOME FROM CONTINUING OPERATIONS	$2,227
NET INCOME PER SHARE FROM CONTINUING OPERATIONS
Basic	$0.21
Diluted	$0.16
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	10,844
Diluted	13,825

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2008.

CLARK HOLDINGS INC.
By	/s/ Timothy Teagan
Timothy Teagan President and Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James J. Martell	Chairman of the Board	March 31, 2008

James J. Martell

/s/ Timothy Teagan	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2008

Timothy Teagan

/s/ Stephen M. Spritzer	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 31, 2008

Stephen M. Spritzer

/s/ Gregory E. Burns	Director	March 31, 2008

Gregory E. Burns

/s/ Edward W. Cook	Director	March 31, 2008

Edward W. Cook

/s/ Maurice Levy	Director	March 31, 2008

Maurice Levy

/s/ Donald G. McInnes	Director	March 31, 2008

Donald G. McInnes

/s/ Brian Bowers	Director	March 31, 2008

Brian Bowers