Form 10-K/A
period 2007-12-31
Clark Holdings Inc.
filed 2008-04-29
CIK 1338401

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This amendment (‘‘Amended Report’’) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, originally filed on March 31, 2008 (‘‘Original Report’’), is being filed exclusively to (i) include as Exhibit 99.3 the audited consolidated financial statements for The Clark Group, Inc. as of December 29, 2007 and December 30, 2006 and insert a reference to such financial statements under Item 9B and (ii) correct the amount of the fee paid to our principal accountant for the audit of our financial statements included herewith, as set forth under Item 14. As discussed more fully herein, we consummated our acquisition of The Clark Group, Inc. on February 12, 2008.

Except to the extent modified or updated, this Amended Report has not been amended to reflect other events occurring after the Original Report or to modify or update those disclosures affected by subsequent events. Other events occurring after the filing of the Original Report or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of the Original Report.

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

ITEM 9B.    OTHER INFORMATION

On February 12, 2008, we consummated our acquisition of Clark. Attached to this Annual Report on Form 10-K as exhibit 99.3 are Clark’s audited consolidated financial statements as of December 29, 2007 and December 30, 2006.

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

Audit Fees

During the fiscal year ended December 31, 2007, fees paid to our independent registered public accounting firm are $107,827 for the services they performed in connection with the Proxy Statement related to our business combination and reviews of Quarterly Reports on Form 10-Q filed for the quarters ending March 31, 2007, June 30, 2007, and September 30, 2007. The fee for the audit of the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2007 is approximately $83,500.

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

Audit Committee Approval

In accordance with Section 10A(i) of the Securities Exchange Act of 1934, our audit committee approved all of the foregoing services.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    The following Exhibits are filed as part of this report.

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of May 18, 2007 and amended on November 1, 2007, by and among Registrant, The Clark Group, Inc. and the stockholders of The Clark Group, Inc.(1)
3.1	Amended and Restated Certificate of Incorporation of Registrant(2)
3.2	Bylaws of the Registrant(3)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Common Stock Certificate(2)
4.3	Specimen Warrant Certificate(2)
4.4	Warrant Agreement(4)
4.5	First Supplemental Warrant Agreement by and between the Registrant and The Bank of New York(5)
10.1	Form of Letter Agreement entered into by and between the Registrant and each of the Initial Stockholders.(4)
10.2	Form of Letter Agreement entered into by and between BB&T Capital Markets, a division of Scott & Stringfellow, Inc., and each of the Initial Stockholders.(4)
10.3	Form of Lock-up Agreement entered into by and between BB&T Capital markets, a division of Scott & Stringfellow, Inc., and each of the Initial Stockholders.(4)
10.4	Form of Stock Transfer Agency Agreement entered into by and between The Bank of New York and the Registrant.(4)
10.5	Form of Trust Account Agreement entered into by and between The Bank of New York and the Registrant.(1)
10.6	Form of Registration Rights Agreement among the Registrant and each of the Initial Stockholders.(4)
10.7	Form of Letter Agreement entered into by and between the Registrant and BB&T Capital Markets, a division of Scott & Stringfellow, Inc.(4)
10.8	Form of Initial Stockholder Warrant Purchase Agreement entered into by and among the Registrant and each of the Initial Stockholders.(4)
10.9	Administrative Services Agreement entered into by and between the Registrant and Blue Line Advisors, Inc.(4)
10.10	Employment Agreement, dated May 18, 2007, between The Clark Group, Inc. and Timothy Teagan(1)
10.11	Employment Agreement, dated May 18, 2007, between The Clark Group, Inc. and John Barry(1)
10.12	Escrow Agreement, dated February 12, 2008, by and among the Registrant, the Sellers as listed on the signature page thereto, Charles C. Anderson, Jr., or in his absence, Jay Maier, as representative of the Sellers, and Continental Stock Transfer & Trust Company(1)

Exhibit No.	Description
10.13	Stockholder Escrow Agreement, dated February 12, 2008, by and among the Registrant, the parties listed under Stockholders on the signature page thereto and The Bank of New York(1)
10.14	Form of Registration Rights Agreement by and among Registrant and the stockholders listed on the signature page thereto(4)
10.15	Registrant’s 2007 Long-Term Incentive Equity Plan(1)
10.16	Credit Agreement dated as of February 12, 2008, by and among the Registrant, Clark, the Corporation, Clark Worldwide Transportation, Inc., and Highway Distribution Systems, Inc. and Evergreen Express Lines, Inc., as Borrowers, the various financial institutions thereto, as Lenders, and LaSalle, as Administrative Agent(2)
14.1	Registrant’s Code of Ethics(4)
21.1	List of Subsidiaries(2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter(4)
99.2	Nominating Committee Charter(2)
99.3	Clark’s audited consolidated financial statements as of December 29, 2007 and December 30, 2006

(1)	Incorporated by reference to the Registrant’s Definitive Proxy Statement (No. 001-32735), filed January 28, 2008.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 7, 2008.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 11, 2007.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-128591).
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of April 2008.

CLARK HOLDINGS INC.
By	/s/ Timothy Teagan
Timothy Teagan President and Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James J. Martell	Chairman of the Board	April 29, 2008

James J. Martell

/s/ Timothy Teagan	President, Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2008

Timothy Teagan

/s/ Stephen M. Spritzer	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	April 29, 2008

Stephen M. Spritzer

/s/ Gregory E. Burns	Director	April 29, 2008

Gregory E. Burns

/s/ Edward W. Cook	Director	April 29, 2008

Edward W. Cook

/s/ Maurice Levy	Director	April 29, 2008

Maurice Levy

/s/ Donald G. McInnes	Director	April 29, 2008

Donald G. McInnes

/s/ Brian Bowers	Director	April 29, 2008

Brian Bowers