Form 10-Q
period 2008-03-29
Clark Holdings Inc.
filed 2008-05-13
CIK 1338401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2008

Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                                  to

Commission File Number 001-32735

CLARK HOLDINGS INC.
(Exact Name of Issuer as Specified in Its Charter)

Delaware	43-2089172
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
121 New York Avenue, Trenton, New Jersey	08638
(Address of Principal Executive Office)	(Zip Code)

(609) 396-1100
(Issuer’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No

As of May 12, 2008, 12,030,693 shares of registrant’s common stock, par value $.0001 per share, were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

CLARK HOLDINGS INC.
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 29, 2008 AND DECEMBER 29, 2007

CLARK HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 29, 2008	December 31, 2007
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and equivalents	$2,297	$133
Accounts receivable	7,054	—
Other receivables	202	—
Prepaid expenses	1,269	159
Deferred Tax Assets – Current	1,240	—
Current assets of discontinued operations	300	—
Total current assets	12,362	292
Investments in marketable securities held in Trust Account	—	88,423
Deferred Acquisition Costs	—	874
Deferred Tax Assets – Non-Current	787	811
PROPERTY AND EQUIPMENT, net of accumulated depreciation	1,389	—
Intangible Assets	26,254	—
Goodwill	59,469	—
Other Assets	—	—
Total assets	$100,261	$90,400
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,254	$—
Accrued expenses and other payables	3,820	537
Notes Payable and Accrued Interest – Related Party		348
Deferred Underwriting Fees	—	2,640
Current Portion of Long Term Debt	683
Deferred Tax Liabilities – Current	279
Current liabilities of discontinued operations	145	—
Total current liabilities	11,181	3,525
COMMITMENTS AND CONTINGENCIES
Common Stock subject to conversion 2,199,999 shares	—	16,896
Interest attributable to common stock, subject to possible conversion (net of taxes of $658,163 and $313,349,respectively)	—	789
Long Term Debt	2,730	—
Deferred Tax Liabilities-Non-Current	11,790
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value; 1,000,000 shares authorized; none issues and outstanding	—	—
Common stock – $.0001 par value; 400,000,000 shares authorized; 13,500,000 issued and outstanding at December 31, 2007 and 12,030,693 issued and outstanding at March 29, 2008	1	1
Additional paid-in capital	72,317	67,174
Retained Earnings	2,242	2,015
Total stockholders’ equity	74,560	69,190
Total liabilities and stockholders’ equity	$100,261	$90,400

See Notes to Consolidated Financial Statements

Clark Holdings Inc.
Consolidated Statement of Income
(Unaudited)
(In Thousands)

	Quarter ended March 29, 2008	Quarter ended March 31, 2007
Gross Revenues	$19,299	$—
Freight Expense	(12,088)	—
Gross Profit	7,211	—
Depreciation and Amortization	(370)
Selling, Operating And Administrative Expenses	(5,830)	(887)
Income from Operations	1,011	(887)
Interest Income	276	1,043
Interest Expense	(49)	—
Income before income taxes and Adjustment	1,238	156
Less: Clark Group Inc. Income – December 30, 2007 to February 11, 2008	(834)	—
Income before income taxes	404	156
Income Tax Expense	(177)	(350)
Net Income	227	(194)
Earnings (Loss) per share
Basic	0.02	(0.03)
Diluted	0.02	(0.03)
Weighted Average number of shares outstanding
Basic	11,750	11,300
Diluted	11,750	11,300

See Notes to Consolidated Financial Statements

Clark Holdings Inc.
Consolidated Statements of Stockholders’ Equity
(In Thousands, except share data)

	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total
Balance – September 1, 2005 (date of inception)
Shares issued to Founders on September 22, 2005	2,500,000	$—	$1		$1
Net loss for the period ended December 31, 2005				$(1)	$(1)
Balance – December 31, 2005	2,500,000	$—	$1	$(1)	$—
Sale of $11,000,000 units, net of underwriter’s discount and offering expenses (including 2,199,999 shares subject to possible conversion)	11,000,000	$1	$80,996	$—	$80,997
Proceeds subject to possible conversion of 2,199,999 shares			(16,896)		(16,896)
Proceeds from Sale of Warrants			2,500		2,500
Accretion of trust fund relating to common stock subject to possible conversion for the year ended December 31, 2006 (net of taxes of $313,349)				(370)	(370)
Net Income for the year ended December 31, 2006				1,373	1,373
Balance – December 31, 2006	13,500,000	$1	$66,601	$1,002	$67,604
Capital contributed in the form of shares transferred by the Principal stockholders			$573		$573
Accretion of trust fund relating to common stock subject to possible conversion for the year ended December 31, 2007 (net of taxes of $344,814)				(419)	(419)
Net Income for the year ended December 31, 2007				1,432	1,432
Balance – December 31, 2007	13,500,000	$1	$67,174	$2,015	$69,190
Net Income for the quarter ended March 29, 2008				$227	$227
Equity issuance per Purchase Agreement	320,276		1,627		1,627
Reduction to stock conversion	(1,789,583)		3,256		3,256
Other adjustment due to conversion			260		260
Balance – March 29, 2008 – (UNAUDITED)	12,030,693	$1	$72,317	$2,242	$74,560

Commitments and contingencies at December 31, 2007 for conversion of 2,199,999 shares	$17,685
Stock conversion of 1,789,583 shares	(14,429)
Increase in Additional Paid in Capital for the 410,416 shares that were not converted	$3,256

See Notes to Consolidated Financial Statements

CLARK HOLDINGS, INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Quarter Ended March 29, 2008	Quarter Ended March 31, 2007
Cash Flows from Operating Activities:
Net Income	$227	$(193)
Adjustment to reconcile net income to cash flows
from operating activities
Depreciation	23	—
Amortization	321	—
Non-Cash Compensation	—	573
Deferred Tax Benefit	—	(41)
Prorated deferred underwriter fees reduction	433
(Increase) Decrease in marketable securities held in Trust account	88,423	—
(Increase) Decrease in accounts receivable	(1,337)	—
(Increase) Decrease in other receivable	(11)	—
(Increase) Decrease in prepaid expense	(216)	3
(Increase) Decrease in Deferred Income Tax	(94)	—
(Increase) Decrease in current assets of discontinued operations	87	—
Increase (Decrease) in accounts payables	239	—
Increase (Decrease) in accrued expenses and other payables	518	205
Increase (Decrease) in current liabilities of discontinued operations	13	—
Net Cash provided by operating activities	88,626	547
Cash Flows from Investing Activities:
Decrease in reserves for acquisition costs	874	—
Acquisition of Clark Group Inc	(74,634)	—
Increase (Decrease) in deferred underwriting fees	(2,640)	—
Purchase of property and equipment	(18)	—
Purchase of investments in a Fund	—	(1,041)
Redemption of investment in a Fund	—	183
Net Cash used in investing activities	(76,418)	(858)
Cash Flows from Financing Activities:
Proceeds from note payable to related parties	135	—
Repayment of note payable to related parties	(483)	—
Proceeds from term loan	3,413	—
Costs of stock conversion	(13,109)	—
Net Cash provided by financing activities	(10,044)	—
Net (decrease) increase in Cash and Cash Equivalents	2,164	(311)
Cash and Cash Equivalents – beginning of period	133	968
Cash and Cash Equivalents – end of period	$2,297	$657
Cash paid during the period
Income Taxes	$93	$183
Interest	—
Non cash disclosure
Commitments and Contingencies at December 31, 2007 for conversion of 2,199,999 shares	$17,685
Stock conversion of 1,789,583 shares	(14,429)
Increase in Additional Paid in Capital for the 410,416 shares that were not converted	$3,256
Issuance of common stock of 320,276 shares	$1,627

CLARK HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS OPERATIONS

Clark Holdings, Inc. (formerly Global Logistics Acquisition Corporatation) (the ‘‘Company’’) was incorporated in Delaware on September 1, 2005. The Company was formed to serve as a vehicle for the acquisition of one or more operating businesses in the transportation and logistics sector and related industries through a merger, capital stock exchange, asset acquisition or other similar business combination. All activity from September 1, 2005 through February 21, 2006 (the date the Company completed the Offering (defined below)) related to the Company’s formation and the Offering as described below. Since February 21, 2006, the Company had been searching for a target business to acquire. On May 18, 2007, the Company entered into a Stock (‘‘Purchase Agreement) with The Clark Group Inc.(‘‘CGI’’) and its wholly owned subsidiaries in which the Company agreed to purchase 100% of CGI’s shares of common stock. In February 2008, the Company completed the acquisition of CGI (the ‘‘Acquisition’’) (Note 4).

The registration statement for the Company’s initial public offering (‘‘Offering’’) of 10,000,000 units, each consisting of one share of common stock, par value $.0001 (‘‘Shares’’), and one redeemable common stock purchase warrant (‘‘Warrants’’) exercisable for an additional Share, was declared effective on February 15, 2006. The Company consummated the Offering on February 21, 2006. In addition, the underwriters exercised their over-allotment option for an additional 1,000,000 units, which units were issued on March 1, 2006. In total, the Company recorded net proceeds of approximately $80,997,000 after deducting underwriting discounts and commissions (including $2,640,000 of deferred underwriting discounts and commissions) and offering expenses. The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering were intended to be generally applied towards the consummation of an initial business combination with (or acquisition of) one or more operating businesses in the transportation and logistics sector and related industries (‘‘Business Combination’’). The operating business that the Company acquired in such Business Combination had to have a fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of $2,640,000) at the time of such acquisition. At December 31, 2007, $88,423,218 ($2,640,000 of which consists of deferred underwriting discounts and commissions) of the net proceeds inclusive of interest earned subject to unpaid taxes was held in such trust account (‘‘Trust Account’’) and was invested in short-term securities issued or guaranteed by the United States until the the Acquisition on February 12, 2008. The remaining proceeds after Acquisition Costs, were used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

The accompanying statements of operations and related disclosures for all the periods presented have been reformatted and reclassified to present earnings per share in a manner similar to the two-class method as described and include provision for income taxes into a single line item.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation for Interim Reporting:     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to

Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in comprehensive annual financial statements presented in accordance with U.S. generally accepted accounting principles have generally been condensed or omitted pursuant to Securities and Exchange Commission (‘‘SEC’’) rules and regulations.

Management believes that the accompanying condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K, as amended and the Company’s Definitive Proxy Statement on Schedule 14-A filed with the SEC on January 28, 2008.

Fiscal Year End:    The Company through 2007 had December 31 as its fiscal year end. The Company, due to the acquisition of CGI, has adopted the CGI’s fiscal year methodology of a 52 – 53 week fiscal year ending on the Saturday closest to December 31. The 2008 fiscal year will be a 53 week fiscal year, that will end on January 3, 2009.

Business Activity   —   Clark Holdings Inc. is a logistics services company that provides ground, air and ocean freight forwarding, contract logistics, customs clearances, distribution, inbound logistics, truckload brokerage and other supply chain management services. The Company serves its clients through a network of contract logistics providers and distribution centers.

Consolidation — The consolidated financial statements include the accounts of Clark Holdings Inc. and its subsidiaries. All significant inter-company transactions have been eliminated in consolidation. The Company is a holding company with investments in operating entities, Clark Group Inc., Clark Distribution Systems, Inc., Clark Worldwide Transportation Limited (discontinued operation), Clark Worldwide Transportation, Inc., Highway Distribution Systems, Inc. and Evergreen Express Lines, Inc.

Business Combinations   —   The Company has accounted for the Acquisition under the purchase method of accounting in accordance with Statements of Financial Accounting Standards (‘‘SFAS’’) No.141 ‘‘Business Combinations’’. Accordingly, the cost of the acquisition has been allocated to the assets and liabilities based upon their respective fair values, including identifiable intangible assets (such as, non-compete agreements, trade names, software know how, and customer relationships) and the remaining cost allocated to goodwill. The results of CGI’s operations from January 1, 2008 to the Acquisition date have been included in the Company’s consolidated financial statements.

Recognition of Revenue — Gross revenues consist of the total dollar value of goods and services purchased from us by our customers. Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, establishes the criteria for recognizing revenues on a gross or net basis. All transactions are recorded at the gross amount we charge our customers for the service. In these transactions, we are the primary obligor, we are a principal to the transaction, we have all the credit risk, we maintain substantially all risks and rewards, we have discretion to select the supplier, and we have latitude in pricing decisions. We have no material revenues relating to activities where these factors are not present. The Company also recognizes revenue in accordance with Method 5 of Emerging Issues Task Force (EITF) Issue No. 91-9, Revenue and Expense Recognition for Freight Services in Process. Accordingly, gross revenue and freight consolidation costs for domestic ground freight, international air and ocean freight forwarding services are recognized based upon the relative transit time in each reporting period with expense recognized as incurred. We compute relative transit time by considering the mode of transportation and the destination. Our domestic ground freight times are highly predictable and are based on historical delivery times. We estimate our international air and ocean freight transit times based on published third party carrier arrival schedules. Gross profits are gross revenues less freight expense.

Cash and Cash Equivalents   —   For purposes of the consolidated statements of cash flows, the Company considers all short term, highly liquid investments with an original maturity of less than 90 days to be cash equivalents.

Accounts Receivable   —   Accounts receivable are recorded at management’s estimate of net realizable value. Management evaluates the adequacy of the allowance for uncollectible accounts on a customer specific basis. These factors include historical trends, general and specific economic conditions and local market conditions. Accounts are written off when management determines collection is doubtful. The balances for the allowance for uncollectible accounts were $327,000 and $0 respectively for the years ended March 29, 2008 and December 31, 2007.

Property and Equipment   —   Property and equipment are stated at fair value as of the date of the acquisition of the Clark Group Inc. Buildings and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the related lease term or useful lives of the assets. Gains and losses on disposal of property and equipment are recognized when the asset is sold. Expenditures for maintenance and repairs are expensed as incurred, whereas expenditures for improvements and replacements are capitalized.

Freight Expense   —   Freight expense includes purchased transportation expenses and our operated fleet expenses, including equipment rents and leases, maintenance, fuel and driver personnel expenses.

Selling Operating and Administrative Expenses   —   Selling, operating and administrative expenses includes all operating expense except freight. These expenses include personnel, occupancy, packaging, supplies, insurance, cargo losses and depreciation.

Fair Value of Financial Instruments   —   The Company’s financial instruments consist of accounts receivable, accounts payable, accrued expenses and debt. The fair value of these financial instruments approximates their carrying value.

Operating Leases — The Company leases all of its distribution facilities and transportation equipment. At inception, each lease is evaluated to determine whether the lease will be accounted for as an operating or capital lease. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal can be reasonably assured and failure to exercise such option would result in an economic penalty. The Company currently has no leases that meet the capital lease requirements, therefore all leases are currently accounted for as operating.

Use of Estimates   —   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements.

The Company accrues freight expense for any transportation pool costs that have been incurred as of an accounting cutoff, but have not been invoiced and included in accounts payable. These estimates are used to substantiate vendor invoices that are processed for payment, as well as Clark’s accruals for purchased transportation for shipments in process at its accounting cutoffs.

In the ordinary course of operations, employees may be injured and file a claim for workers compensation. Based upon its review of open claims, management adjusts the balance sheet accrual to equal its estimate of incurred losses, including an estimate for incurred but not reported claims (IBNR). IBNR includes future development of incurred losses.

Actual results could differ from these estimates.

Accounting for Goodwill, Intangibles and Other Long-lived Assets   —   The Company accounts for goodwill, intangibles and other long-lived assets in accordance with SFAS No. 142, Goodwill and Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The Company will measure for potential goodwill impairment using a discounted cash flow model to determine the estimated fair value of our reporting units. The discounted cash flow model contains significant assumptions and estimates about discount rates, future operating results and terminal values that could materially affect the Company’s operating results or financial position if they were to change significantly in the future. The Company will perform its goodwill impairment test annually at the end of the fourth quarter and whenever events or changes in facts or circumstances indicate that impairment may exist.

In accordance with SFAS No. 144, when events, circumstances or operating results indicate that the carrying values of certain long-lived assets and related identifiable intangible assets (excluding goodwill) that are expected to be held and used might be impaired, the Company prepares projections of the undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the projections indicate that the recorded amounts are not expected to be recoverable, such amounts are reduced to estimated fair value. Fair value may be estimated based upon internal evaluations that include quantitative analysis of revenues and cash flows, reviews of recent sales of similar assets and independent appraisals.

Comprehensive Income   —   SFAS No. 130, Reporting Comprehensive Income, established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income for years ended December 29, 2007 and December 30, 2006 was the same as net income for the Company.

Share Based Compensation   —   SFAS No. 123 (revised 2004), ‘‘Share-Based Payments,’’ (‘‘SFAS 123R’’) requires the Company to recognizes expense for its share based compensation based on the fair value of the awards that are granted. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. Option valuation methods require the input of highly subjective assumptions, including the expected stock price volatility. Measured compensation expense related to such option grants, is recognized ratably over the vesting period of the related grants. (See note 10).

Foreign Currency   —   For consolidation purposes, assets and liabilities expressed in currencies other than U.S. dollars are translated at the rates of exchange effective at the balance sheet date. These gains and losses arising on re-measurement are accounted for in the income statement. Operating results for the year are translated using average rates of exchange for the year. Gains and losses on translation are not material.

Income Taxes   —   The Company adopted the provisions of Financial Accounting Standards Board (‘‘FASB’’) No, 48 as of January 1, 2007. Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements and requires companies to use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. The adoption did not impact the Company’s financial position, results of operations or cash flows for the twelve months ended December 31, 2007. As of March 29, 2008, the Company had no material unrecognized income tax benefits, expected changes to unrecognized income tax benefits or interest and penalties.

The Company’s accounting policy for recognition of interest and penalties related to income taxes is to include such items as a component of income tax expense.

CGI was a subchapter S corporation through February 12, 2008, the date of acquisition. Prior to February 12, 2008, CGI was not subject to federal or state income tax, with the exception of certain states that do not recognize federal S corporation status. CGI has evaluated the potential tax, interest and penalties relating to this exposure and of December 29, 2007 it was determined to be immaterial. Upon acquisition, CGI’s S corporation status was terminated, and after that date will be taxed as a C corporation for federal and state income tax purposes. The Company will file a consolidated income tax return for federal tax purposes and in states where consolidated filings are allowed or required. The Company will file income tax returns in the United Kingdom for its foreign subsidiary for 2008. The Company will begin filing in all jurisdictions determined by the Company to have potential exposure in 2008. All tax years since our inception (September 1, 2005) as filed or yet to be filed are open to examination by the appropriate tax authorities.

FIN 48: Accounting for Uncertainty in Income Taxes   —   Management has developed control processes and procedures that will achieve the following control objectives with respect to FIN 48 and uncertain tax positions:

•	All material tax positions taken or expected to be taken in tax returns are identified.

•	The appropriate unit of account is determined for each material tax position.

•	Only tax positions that meet the more-likely-than-not recognition threshold are recognized.

•	All tax positions that meet the more-likely-than-not recognition threshold are recognized.

•	All previously unrecognized tax positions that subsequently meet the more-likely-than-not recognition threshold are recognized in the first interim period in which the recognition threshold is met.

•	All previously recognized tax positions that subsequently fail to meet the more-likely-than-not recognition threshold are derecognized in the first interim period in which the recognition threshold is not longer met.

•	The amount of benefit recognized for each tax position is the largest amount that is greater than 50 percent likely to be realized.

•	New information — such as new tax laws, regulations, and court cases — that affects the recognition and measurement of the benefits of a tax position is identified in a timely manner and properly evaluated.

•	The recognition and measurement of the benefits of a tax position reflect all information available to management at the reporting date and do not take into account facts and circumstances and developments occurring after the reporting date but before the issuance of the financial statements.

•	Interest and penalties are properly measured and recorded for all uncertain tax positions.

•	Amounts recorded for unrecognized tax benefits, including interest and penalties, are properly presented, classified, and disclosed in the financial statements.

Earnings per common share   —   Basic earnings per common share for all periods is computed by dividing the earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period.

Prior to the acquisition of CGI, the Company’s statement of operations had included a presentation of earning per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share.

•	Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest income attributable to common shares subject to conversion by the weighted average number of shares subject to possible conversion.

•	Basic and diluted net income per share amount for the shares outstanding not subject to possible conversion is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to conversion by the weighted average number of shares not subject to possible conversion.

Upon the Acquisition, the Company emerged from being a ‘‘Special Purpose Acquisition Corporation’’, this method of presenting earnings per common share became irrelevant.

New Accounting Standards   —   On September 15, 2006, the FASB issued, SFAS No. 157, Fair Value Measurements. The standard provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. On November 14, 2007, the FASB granted a one-year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities. This deferral was formalized in February 2008, when the FASB issued FASB staff position ‘‘FSP’’ SFAS No.157-2, ‘‘Effective Date of FASB Statement No. 157’’. The company is currently in the process of evaluating the impact of adopting this pronouncement.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This new standard provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB believes that SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and No. 107. This Statement is effective beginning January 1, 2008 for the Company, with early adoption permitted under certain circumstances. Management is currently evaluating the impact that adoption of SFAS No. 159 will have on the Company’s financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51’’ (‘‘SFAS160’’). SFAS 160 established new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. The Company is evaluating the impact that the adoption of SFA No. 160 will have on the financial statements.

3.	INITIAL PUBLIC OFFERING

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

4.	ACQUISITION AND BUSINESS COMBINATION OF THE CLARK GROUP INC.

The Company entered into a Stock Purchase Agreement (‘‘SPA’’) with The Clark Group Inc. (‘‘CGI’’) and CGI’s stockholders on May 18, 2007. CGI is a provider of mission-critical supply chain solutions to the print media industry.

On February 12, 2008, the Company consummated its acquisition as contemplated by the SPA, amended on November 1, 2007 (‘‘Acquisition Agreement’’), by and among the Company, CGI and the stockholders of CGI (‘‘Acquisition’’). At the closing of the Acquisition, the Company was to purchase all of the issued and outstanding capital stock of CGI for a total consideration of $75,000,000 (of which $72,527,472.53 was paid in cash and $2,472,527.47 by the issuance of 320,276 shares of the Company’s common stock initially valued at $7.72 per share). In connection with the closing of the Acquisition, the Company changed its name from Global Logistics Acquisition Corporation to Clark Holdings, Inc.

At the closing of the Acquisition, an escrow agreement (‘‘Escrow Agreement’’) was entered into providing for (i) $7,500,000 as a fund for the payment of indemnification claims that may be made by the Company as a result of any breaches of CGI’s covenants, representations and warranties in the Acquisition Agreement (‘‘Indemnification Escrow’’), (ii) $500,000 as a fund to pay the Company the amount, if any, by which the average of the working capital on the last day of the month for the twelve months ending March 31, 2008 is higher (less negative)than negative $1,588,462, and (iii) $300,000 as a fund to reimburse CGI and the Company for costs incurred in connection with discontinuing certain of CGI’s present operations in the United Kingdom.

Holders of 1,802,983 of the Company’s shares of common stock voted against the Acquisition and elected to convert or have converted their shares into a pro rata portion of the trust account (approximately $8.06 per share or an aggregate amount of $14,536,911). After giving effect to (i) the issuance of 320, 276 shares in connection with the Acquisition and (ii) the conversion of shares, there are currently 12,030,693 shares of common stock outstanding. In addition, the founders of the company have placed 1,173,438 shares of common stock into escrow pending the attainment of a specified market price (restricted shares) and these are included in authorized and outstanding shares at March 29, 2008. As a result of the condition to which the escrowed shares will be subject, such shares will be considered as contingent shares and, as a result, are not included in the pro forma income (loss) per share calculations. Accordingly, the Company will recognize a charge based on the fair value of the shares over the expected period of time it will take to achieve the target price, if and only if the expected probability of the share price attaining the specified market price exceeds 50 percent (see Note 13).

The Company has accounted for the Acquisition under the purchase method of accounting. Accordingly, the cost of the acquisition has been allocated to the assets and liabilities based upon their respective fair values, including identifiable intangibles and remaining cost allocated to goodwill. The results of operations have been included in the Company’s consolidated financial statements from January 1, 2008 to the date of the acquisition. The Company continues to refine the fair value estimates in accordance with SFAS 141. As additional information becomes available and as actual values vary from these estimates, the underlying assets and liabilities may need to be adjusted, thereby impacting intangible asset estimates, as well as goodwill.

The final purchase price for the Acquisition at closing was determined based on the value of the cash consideration paid by the Company, the value of Company’s common stock on the day of the Acquisition, and the direct acquisition costs incurred. The aggregate purchase price of $76,261,301 represents the sum of (i) $64,876,642 which represents cash consideration paid directly to CGI’s shareholders, (ii) $8,300,000 deposited in three separate escrows, as described above (iii) $493,192 of deferred acquisition costs paid at closing, (iv) $964,465 of deferred acquisition costs paid prior to closing, and (v) $1,627,002 for 320,276 shares of common stock that were issued to two executive officers of the company at closing, which was valued at a market price of $5.08 per share as on February 12, 2008.

Components of the purchase price of the Acquisition are as follows:

Cash to CGI Shareholders	$64,876,642
Cash in escrows	8,300,000
Acquisition Costs paid at Closing	493,192
Acquisition Costs paid prior to Closing	964,465
Total	74,634,299
Issuance of 320,276 shares of common Stock at $5.08 per share	1,627,002
Total Purchase Price	$76,261,301

Reconciliation of initial cash payment per the SPA to cash paid at closing of the Acquisition is summarized as follows:

Initial estimate of cash distribution	$72,527,473
Cash in escrow	(8,300,000)
Interim working capital adjustment to purchase price	495,067
Reimbursement of Professional fees	154,102
Cash to CGI shareholders	$64,876,642

A preliminary allocation of the purchase price of CGI to the estimated fair values of the assets acquired and liabilities assumed of CGI on February 12, 2008 was made and recorded during the fiscal quarter ended March 29, 2008. The preliminary allocation of the purchase price, including the evaluation and allocation to identifiable intangible assets, recognition of deferred taxes and allocation to goodwill resulting from the Acquisition, was made by management based on a valuation report that was prepared for management by an independent valuation firm and included certain assumptions management considers reasonable. The preliminary estimates will be subject to change based on the finalization of asset and liability valuations of CGI, and will depend in part on prevailing market rates and conditions. A final determination of the fair values will be completed during fiscal year 2008. The final valuations will be based on the actual net tangible and intangible assets of CGI that existed as of February 12, 2008. Any adjustments may change the allocation of purchase price, which could affect the fair value assigned to the assets acquired and liabilities assumed and could result in a material change to the Company’s consolidated financial statements.

The preliminary allocation of the fair value of the assets acquired and liabilities assumed in the Acquisition of CGI are as follows:

Current assets	$6,956,000
Current assets of discontinued operations	388,000
Property and equipment	1,394,000
Intangibles	26,575,000
Goodwill	48,521,000
Current liabilities	(7,441,000)
Current liabilities of discontinued operations	(132,000)
Total fair value of assets and liabilities	$76,261,000

6.	PROPERTY AND EQUIPMENT:

Property and equipment consist of:

	Estimated useful lives	March 29, 2008	December 31, 2007
Land		$71,000
Building	40 years	465,000
Leasehold improvements	3 - 7 years	97,000
Furniture and office equipment	3 - 7 years	502,000
Equipment	3 - 7 years	277,000
		1,412,000	-0-
Accumulated depreciation		(23,000)
Property and equipment, net		$1,389,000	-0-

Property and equipment acquired in the Acquisition was assigned fair value of $1,394,000. Purchases of property and equipment totaled $18,000 for the quarter ended March 29, 2008.

Depreciation expense for continuing operations was $49,000 ($26,000 from January 1, 2008 to the Acquisition and $23,000 after the Acquisition) and $0 for the quarters ended March 29, 2008 and March 31, 2007 respectively. Repairs and maintenance expense for continuing operations was $162,000 and $0 for the quarters ended March 29, 2008 and March 31, 2007, respectively.

7.	INTANGIBLE ASSETS

The following table summarizes the Company’s intangible assets as of March 29, 2008:

	Amortization Period	Fair Value at Acquisition
Software	5	$1,197,000
Non-compete agreements	6	6,412,000
Tradenames	—	5,378,000
Customer relationships	12	13,588,000
		26,575,000
Accumulated amortization		(320,944)
Intangible assets		$26,254,056

Amortization expense for the quarters ended March 29, 2008 and March 31, 2007 was $320,944 and $0, respectively.

8.	DEBT:

Simultaneously with the Acquisition, the Company entered into a Credit Agreement as borrowers, with various financial institutions party thereto, as lenders, and LaSalle Bank National Association, as administrative agent (‘‘LaSalle’’) (‘‘Credit Agreement’’). Pursuant to the Credit Agreement, the Company received a financing commitment of up to $30,000,000 for a senior secured credit facility from LaSalle in order to (a) pay out converted shares, (b) provide working capital for the Company and the Company’s direct and indirect subsidiaries and (c) provide for future permitted acquisitions. The facility consists of up to $20,000,000 that may be drawn within 60 days of the Closing Date (subsequently extended to 120 days on April 18, 2008) as a term loan sublimit and up to $30,000,000, less any amount drawn under the term loan sublimit, as a revolving credit facility with a $3,000,000 sublimit for letters of credit. As of March 29, 2008, $3,413,392 was outstanding on the term loan. On April 22, 2008, the Company made an additional draw down of $1,319,864 under the term loan to pay Converting Shareholders. No funds have been drawn down under the revolving credit facility.

Interest is payable at 1.75% over Libor, or 0% above the Prime Interest Rate. The non-use fee is 0.50% per year and the Letter of Credit fees aree at 1.75%. As of March 29, 2008, the interest rate on the term loan was 4.80%.

A schedule of the principal repayments as of March 29, 2008 is as follows:

Year
2008	$512,009
2009	682,678
2010	682,678
2011	1,536,027
$3,413,392

The Company has issued approximately $1,417,000 in bank letters of credit. Future payments under the Company’s workers’ compensation insurance program represented $1,174,000 of this amount, and the balance was issued as a security deposit for its leased UK property, which was disposed of on August 30, 2007 (Note 14). To date, this letter of credit has not been relinquished by the local UK bank and management is actively pursing the release of this letter of credit.

Interest expenses for the term loan was $43,000 and $0 for quarters ended March 29, 2008 and March 31, 2007, respectively. In addition, the Company recognizes fees associated with the revolving credit line, the letters of credit and the term loan as interest expense. These fees totaled approximately $6,000 and $0 for the quarters ended March 29, 2008 and March 31, 2007, respectively. The Company must comply with certain financial covenant in accordance with the Credit Agreement.

9.	INSURANCE ACCRUALS:

The Company uses a combination of insurance and self-insurance to provide for the liabilities for workers’ compensation, healthcare benefits, general liability, property insurance, and vehicle liability. Liabilities associated with the self-insured risks are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other assumptions. The estimated accruals for these liabilities, portions of which are calculated by independent third party service providers, could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. The self-insurance reserve for medical, dental and workers’ compensation was included in ‘‘accrued expenses ’’ on the balance sheets and at March 29, 2008 and December 30, 2007 was $451,000 and $0 respectively.

10.	STOCK BASED COMPENSATION

During the quarter ended March 29, 2008, no stock options vested or were exercised. The Company’s 2007 Long-Term Incentive Equity Plan (the ‘‘Plan’’), became effective with the consummation of the Acquisition. The Plan was established to grant stock options, stock appreciation rights, restricted stock, deferred stock and other stock based awards to its directors, officers, employees and consultants. Under the Plan, all stock option awards are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant which expire ten years after date of the grant. On March 13, 2008, the Company granted 60,000 stock options (in total) of the Company’s common stock to all six of the non-employee directors on the Board of Directors. These stock options vest over a three year period. Shares issued as a result of future stock option exercises, if any, will be newly issued shares.

The Company has not recognized compensation expense for stock options awarded in the quarter ended March 29, 2008. The total compensation expense not recognized was $168,780, which is expected to be recognized over a weighted average vesting period of approximately three years. Basic and fully diluted weighted average shares outstanding for the three months ended March 29, 2008.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model that uses various assumptions for inputs as noted. Generally, the Company uses expected volatilities and risk-free interest rates that correlate with the expected term of the option when estimating an option’s fair value. To determine the expected life of the option, the Company uses average life over the option. Expected volatility is based on historical volatility of the stock prices of comparable logistic companies of similar market value, given the lack of trading history of the Company’s stock, and the expected risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant. The assumptions used for the fiscal 2008 grants were: (1) expected volatility of 58%, (2) risk-free interest rate of 3.00%, (3) expected dividends of 0.0% and (4) average life of 10 years.

Activity related to non-vested options for the quarter ended March 29, 2008

	Shares	Weighted Average Grant Date Fair Value Price
Non Vested as of January 1, 2008	—	—
Granted	60,000	$2.81
Vested	—	—
Non Vested as of March 29, 2008	60,000	—

11.	BUSINESS SEGMENTS:

The Company identifies business segments into Domestic and International. The Domestic segment consists of operations serving a variety of wholesale customers in North America. The International segment consists principally of shipments outside North America. Financial information on business segments for the quarters ended March 29, 2008 and March 31, 2007 is presented below (in thousands):

Business Segments:

Quarter Ended March 29, 2008

	Domestic	International	Consolidated
Net revenues	$16,159	$3,140	$19,299
Freight expense	$(10,253)	(1,835)	(12,088)
Gross profit	5,906	1,305	7,211
Selling, operating, and administrative expenses	$(4,555)	(1,275)	(5,830)
Income from operations before depreciation,
amortization, interest and taxes	$1,351	$30	$1,381
Total assets	$87,733	$12,228	$99,961
Capital expenditures (including fair value of assets purchased in Acqusition)	$1,191	$221	$1,412
Quarter Ended March 31, 2007
	Domestic	International	Consolidated
Net revenues	$—	$—	$—
Freight expense	—	—	—
Gross profit	—	—	—
Selling, operating, and administrative expenses	(887)	—	(887)
Income from operations before depreciation,
amortization, interest and taxes	$(887)	$—	$(887)
Total assets	$88,379	$—	$88,379
Capital expenditures	$—	$—	$—

For purposes of this disclosure, all inter-company transactions have been eliminated and all activities associated with the discontinued operations have been excluded.

12.	INCOME TAXES

A summary of the components of the provision (benefit) for income taxes is as follows:

	Three months ended
	3/29/2008	3/31/2007
Federal:
Current	$172,599	$220,594
Deferred	(71,749)	(29,000)
	100,850	191,594
State:
Current	98,388	170,002
Deferred	(22,293)	(12,000)
	76,095	158,002
	$176,945	$349,596

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Three months ended
	3/29/2008	3/31/2007
Tax provision computed at the federal statutory rate	34.00%	34.00%
Effect of state income taxes, net of federal benefits	14.20%	11.03%
Other permanent differences, net	1.78%	0.00%
	49.98%	45.03%

The Company recorded a deferred tax liability of $11,418,278 on the date of Acquisition to record for financial statement purposes the fair value of certain acquired identifiable intangible assets. Such temporary differences relate to software of $1,196,580, non-compete agreements of $6,412,135, tradename of $5,377,980 and customer relationships of $13,588,089. None of the goodwill recorded for financial statement purposes is expected to be deductible for income tax purposes.

The Company also recorded a net deferred tax asset of $507,663 on the date of acquisition to record the temporary differences carried over from CGI. In addition, the Company had recorded a deferred tax asset of $774,000, for the tax effect of temporary differences, aggregating $1,801,415 at date of acquisition. Such temporary differences relate to start up costs and organization costs of $1,800,415 and $1,000, respectively.

Temporary differences which created deferred tax assets (liabilities) at March 29, 2008 and March 31, 2007 are as follows:

	Three months ended
	March 29, 2008		March 31, 2007
	Current	Non-current	Current	Non-current
Deferred tax assets:
Accruals	$295,046	$—	$—	$—
State tax	804,377	—	—	—
Amortization	—	786,929	—	469,000
Allowance for bad debts	140,295	—	—	—
Total deferred tax assets	1,239,718	786,929	—	469,000
Deferred tax liabilities:
Depreciation	—	(66,055)	—	—
Amortization	—	(11,724,120)	—	—
Prepaids	(250,727)	—	—	—
Other	(28,318)	—	—	—
Total deferred tax liabilities	(279,045)	(11,790,175)	—	—
Total deferred tax asset (liability), net	$960,673	$(11,003,246)	$—	$469,000

In accordance with SFAS No. 109, the Company recognize deferred tax assets and liabilities based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already recorded the tax benefit on the in the income statement. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. We have determined that no such allowance is required.

13.	RESTRICTED STOCK IN ESCROW

Upon the closing of the Acquisition, the founders of the Company, placed an aggregate of 1,173,438 of their shares (‘‘restricted stock’’) into escrow pursuant to a Stockholder Escrow Agreement (‘‘Escrow Agreement’’). These will be released from escrow if, and only if, prior to the fifth anniversary of the closing, the last sales price of the Company’s common stock equal or exceeds $11.50 per share for any 20 trading days within a 30 day trading day period. Upon satisfaction of this condition, shares shall be released to thefounders. If such condition is not met, the shares placed in escrow will be cancelled. The release condition may not be waived in any circumstances. The terms of the escrow agreement will restrict the founders from selling or otherwise transferring the escrowed shares during the period the escrow arrangement is in effect, subject to certain limited exceptions such as transfers to family members and trusts for estate planning purposes, the death of the founder and transfers to an estate or beneficiaries, provided that the recipients agree to remain subject to the arrangement.

This restricted stock in escrow is accounted for in accordance with SFAS No. 123 (revised 2004), ‘‘Share-Based Payments’’. In accordance with SFAS 123, the company used a Black-Scholes model in conjunction with a lattice or decision path model to simulate the future prices of the Company’s stock over a five year period. (100,000 simulated decision paths were simulated in calculating the probability that the stock would exceed $11.50 in 5 year period for 20 out of 30 days)

Key assumptions used in the model are as follows:

•	The stock price of CHI was $5.08 per share as the close on 02/12/2008

•	The risk free rate for the Black Scholes model is 2.31% (3 month Treasury rat as of 02/12/2008)

•	Time to expiration is five years that consist of 1260 business days

•	The shares release on the first day that follows a thirty business day period in the stock prices equal or exceed $11.50 in twenty of the days.

•	The volatility used in the model was increased from 31.53% (used in the proxy statement dated January 28, 2008 and used to value the estimated value of the options awarded two executives) to 52.7% and 58.3%. The higher volatility values, which would increase the probability of the stock achieving the 11.50 goal, was chosen since it better represented the volatility of logistic firms that had market capitalizations more similar in the market value to the Company.

The results of the 100,000 lattice or decision path simulations was as follows:

•	The probability of the stock achieving an $11.50 per share value at the end of 5 years is between 26.445% to 28.028%.

•	This implies that associated with 100,000 price paths (i.e., ‘‘decision paths’’), only up to 28,028 of these paths achieved an $11.50 per share price after 5 years.

•	The remaining (approximately) 72,000 price paths never achieve the $11.50 per share price.

•	The fair value of the restricted stock as of 02/12/2008 is between $3.33 to $3.59 per share (versus $5.08 per the market).

The ‘‘middle result’’ or expected value-median-mean in the 50% range would require approximately 50,000 price paths achieving a $11.50 per share price. The results generated by this study are substantially less than 50,000 required to account for this in our financial statements. As a result, the Company did not record any expense associated with the restricted stockfor the quarter ended March 29, 2008.

In addition, the Company accounts for restricted stock in escrow in accordance with accordance with SFAS No. 128 ‘‘Earnings per Share’’. Pursuant to paragraph 30, Contingently Issuable Shares are excluded from the diluted earning per share calculation only ‘‘if the current market price at the end of the period being reported on if the effect is dilutive’’. The price of the stock was $3.90 on March 29, 2008 and is therefore excluded from diluted earning per share. In addition, these shares are not included in the pro forma income (loss) per share calculations.

14.	DISCONTINUED OPERATIONS:

On May 18, 2007 CGI’s stockholders agreed to sell 100% of the outstanding shares of common stock to The Company. In connection with the execution of the purchase agreement, CGI committed to a plan to discontinue its operations located in the United Kingdom. Operations were discontinued on August 19, 2007 and the facility was vacated by the end of the month. CGI negotiated the cancellation of its facility lease and incurred an expense in the amount of $1,552,000 in 2007. In accordance with Statements of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recognized the expenses associated with the severance and lease cancellation in the period in which they were incurred.

The following summarizes the balance sheets of the United Kingdom discontinued operations as of March 29, 2008 and March 31, 2007 as follows:

	March 29, 2008	March 31, 2007 (of CGI)
CURRENT ASSETS OF DISCONTINUED OPERATIONS
Accounts receivable	—
		459
Other receivables	300	35
Prepaid expenses	—	193
Total current assets of discontinued operations	300	687
CURRENT LIABILITIES OF DISCONTINUED OPERATIONS
Accounts payable	66	237
Accrued expenses and other payables	79	259
Total liabilities of discontinued operations	145	496

The results for the Discontinued Operations for the quarters ended March 29, 2008 of the Company and March 31, 2007 for CGI are as follows:

	March 29, 2008	March 31, 2007 (of CGI)
Gross Revenues	—	718
Freight Expense	—	(493)
Gross Profit	—	225
Selling , Operating and Administrative Expenses & Loss Impairment of PP&E	—	(495)
Loss From Discontinued Operations	—	(270)

15.	PRO FORMA FINANCIAL STATEMENTS

CLARK HOLDINGS INC.

CONSOLIDATED PRO FORMA BALANCE SHEET
(UNAUDITED)
(In Thousands)

	March 29, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and equivalents	2,297	$2,115
Accounts receivable	7,054	6,362
Other receivables	202	358
Prepaid expenses	1,269	1,106
Deferred Tax Assets – Current	1,240	1,240
Current assets of discontinued operations	300	437
Total current assets	12,362	11,618
Investments in marketable securities held in Trust Account	—	—
Deferred Acquisition Costs	—	—
Deferred Tax Assets – Non-Current	787	747
PROPERTY AND EQUIPMENT, net of accumulated depreciation	1,389	1,413
Intangible Assets	26,254	26,575
Goodwill	59,469	59,469
Other Assets	—	—
Total assets	$100,261	$99,822
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,254	$6,785
Accrued expenses and other payables	3,820	2,868
Deferred Underwriting Fees – Current	—	—
Current Portion of Long Term Debt	683	683
Deferred Tax Liabilities – Current	279	279
Current liabilities of discontinued operations	145	126
Total current liabilities	11,181	10,741
Long Term Debt	2,730	2,730
Deferred Tax Liabilities – Non-Current	11,790	11,844
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value; 1,000,000 shares authorized; none issues and outstanding		—
Common stock – $.0001 par value; 400,000,000 shares authorized;
12,030,693 issued and outstanding at December 31, 2007 and 12,030,693 issued and outstanding at March 29, 2008	1	1
Additional paid-in capital	72,317	72,491
Retained Earnings	2,242	2,015
Total stockholders’ equity	74,560	74,507
Total liabilities and stockholders’ equity	$100,261	$99,822

Consolidated Pro Forma Balance Sheet as of December 31, 2007 prepared using the assumption that the Acquisition occurred at December 31, 2007.

CLARK HOLDINGS INC.

Consolidated Pro Forma Statement of Income
(UNAUDITED)
(In Thousands)

	CGI+CHI Quarter ended March 29, 2008	CGI+CHI Quarter ended March 31, 2007
Gross Revenues	$19,299	$18,330
Freight Expense	(12,088)	(11,392)
Gross Profit	7,211	6,938
Depreciation and Amortization	(370)	(370)
Selling, Operating And Administrative Expenses	(5,830)	(6,386)
Income from Operations	1,011	182
Interest Income	276
Interest Expense	(49)	(120)
	1,238	62
Income Tax Expense	(619)	(29)
Net Income	619	33
Weighted Average Number of Shares Outstanding:
Basic	11,750	11,300
Diluted	11,750	11,300
Net income per share amount
Basic	0.05	0.00
Diluted	0.05	0.00

Consolidated Pro Forma Statement of Income for the Quarter ended March 31, 2007 prepared using the assumption that the Acquisition occurred at January 1, 2007.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statments

The information contained in this section has been derived from the consolidated financial statements of Clark Holdings Inc. (referred to herein as ‘‘we,’’ ‘‘us’’ or ‘‘our,’’ or as the ‘‘Company’’ or ‘‘CHI’’) and should be read together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report. This Quarterly Report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as ‘‘anticipates’’, ‘‘expects’’, ‘‘intends’’, ‘‘plans’’, ‘‘believes’’, ‘‘seeks’’, and ‘‘estimates’’ and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements including without limitation, the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and Exchange Commission, including our Form 10-Ks, Form 10-Qs and Form 8-Ks.

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

Our Business Prior to the Acquisition

We were formed as a blank check company on September 1, 2005 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the transportation and logistics sector and related industries.

On February 21, 2006, we closed our initial public offering of 10,000,000 units with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $6.00 per share. On March 1, 2006, we consummated the closing of an additional 1,000,000 units which were subject to an over-allotment option. The units from the initial public offering (including the over-allotment option) were sold at an offering price of $8.00 per unit, generating total gross proceeds of $88,000,000. After deducting underwriting discounts and commissions and offering expenses, the total net proceeds to us from the offering (including the over-allotment option) were $80,997,000, of which $79,340,000 was deposited into a trust account (‘‘Trust Account’’) and the remaining proceeds of $1,657,000 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

We did not engage in any substantive commercial business until we consummated our business combination with The Clark Group, Inc. (‘‘CGI’’), as described below.

The Acquisition and the New Credit Facility

On February 12, 2008, we purchased all of the outstanding capital stock of CGI pursuant to the Stock Purchased Agreement (‘‘SPA’’), dated May 18, 2007, as amended on November 1, 2007, by and among us, CGI and the stockholders of CGI (‘‘Acquisition’’). At the closing of the stock purchase, the former stockholders of CGI were paid $72,527,472.53, less $8,300,000 of the purchase price that was placed in escrow, and were issued 320,276 shares of our common stock, valued at $7.72 per share, when the SPA was originally signed on May 18, 2007, for a total purchase price of $75,000,000.

The aggregate purchase price of the Acquisition shown in the financial statements is $76,261,301 and was determined based on the value of the cash consideration paid by the Company, the value of the Company’s common stock on the day of the Acquisition, and the direct acquisition costs incurred. The aggregate purchase price of $76,261,301 represents the sum of (i) $64,876,642 which represents cash consideration that was paid directly to CGI’s shareholders, (ii) $8,300,000 is cash that was deposited in three separate escrows, (iii) $493,192 which represents deferred acquisition costs that were paid at closing, (iv) $964,465 which represents deferred acquisition costs that were paid prior to closing, and (v) $1,627,002 for 320,276 shares of common stock that were issued to two executive officers of the company at closing, which was valued at a market price of $5.08 per share as on February 12, 2008.

Simultaneously with the Acquisition, the Company entered into a Credit Agreement as borrowers, with various financial institutions party thereto, as lenders, and LaSalle Bank National Association, as administrative agent (‘‘LaSalle’’) (‘‘Credit Agreement’’). Pursuant to the Credit Agreement, the Company received a financing commitment of up to $30,000,000 for a senior secured credit facility from LaSalle in order to (a) pay for conversion shares, (b) provide working capital for the Company and the Company’s direct and indirect subsidiaries and (c) provide for future permitted acquisitions. The facility consists of up to $20,000,000 that can be drawn within 60 days of the Closing Date (and was subsequently extended to 120 days on April 18, 2008) as a term loan sublimit and up to $30,000,000, less any amount drawn under the term loan sublimit, as a revolving credit facility with a $3,000,000 sublimit for letters of credit. As of May 8, 2008, GLAC and the Company had drawn $4,733,256.04 under the term loan to pay conversions and no funds under the revolving credit facility.

Overview of Our Business

The Company is a niche provider of non-asset based transportation and logistics services to the print media industry throughout the United States and between the United States and other countries. The Company operates through a network of operating centers where it consolidates mass market consumer publications so that the publications can be transported in larger, more efficient quantities to common destination points. The Company refers to each common destination point’s aggregated publications as a ‘‘pool’’. By building these pools, the Company offers cost effective transportation and logistics services for time sensitive publications.

The Company generates revenues by arranging for the movement of its customers’ freight in trailers and containers. Generally, the Company bills its customers based on pricing that is variable based upon the amount tonnage tendered, frequency of recurring shipments, origination, destination, product density and carrier rates. The Company’s specified rates are subject to weight variation, fuel surcharge, and timely availability of the customer’s product. The Company provides ancillary services such as warehousing and other services (e.g. product labeling). As part of its bundled service offering, the Company tracks shipments in transit and handles claims for freight loss or damage on behalf of its customers. Because the Company owns relatively little transportation equipment, it relies on independent transportation carriers.

The Company is a principal and not a broker of transportation services. By accepting the customer’s order, it accepts certain responsibilities for transportation of the shipment from origin to destination. The Company selects carriers based upon myriad factors that include service reliability and pricing. Carrier pricing is typically from a prenegotiated tariff rate table. The carrier’s contract is with the Company, not its customer, and the Company is responsible for payment of carrier charges. In the cases where the Company has agreed to pay for claims for damage to domestic freight while in transit, when appropriate the Company will pursue reimbursement from the carrier for the claims.

The Company operates as a niche service provider. Its publisher and printer customer relationships are long standing. Many domestic customers have the Company handle a substantial portion of their freight transportation to single copy magazine wholesalers. The Company’s principal competitors are the in-house transportation and logistics capabilities of the larger printers.

The Company’s core business involves the shipment of mass market consumer magazines. Its business is impacted by the specifics of its underlying publications (including the number of copies shipped and the pages per copy which vary with advertising), the mix of publication frequency (e.g. weekly, monthly, annual), the number of destination points, and the service levels requested by its customer publishers and printers. Over the last three years, the Company’s domestic business has been favorably impacted by the publications that have relatively lower cover prices and by the launch of new weekly publications. Except for special editions publications (e.g. Princess Di’s death), distribution of mass market consumer magazines is fairly consistent and predictable. Mass market magazines generally do not experience material swings in volume in the aggregate. The Company’s business has been also favorably impacted by the large number of publications offered for sale by mass market retailers. Generally, demand for the Company’s services increases with fragmentation and it is able to charge higher fees per hundredweight for smaller quantity publications or tonnage going to a destination point. Management expects its future freight pools, demand for services and pricing to remain fairly consistent with its past experience.

Gross revenues have increased over the last several years. The ratio of income from continuing operations to gross revenues has also increased. The ratio of freight expenses to gross revenues has increased, reducing the Company’s margin. Fuel increases have contributed to the margin decline because as surcharges are passed along in the form of higher billing rates, revenues increase without a corresponding change to gross profit. The decline in margin also reflects a shift in the customer mix towards the company’s largest customers where it has lower margins. The Company has enjoyed productivity gains in its selling, operating and administrative expenses as it held these expenses to a nominal increase. The Company’s top 10 domestic customers’ revenue represents approximately 64% of its 2007 domestic revenue.

The Company uses various performance indicators to manage its business. The Company closely monitors margin and gains and losses for its top 20 customers and loads with negative margins. The Company also evaluates on-time performance, costs per load by location and weekly revenue by location. Vendor cost changes and vendor service issues are also monitored closely.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based on estimates, assumptions and factors it considers relevant to the circumstances. Such decisions include the selection of applicable principles and the use of judgment in their application, the results of which could differ from those anticipated.

A summary of our significant accounting policies are described in Note 2 of our consolidated condensed financial statements for the three months ended March 29, 2007, as included in this Quarterly Report on Form 10-Q.

There have been no changes in critical accounting policies in the current year from those relating to CGI described in our Definitive Proxy Statement dated January 28, 2008 and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Acquisition of CGI

Prior to the Acquisition, the Company’s primary asset was the Trust Account which held funds from the Company’s initial public offering. As of March 31, 2007 and December 31, 2007, approximately $87,200,647 and $88,423,218, respectively, was held in the Trust Account (including $2,640,000 of deferred underwriting discounts and commissions). As of February 12, 2008, the date the Acquisition was consummated, approximately $88,700,000 was held in the Trust Account. Upon the consummation, the funds in the Trust Account were released to the Company and were used to pay the purchase price of CGI to the stockholders of CGI, including a working capital adjustment and expense reimbursement. The Company also paid deferred commissions to the underwriters of its initial public offering. The company used the remainder of the funds to pay conversions, as well as for working capital.

The Company has accounted for the Acquisition under the purchase method of accounting. Accordingly, the cost of the acquisition has been allocated to the assets and liabilities based upon their respective fair values, including identifiable intangibles and remaining cost allocated to goodwill. The results of operations have been included in the Company’s condensed consolidated financial statements from January 1, 2008 to the date of the acquisition. since the date of the acquisition. The Company continues to refine the fair value estimates in accordance with SFAS 141. As additional information becomes available and as actual values vary from these estimates, the underlying assets and liabilities may need to be adjusted, thereby impacting intangible asset estimates, as well as goodwill.

The final purchase price for the Acquisition at closing was determined based on the value of the cash consideration paid by the Company, the value of Company’s common stock on the day of the Acquisition, and the direct acquisition costs incurred. The aggregate purchase price of $76,261,301 represents the sum of (i) $64,876,642 which represents cash consideration paid directly to CGI’s shareholders, (ii) $8,300,000 deposited in three separate escrows, as described above (iii) $493,192 of deferred acquisition costs paid at closing, (iv) $964,465 of deferred acquisition costs paid prior to closing, and (v) $1,627,002 for 320,276 shares of common stock that were issued to two executive officers of the company at closing, which was valued at a market price of $5.08 per share as on February 12, 2008.

The components of the purchase price of the Acquisition are as follows:

Cash to CGI Shareholders	$64,876,642
Cash in escrows	8,300,000
Acquisition Costs paid at Closing	493,192
Acquisition Costs paid prior to Closing	964,465
Total	74,634,299
Issuance of 320,276 shares of common Stock at $5.08 per share	1,627,002
Total Purchase Price	$76,261,301

Reconciliation of initial cash payment per the SPA to cash paid at the closing of the Acquisition is summarized as follows:

Initial estimate of cash distribution	$72,527,473
Cash in escrow	(8,300,000)
Interim working capital adjustment to purchase price	495,067
Reimbursement of Professional fees	154,102
Cash to CGI shareholders	$64,876,642

A preliminary allocation of the purchase price of CGI to the estimated fair values of the assets acquired and liabilities assumed of CGI on February 12, 2008 was made and recorded during the fiscal quarter ended March 29, 2008. The preliminary allocation of the purchase price, including the evaluation and allocation to identifiable intangible assets, recognition of deferred taxes and allocation to goodwill resulting from the Acquisition, was made by management based on a valuation report that was prepared for management by an independent valuation firm and included certain assumptions management considers reasonable. The preliminary estimates will be subject to change based on the finalization of asset and liability valuations of CGI, and will depend in part on prevailing market rates and conditions. A final determination of the fair values will be completed during fiscal year 2008. The final valuations will be based on the actual net tangible and intangible assets of CGI that existed as of February 12, 2008. Any adjustments may change the allocation of purchase price, which could affect the fair value assigned to the assets acquired and liabilities assumed and could result in a material change to the Company’s condensed consolidated financial statements.

The preliminary allocation of the fair value of the assets acquired and liabilities assumed in the Acquisition of CGI are as follows:

Current assets	$6,956,000
Current assets of discontinued operations	388,000
Property and equipment	1,394,000
Intangibles	26,575,000
Goodwill	48,521,000
Current liabilities	(7,441,000)
Current liabilities of discontinued operations	(132,000)
Total fair value of assets and liabilities	$76,261,000

Description of the Acquired Intangible Assets

As part of the acquisition, the Company acquired various intangible assets of CGI. The major intangible assets include non-compete agreements from the existing owners of the CGI Group, existing customer relationships, proprietary software, and trade names. A more detailed description of the various intangible identifiable intangibles is as follows:

Software.    CGI’s proprietary software was acquired as part of the acquisition. Based on the software appraisal provided by an independent software consulting firm, we understand there are approximately 6,500 programs on the AS400 Platforms in operation at CGI for all the various companies and divisions.

Non-compete Agreements.    As part of the acquisition, the Sellers agreed to a non-competition agreement in effect for six years. The non-compete agreement prohibits the Sellers from competing with or soliciting employees or business from CGI.

Tradenames.    The Company also acquired the CGI tradename. We understand the CGI tradename has value in the industry and is valuable to the Company.

Customer Relationships.    As part of the acquisition, the Company acquired CGI’s existing customer relationships. As described in the executive summary above, CGI has excellent relations with its customer base.

The Company employed the services of an independent valuation firm to determine the value of the intangibles and estimated useful lives of these intangibles. The following table below, lists the Company’s intangible assets as of the date of acquisition, as valued by the Independent valuation firm:

	Amortization Period	Fair Value at Acquisition
Software	5	$1,197,000
Non-compete agreements	6	6,412,000
Tradenames	—	5,378,000
Customer relationship	12	13,588,000
		26,575,000
Accumulated amortization		(320,944)
Intangible assets		$26,254,056

Results of Operations

First Quarter 2008 Compared to First Quarter 2007

The results of operations for the quarters ended March 29, 2008 and March 31, 2007, where appropriate and for comparison purposes, include the results of the acquired company, CGI, showing the acquired company as if it was owned and operated during both quarters. Prior to the acquisition of CGI on February 12, 2008, the Company was a ‘‘blank check’’ company and did not have any results from operations.

Revenues.    The table below summarizes the Company’s revenue by business segment (i.e., domestic versus international in thousands of dollars) for the first quarter of 2008 versus the first quarter of 2007. The first two columns of this table show revenue by segment for CHI only for the first quarter of 2008 (which include the revenue of CGI from January 1, 2008 to February 12, 2008) versus 2007 in accordance with our GAAP financial statements, in which there is no revenue in 2007 since CGI had not been acquired as of yet. The last two columns of this table show the revenue by segment for the CHI, with the acquired business, CGI, being included in both the first quarter of 2008 versus the first quarter of 2007.

	1ST QUARTER		1ST QUARTER
	CHI 2008	CHI 2007	CHI 2008	CHI & CGI 2007	% Change
Domestic	16,159	—	16,159	15,215	6.2%
International	3,140	—	3,140	3,115	0.8%
Gross Revenue	19,299	—	19,299	18,330	5.3%

The table below includes certain items in the consolidated statements of income as a percentage of revenue for the quarters ending March 29, 2008 versus March 31, 2007. As with the above table, the first two columns are for CHI only in accordance with our GAAP Financial Statements. There was no gross revenue in 2007 since CGI had not been acquired as of yet. The last two columns of this table shows certain items as a percentage of revenue for quarters ending March 29, 2008 versus March 31, 2007, with CGI financial results included in both quarters for comparative purposes of how the underlying business is performing.

	1ST QUARTER		1ST QUARTER
	CHI 2008	CHI 2007	CHI 2008	CHI & CGI 2007
Gross Revenue	100.0%	—	100.0%	100.0%
Freight Expense	62.6%	—	62.6%	62.1%
Gross Profit	37.4%	—	37.4%	37.9%
Depreciation and Amortization	2.1%	—	2.1%	0.5%
Selling, Operating & Administrative Expenses	30.2%	—	30.2%	33.9%
Income from Operation	5.1%	—	5.1%	3.5%

In reviewing CGI operations for the first quarter of 2008 versus the first quarter of 2007, revenue increased by 6.2% for the first quarter of 2008 as compared to the first quarter of 2007. The gain was as a result of rate increases both between and during the periods, along with an increase in fuel surcharge invoicing. Revenue per pool distribution weight in the 2008 period increased to $ 8.45 per cwt from $ 7.62 per cwt in the comparable period in 2007. Domestic pool distribution weight decreased by 4.0% in the comparable periods, as magazine wholesalers reduced their copy orders in attempt to limited the number of unsold or ‘‘return’’ copies that they handle. Further, weight decreased as a result of a 6.2% drop in advertising pages for the first quarter of 2008 as compared to the first quarter of 2007. Tonnage decreased at all of CGI’s domestic locations with the exception of Dallas, Texas, which increased by 2.1%. Dallas is the company’s smallest domestic location.

The marginal increase in international gross revenues was attributable to an 8.7% decrease in tonnage offset by a slightly higher combination of higher airfreight and lower ocean freight revenues. The significant tonnage reductions that took place in the first quarter of 2008 as compared to the first quarter of 2007 were: UK and continental Europe — 16.4%, and Mexico, Central and South America — 16.2%. The UK, continental Europe, Mexico, Central and South America destinations represent 50.8% of international tonnage. The reductions reflect fewer orders for U.S. magazines and books by CGI’s international customers, along with a reduction in advertising pages in the comparable periods. Tonnage increases that took place in the first quarter of 2008 as compared to the first quarter of 2007 were: Philippines — 57.9% all other destinations in Asia — 16.8%, and Australia/New Zealand —

2.8%. All Asian destinations including Philippines, along with Australia/New Zealand represent 35.7% of international tonnage. The increases represent expanded relationships with existing customers and an increase in orders for U.S. books.

Seasonality of Revenues.    While CGI’s revenues are generally not seasonal (as each quarter’s revenue approximates 25% of annual revenues), there may be on occasion special events (e.g. an historical or celebrity event or death of a celebrity or other public figure) or a publisher’s release of a new publication that favorably impact tonnage and resulting revenues in a particular quarter.

Gross Profit.    Our domestic margin increased slightly and our international margin declined. Gross profit was increased in total with domestic increases more than offsetting a decline in international gross profit.

The following table summarizes gross margin (dollars in thousands):

	1st Quarter Ended		1st Quarter Ended		Change
	March 29, 2008		March 31, 2007		Dollar	Percentage
GROSS REVENUE DOMESTIC	$16,159	100.0%	$15,215	100.0%	$944	6.2%
PURCHASED TRANSPORTATION	7,343	45.4%	7,068	46.5%	275	3.9%
OTHER TRANSPORTATION EXPENSE
PERSONNEL AND RELATED	1,128	7.0%	1,135	7.5%	(7)	−0.6%
INSURANCE	104	0.6%	98	0.6%	6	6.1%
TRACTOR RENTALS AND MAINTENANCE	583	3.6%	571	3.8%	12	2.1%
FUEL	903	5.6%	715	4.7%	188	26.3%
TRAVEL EXPENSE	72	0.4%	59	0.4%	13	22.0%
OTHER	120	0.7%	39	0.3%	81	207.7%
TOTAL FREIGHT EXPENSE DOMESTIC	10,253	63.5%	9,685	63.7%	568	5.9%
GROSS PROFIT DOMESTIC	5,906	36.5%	5,530	36.3%	376	6.8%
GROSS REVENUE INTERNATIONAL	3,140	100.0%	3,115	100.0%	25	0.8%
FREIGHT EXPENSE	1,835	58.4%	1,707	54.8%	128	7.5%
GROSS PROFIT INTERNATIONAL	1,305	41.6%	1,408	45.2%	(103)	−7.3%
TOTAL REVENUE	$19,299	100.0%	$18,330	100.0%	969	5.3%
TOTAL GROSS MARGIN	$7,211	37.4%	$6,938	37.9%	273	3.9%

Domestic gross profit increased 6.8% as a result of an increase in revenue exceeding an increase in underlying fuel cost driven freight expense. CGI was able to partially blunt the impact of fuel surcharge increases by operating more efficiently in first quarter of 2008 as compared to the first quarter of 2007. Paid-for miles traveled by both purchased carrier transportation and company driver-tractor units declined by 3.2%. Intermodal transportation increased from 3.6% to 3.9% of domestic pool distribution tonnage as CGI was able to take advantage of consolidation opportunities at printers in the mid-west. Intermodal transportation is approximately 30% less expensive than road transportation in the transportation lanes where it is used.

The reduced international gross profit and gross margin were a result of changes in the mix of CGI’s international services. Ocean freight tonnage traditionally carries a higher gross margin percentage than does airfreight. Tonnage to the UK and continental Europe which primarily moves by steamship was lower by 903,000 lbs., while tonnage to Asia, including the Philippines, which primarily moves by air was higher by 342,000 lbs. The increase in airfreight costs was not mitigated by a reduction in ocean freight costs. The decrease in gross margin percentage was a result of less ocean freight tonnage and greater airfreight tonnage during the comparable periods.

Selling, Operating and Administrative Expenses.    The three tables below (company wide, domestic and international) summarize selling, operating and administrative expenses (dollars in thousands) for the quarters ending March 29, 2008 and March 31, 2007, respectively, combining CHI and CGI expenses as if CGI had been owned during both quarters.

PRO-FORMA OF CLARK HOLDINGS PREPARED USING THE ASSUMPTION
THAT THE ACQUISITION OCCURRED AS OF JANUARY 1, 2007
S, O & A Breakdown
Q1 2008 versus Q1 2007

TOTAL	QUARTER ENDED
	CGI MAR 29, 08	GLAC MAR 29, 08	TOTAL CHI MAR 29, 08	CGI MAR 29, 07	GLAC MAR 29, 07	TOTAL CHI MAR 29, 07
SALARIES AND WAGES	3,073	—	3,073	3,056	—	3,056
GROUP INSURANCE	311	—	311	262	—	262
PROFIT SHARING	46	—	46	52	—	52
WORKERS COMPENSATION	31	—	31	64	—	64
	3,461	—	3,461	3,434	—	3,434
PACKAGING, OFFICE, COMPUTER SUPPLIES	260	—	260	264	—	264
OCCUPANCY EXPENSES	718	15	733	660	23	683
INSURANCE	30	17	47	26	—	26
CARGO LOSS & DAMAGE	36	—	36	35	—	35
OTHER OSGA	934	359	1,293	910	864	1,774
	1,978	391	2,369	1,895	887	2,782
	5,439	391	5,830	5,329	887	6,216
Personnel expense to gross revenue	17.9%	0.0%	17.9%	18.7%	0.0%	18.7%
All other OSGA to gross revenue	10.2%	2.0%	12.3%	10.3%	4.8%	15.2%
Total OSGA to gross revenue	28.1%	2.0%	30.2%	29.0%	4.8%	33.9%

(1)	Other OSGA consists of repairs and maintenance, travel expenses, dues and subscriptions, warehouse equipment rentals, licenses, non-cash compensation, legal and professional fees.

PRO-FORMA OF CLARK HOLDINGS PREPARED USING THE ASSUMPTION
THAT THE ACQUISITION OCCURRED AS OF JANUARY 1, 2007
S, O & A Breakdown
Q1 2008 versus Q1 2007

Domestic Division	QUARTER ENDED
	CGI	GLAC	Total CGI	CGI	GLAC	Total CHI
	MAR 29, 08	MAR 29, 08	MAR 29, 08	MAR 29, 07	MAR 29, 07	MAR 29, 07
SALARIES AND WAGES	2,386	—	2,386	2,337	—	2,337
GROUP INSURANCE	231	—	231	190	—	190
PROFIT SHARING	39	—	39	39	—	39
WORKERS COMPENSATION	27	—	27	50	—	50
	2,683	—	2,683	2,616	—	2,616
PACKAGING, OFFICE, COMPUTER SUPPLIES	155	—	155	168	—	168
OCCUPANCY EXPENSES	501	15	516	491	23	514
INSURANCE	20	17	37	17	—	17
CARGO LOSS & DAMAGE	28	—	28	27	—	27
OTHER OSGA	777	359	1,136	722	864	1,586
	1,481	391	1,872	1,425	887	2,312
	—	—	—	—	—	—
	4,164	391	4,555	4,041	887	4,928
Personnel expense to gross revenue	16.6%	0.0%	16.6%	17.2%	0.0%	17.2%
All other OSGA to gross revenue	9.2%	2.4%	11.6%	9.4%	5.8%	15.2%
Total OSGA to gross revenue	25.8%	2.4%	28.2%	26.6%	5.8%	32.4%

PRO-FORMA OF CLARK HOLDINGS PREPARED USING THE ASSUMPTION
THAT THE ACQUISITION OCCURRED AS OF JANUARY 1, 2007
S, O & A Breakdown
Q1 2008 versus Q1 2007

International Division	QUARTER ENDED
	CGI	GLAC	Total CGI	CGI	GLAC	Total CHI
	MAR 29, 08	MAR 29, 08	MAR 29, 08	MAR 29, 07	MAR 29, 07	MAR 29, 07
SALARIES AND WAGES	687	—	687	719	—	719
GROUP INSURANCE	80	—	80	72	—	72
PROFIT SHARING	7	—	7	13	—	13
WORKERS COMPENSATION	4	—	4	14	—	14
	778	—	778	818	—	818
PACKAGING, OFFICE, COMPUTER SUPPLIES	105	—	105	96	—	96
OCCUPANCY EXPENSES	217	—	217	169	—	169
INSURANCE	10	—	10	9	—	9
CARGO LOSS & DAMAGE	8	—	8	8	—	8
OTHER OSGA	157	—	157	188	—	188
	497	—	497	470	—	470
	1,275	—	1,275	1,288	—	1,288
Personnel expense to gross revenue	24.8%	0.0%	24.8%	26.3%	0.0%	26.3%
All other OSGA to gross revenue	15.8%	0.0%	15.8%	15.1%	0.0%	15.1%
Total OSGA to gross revenue	40.6%	0.0%	40.6%	41.4%	0.0%	41.4%

Selling, operating, and administrative expenses for the first quarter 2008 decreased 7.6% to $5.8 million compared to $6.3 million in the first quarter of 2007. The decrease in selling, operating and administrative expense is due primarily to a non-recurring, non-cash compensation amount of $0.6 million relating to a share transfer from two principal stockholders to a third party who performed due diligence services in the 2007 period offset by an increase of $0.1 million of licenses and taxes expense in the 2008 period, both of which are included in ‘‘other OSGA.’’

Segmented Selling, Operating and Administrative.    Domestic selling, operating and administrative expenses decreased 8.9% to $4.5 million in the first quarter of 2008 from $5.0 million in the comparable period in 2007. A decrease of $0.6 million in non-recurring, non-cash compensation expense included in ‘‘other OSGA’’ in the first quarter of 2007 was partially offset by an increase $0.1 million in licenses and taxes expense in 2008 also included in ‘‘other OSGA.’’ Non-recurring domestic expenses in the first quarter of 2008 were: $0.1 million legal, audit and other expenses relating to the sale of CGI to CHI (formerly known as Global Logistics Acquisition Corporation). Other non-recurring domestic expenses in the first quarter of 2007 were: a $0.3 million severance agreement with a former sales executive and a non-recurring, non-cash compensation amount of $0.6 million relating to a share transfer from two principal stockholders to a third party who performed due diligence services in the first quarter of 2007. International selling, operational and administrative expenses remained constant in the comparable periods at $1.3 million. Reductions in personnel and ‘‘other OSGA’’ together totaling $0.1 million in the first quarter of 2008 were mostly offset by increases in occupancy expenses and packaging, office and computer supply expenses together totaling $0.1 million.

Personnel Expense.    Personnel expense held constant at $3.4 million in the first quarter of 2008 as compared to the first quarter of 2007. A small salary and wage decrease was offset by a similar increase in group insurance in the 2008 period compared with the 2007 period. Personnel expense as a percentage of gross revenue was 17.5% in the first quarter of 2008 as compared with 18.7% in the first quarter of 2007. An increase in revenue of $1.0 million in the first quarter of 2008 over the first quarter of 2007, with constant personnel expense in the comparable quarters caused the reduction as a percentage of gross revenue.

Other Selling, Operating and Administrative Expenses.    Other selling, operating and administrative expenses decreased 14.9% to $ 2.4 million in the first quarter of 2008 compared to $2.9 million in the first quarter of 2007. The decrease was the result of a non-recurring, non-cash compensation amount of $0.6 million relating to a share transfer from two principal stockholders to a third party who performed due diligence services in the 2007 period offset by an increase of $0.1 million of licenses and taxes expense in the 2008 period, both of which are included in ‘‘other OSGA’’, along with occupancy and insurance expense increases together totaling $0.1 million also in the 2008 period.

Liquidity and Capital Resources

Our primary cash requirements are for working capital, borrowing obligations and capital expenditures.

Upon the closing of the Acquisition on February 12, 2008, the Company had approximately $88,700,000 in funds released from the Trust Account, as well as $80,787 in cash. After payments for the purchase price of CGI, deferred underwriter commissions and transaction related expenses, the Company had approximately $12,200,000 remaining.

In connection with the Acquisition, stockholders owning 1,838,583 of our then-outstanding shares of common stock voted against the Acquisition and exercised their right to convert their shares into a pro rata portion of the Trust Account. The per-share conversion price was equal to the amount in the Trust Account (inclusive of any interest thereon) as of February 8, 2008, two business days prior to the Acquisition, divided by the number of shares of common stock sold in the public offering, or approximately $8.06 per share. In order to receive payment, stockholders had to surrender their shares. As of April 30, 2008, 1,789,583 of the conversion shares had been surrendered. Accordingly, we were required to convert such shares into $14,428,870.87 in cash and such shares were subsequently canceled.

Simultaneously with the Acquisition, we entered into a Credit Agreement by and among the Company, CGI and CGI’s direct and indirect subsidiaries, as borrowers, various financial institutions party thereto, as lenders, and LaSalle Bank National Association, as administrative agent (‘‘LaSalle’’) (‘‘Credit Agreement’’). Pursuant to the Credit Agreement, we received a financing commitment of up to $30,000,000 for a senior secured credit facility from LaSalle in order to (a) pay for conversion shares, (b) provide working capital for us, CGI and CGI’s direct and indirect subsidiaries and (c) provide for future permitted acquisitions. The facility consists of up to $20,000,000 that can be drawn within 120 days of the closing date as a term loan sublimit and up to $30,000,000, less any amount drawn under the term loan sublimit, as a revolving credit facility with a $3,000,000 sublimit for letters of credit. As of May 8, 2008, we have drawn $4,733,256.04 under the term loan to pay conversions and no funds under the revolving credit facility.

CGI has historically generated cash flows from operations. Such cash flows, coupled with the Credit Agreement, will be sufficient, in the opinion of management, to meet our operating needs through at least January 1, 2009.

Cash Flows

The following table summarizes our historical cash flows:

	(Thousands) Quarter ended
	March 29, 2008	March 31, 2007
Cash provided by (used in) operating activities	$88,626	$547
Cash used in investing activities	$(76,418)	$858
Cash provided by (used in) financing activities	$(10,044)	$—

The discussion of our cash flows that follows is based on our historical cash flows for the quarter ended March 29, 2008 and March 31, 2007. The majority of the changes are the result of the Acquisition which occurred on February 12, 2008.

Cash Flow from Operating Activities.    Net cash provided by operating activities for the quarter ended March 29, 2008 was $88.6 million, an increase of $88.1 million, when compared to the $0.5 million of cash provided in operating activities for the quarter ended March 31, 2007. This $88.6 million increase was the result of an increase in cash provided by the release of cash from the Trust Account in connection with the funding of the Acquisition of $88.4 million.

Cash Flow From Investing Activities.    Net cash used in investing activities for the quarter ended March 29, 2008 was $76.4 million. During the quarter ended March 29, 2008, we used $74.6 million for the Acquisition, $2.6 million for deferred underwriting fees and $0.9 million decrease in deferred acquisition costs.

Cash Flow From Financing Activities.   Net cash used by financing activities for the quarter ended March 29, 2008 was $10.0 million. The net cash used by the financing activities resulted from borrowing of $3.4 million under the Credit Facility, borrowing of $0.1 million from related parties, offset by the repayments to related parties of $0.4 million and $13.1 million in payments to shareholders who choose to convert their shares as part of the Acquisition.

Disclosures About Contractual Obligations.    CGI has non-cancelable operating leases, primarily for real property and principal repayments associated with the senior credit facility. The leases require CGI to pay maintenance, insurance and other operating expenses.

		Payments due by period
Contractual Obligations:	TOTAL	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	10,494	3,090	4,692	2,395	317
Long Term Debt at 03/29/2008	3,413	683	2,730	—	—
Long Term Debt(2)	1,320	264	1,056	—	—
Total	15,227	4,037	8,478	2,395	317
(1)	Excludes payments of maintenance, insurance and other operating expenses associated with the lease agreements. These amounts did not represent a significant portion of CGI’s lease obligations in 2007
(2)	$1,319,864 borrowed from senior credit facility on April 22, 2008

CGI had $2.3 million of cash and cash equivalents on March 29, 2008. Excess cash is invested in an overnight repurchase agreement with CGI’s lead bank. CGI’s only risk is that funds held pursuant to the repurchase agreement are not a deposit and therefore, not insured by the FDIC.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

CGI is minimally exposed to foreign currency exchange risks. All domestic customers are invoiced in US dollars.  In the international segment, all but one customer is invoiced in US dollars or UK sterling, and that customer is invoiced in euros and represented less than 1% of total accounts receivable in 2007. Sterling denominated invoices represented less than 1% of the accounts receivable in 2007. Less than 1% of 2007 total freight expense of the domestic segment is purchased in Canadian dollars. CGI’s international segment purchases freight in both US dollars and UK sterling, with sterling representing less than 5% of 2007 international freight expense. Airfreight and ocean freight transportation services are purchased in US dollars.. Ocean freight carriers normally impose currency adjustment factors (CAF) as a part of their overall invoicing. The CAF amounts rise and fall based on the relative value of the US dollar and other currencies. This CAF has not been material over the past five years. CGI does not engage in currency hedging activities.

Item 4.    Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 29, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective, except to the extent those controls and procedures were effected by the material weaknesses identified in our internal control over financial reporting.

Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial and accounting officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles (United States), and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the fiscal quarter to which this report relates, the following change was made in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

With the completion of the acquisition of CGI in February 2008 we have additional personnel, access to financial and internal control systems, and actual operations. We have begun to address the internal control weaknesses summarized in our Annual Report on Form 10-K in this context, with the goal of eliminating such deficiencies by the end of 2008. In addition, the acquisition of CGI will require the development of more robust controls and procedures, which we also expect to develop during 2008. In evaluating the internal control over financial reporting related to CGI, we have identified, and have addressed or are addressing, the following material weaknesses in our controls: (a) the identification and analysis of financial reporting risks in (i) the recording of distribution center accruals and (ii) recording and reconciling of inter-company transactions; and (b) deficiencies in the design and implementation of the procedures and controls relating to (i) deferred revenues, (ii) payroll expense reconciliation and (iii) year-end closing. Management has also engaged consultants to enhance the documentation of the existing systems and identify controls and procedures that need to be strengthened for internal controls purposes.

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings.

None.

Item 2. — Risk Factors.

There have been no material changes in our risk factors during the fiscal quarter ended March 29, 2008 from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

As stated in such Annual Report, on February 15, 2008, we received notice from the American Stock Exchange LLC (‘‘Amex’’) indicating we no longer comply with Amex’s listing standards because we do not meet the minimum requirement of 400 public shareholders, as set forth in Section 102(a) of the Company Guide, and that our securities are, therefore, subject to possible delisting from Amex. We have appealed this determination and have requested a hearing before a committee of Amex. Although we believe we will be able to satisfy Amex’s criteria and remain listed, there can be no assurance that our request for continued listing will be granted.

Item 3. — Defaults Upon Senior Securities.

None.

Item 4. — Submission of Matters to a Vote of Security Holders.

We held a special meeting in lieu of annual meeting of stockholders (‘‘Special Meeting’’) during the period covered by this report. The Special Meeting was initially convened on February 7, 2008 and was adjourned until February 8, 2008. On February 8, 2008, the Special Meeting was adjourned until February 11, 2008. At the Special Meeting, our stockholders voted upon the following matters, each as more fully described in our proxy statement dated January 28, 2008, which was filed with the Securities and Exchange Commission on the same date.

1.    The stockholders approved the Stock Purchase Agreement, dated as of May 18, 2007, and amended on November 1, 2007, among us, CGI and the stockholders of CGI, pursuant to which, among other things, we acquired all of the outstanding capital stock of CGI. The results were as follows:

For	Against	Abstain	Broker Non-Votes
10,155,955	2,978,583	0	0

2.    The stockholders approved an amendment to our certificate of incorporation changing our name from ‘‘Global Logistics Acquisition Corporation’’ to ‘‘Clark Holdings Inc.’’ The results were as follows:

For	Against	Abstain	Broker Non-Votes
10,593,655	2,354,983	163,300	22,600

3.    The stockholders approved an amendment to our certificate of incorporation to remove provisions that, as of the acquisition of CGI, were no longer applicable to us. The results were as follows:

For	Against	Abstain	Broker Non-Votes
10,515,455	2,354,983	241,500	22,600

4.    The stockholders approved our Long-Term Incentive Equity Plan. The results were as follows:

For	Against	Abstain	Broker Non-Votes
11,359,455	1,588,183	164,300	22,600

5.    The stockholders elected the following directors, together constituting our entire board of directors, of whom Messrs. Martell and Burns will serve until the annual meeting to be held in 2009, Messrs. McInnes, Cook and Bowers will serve until the annual meeting to be held in 2010 and Messrs. Levy and Teagan will serve until the annual meeting to be held in 2011, and, in each case, until their successors are elected and qualified. The results were as follows:

Director	For	Authority Withheld
James Martell	9,933,570	3,200,968
Gregory Burns	9,933,570	3,200,968
Donald McInness	10,728,970	2,405,568
Edward Cook	10,728,970	2,405,568
Brian Bowers	10,603,970	2,530,568
Maurice Levy	10,728,970	2,405,568
Timothy Teagan	8,695,370	4,439,168

6.    On February 7, 2008 and on February 8, 2008, the stockholders approved the adjournment of the Special Meeting to permit further solicitation and vote of proxies. The results were as follows:

Date	For	Against	Abstain	Broker Non-Votes
2/7/2008	9,643,403	3,239,468	61,127	0
2/8/2008	10,545,428	2,373,283	62,127	22,700

Item 5. — Other Information.

None.

Item 6. — Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference from Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed March 7, 2008).

10.1	Agreement dated February 1, 2008, among Clark-GLAC Investment, LLC, James J. Martell, Gregory E. Burns, Maurice Levy, Mitchel Friedman and the Registrant (incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed February 1, 2008).

10.2	Agreement dated February 1, 2008, among James J. Martell, Gregory E. Burns, Donald McInnes, Charles Royce, Edward Cook and the Registrant (incorporated by reference from Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed February 1, 2008).

10.3	Agreement dated February 8, 2008, among Clark-GLAC Investment, LLC, James J. Martell, Gregory E. Burns, Charles Royce and Mitchel Friedman, and the Registrant (incorporated by reference from Exhibit 10.1 to Registrant’s Amended Current Report on Form 8-K, filed February 20, 2008).

10.4	Escrow Agreement, dated February 12, 2008, by and among the Registrant, the Sellers as listed on the signature page thereto, Charles C. Anderson, Jr., or in his absence, Jay Maier, as representative of the Sellers, and Continental Stock Transfer & Trust Company (included as Annex D of the Definitive Proxy Statement (No. 001-32735), filed January 28, 2008 and incorporated by reference herein).

10.5	Stockholder Escrow Agreement, dated February 12, 2008, by and among the Registrant, the parties listed under Stockholders on the signature page thereto and The Bank of New York (included as Annex I of the Definitive Proxy Statement (No. 001-32735), filed January 28, 2008 and incorporated by reference herein).

10.6	Registrant’s 2007 Long-Term Incentive Equity Plan (included as Annex C of the Definitive Proxy Statement (No. 001-32735), filed January 28, 2008 and incorporated by reference herein).

10.7	Credit Agreement dated as of February 12, 2008, by and among the Registrant, Clark, Clark Distribution Systems, Inc., Clark Worldwide Transportation, Inc., Highway Distribution Systems, Inc. and Evergreen Express Lines, Inc., as Borrowers, the various financial institutions thereto, as Lenders, and LaSalle, as Administrative Agent (incorporated by reference from Exhibit 10.11 to Registrant’s Amended Current Report on Form 8-K, filed March 7, 2008).

10.8	Consent Agreement dated March 6, 2008, by and among the Registrant, The Clark Group, Inc., Clark Distribution Systems, Inc. Clark Worldwide Transportation, Inc., Highway Distribution Systems, Inc. and Evergreen Express Lines, Inc. and LaSalle Bank National Association (incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed March 10, 2008).

10.9	Consent to Credit Agreement dated as of April 10, 2008, by and among the Registrant, The Clark Group, Inc., Clark Distribution Systems, Inc., Clark Worldwide Transportation, Inc., Highway Distribution Systems, Inc. and Evergreen Express Lines, Inc. and LaSalle Bank National Association (incorporated by reference from Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed April 22, 2008).

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and the Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARK HOLDINGS INC.
Date: May 13, 2008	/s/ Timothy Teagan
Timothy Teagan
Chief Executive Officer
(Principal Executive Officer)
Date: May 13, 2008	/s/ Stephen Spritzer
Stephen Spritzer
Chief Financial Officer
(Principal Financial and Accounting Officer)