Form 10-Q/A
period 2008-03-29
Clark Holdings Inc.
filed 2008-08-12
CIK 1338401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 29, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 12, 2008, 12,032,823 shares of registrant’s common stock, par value $.0001 per share, were issued and outstanding.

EXPLANTORY NOTE

This amendment on Form 10-Q/A (“‘Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the period ended March 29, 2008, initially filed with the Securities and Exchange Commission on May 13, 2007 (the “Original Filing”), has been filed:

(i)	To make certain typographical and stylistic changes throughout, as well as to make language changes that improve the clarity and precision of the disclosure without materially changing its substance;

(ii)
To update the valuation of goodwill due to a variance in value of stock issued in the acquisition of the Clark Group Inc. and to update related disclosures in the notes to the financial statements and in management’s discussion and analysis of financial condition and results of operations;

(iii)	To restate accrued expenses and compensation expenses to include certain management bonuses and to reclassify certain accrued liabilities.

(iv)
To present earnings per share in a manner similar to the two-class method for the 1st quarter of 2007, to adjust the number of shares outstanding for the 1st quarter of 2008 to exclude restricted shares with contingently issuable characteristics, and to update related disclosures in the notes to the financial statements and in management’s discussion and analysis of financial condition and results of operations;

(v)	To update the statement of cash flow due to reclassified and additional clarifications on non-cash disclosures;

(vi)
To account for the restricted shares in escrow and to update related disclosures in the notes to the financial statements and in management’s discussion and analysis of financial condition and results of operations;

(vii)	To update the disclosure for Intangible Assets, by providing a schedule of amortization expense by year and disclosing that there were no intangible assets as of March 31, 2007;

(viii)	To revise Stock Based Compensation, with respect to the average life used in the Black-Scholes calculation of the value of stock awards;

(ix)	To revise effective tax rates;

(x)	To remove Discontinued Operations Disclosure;

(xi)
To revise Selected Unaudited Pro Forma Financial Statements, with respect to notes thereto, and to update related disclosures in management’s discussion and analysis of financial condition and results of operations

In addition, the Original Filing has been amended to contain currently dated certifications from the Company’s Principal Executive Officer and Principal Accounting and Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act (See Exhibits 31 and 32).

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

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

CLARK HOLDINGS INC.
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 29, 2008 AND DECEMBER 31, 2007 AND FOR THE
THIRTEEN WEEKS ENDED MARCH 29, 2008 AND MARCH 31, 2007

THE CLARK HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	(UNAUDITED)
	March 29, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,297	$133
Accounts receivable	7,054	-
Other receivables	202	-
Prepaid expenses	1,257	159
Deferred tax assets-current	1,288
Current assets of discontinued operations	300	-
Total current assets	12,398	292

Investments in marketable securities held in trust account	-	88,423
Deferred acquisition costs	-	874
Deferred tax assets-non-current	787	811

PROPERTY AND EQUIPMENT, net of accumulated depreciation	1,389	-

Intangible assets, net of accumulated amortization of $321,000	26,254
Goodwill	60,469	-
Total assets	$101,297	$90,400

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,254	$-
Accrued expenses and other payables	2,571	885
Deferred underwriting fees	-	2,640
Accrued stock conversion payment	1,320
Current portion of long term debt	683
Deferred tax liabilities-current	279
Current liabilities of discontinued operations	145	-
Total current liabilities	11,252	3,525

COMMITMENTS AND CONTINGENCIES
Common stock subject to conversion 2,199,999 shares	-	16,896
Interest attributable to common stock, subject to possible conversion, (net of taxes of $658,163 and $313,349, respectively)	-	789

Long term debt, net of current portion	2,730	-
Deferred tax liabilities-non-current	11,798

STOCKHOLDERS' EQUITY
Preferred stock-$.0001 par value; 1,000,000 shares authorized;none issued and outstanding		-
Common stock-$.0001 par value; 400,000,000 shares authorized; 10,859,385 issued and outstanding at March 29, 2008	1	1
Additional paid-in capital	73,398	67,174
Retained earnings	2,180	2,015
Total stockholders' equity	75,517	69,190
Total liabilities and stockholders' equity	$101,297	$90,400

See Notes to Consolidated Financial Statements

CLARK HOLDINGS INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
(In Thousands)

	13 weeks ended	13 weeks ended
	March 29, 2008	March 31, 2007
Gross revenues	$19,299	$-

Freight expense	(12,088)	-
Gross profit	7,211	-

Depreciation and amortization	(370)

Selling, operating and administrative expenses	(5,921)	$(887)
Income from operations	920	(887)

Interest income-trust	276	1,041
Interest income-other		2
Interest expense	(49)	-
Income before income taxes and adjustment	1,147	156

Less: Clark Group Inc. Income- December 30, 2007 to February 11, 2008	(834)	-
Income before income taxes	313	156

Income tax expense	(148)	(350)

Net income (loss)	$165	$(194)

Maximum number of shares
subject to possible conversion
Weighted average number of shares		2,200
Income per share amount (basic and diluted)		$0.05

Weighted average number of
shares outstanding not subject to possible conversion:
Income per share amount (basic and diluted)
Basic		11,300
Diluted		11,300

Weighted average number of shares outstanding
Basic	12,710
Diluted	12,714

Net income (loss) per share
Basic	$0.01	$(0.03)
Diluted	0.01	(0.03)

See Notes to Consolidated Financial Statements

CLARK HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands, except share data)

				Additional
			Restrticted	Paid-In	Retained
	Shares	Amount	Shares	Capital	Earnings	Total
Balance - September 1, 2005 (date of inception)
Shares issued to Founders on September 22, 2005	2,500,000	$-		$1		$1
Net loss for the period ended December 31, 2005					$(1)	$(1)
Balance - December 31, 2005	2,500,000	$-		1	(1)	-
Sale of $11,000,000 units, net of underwriter's discount and offering expenses (including 2,199,999 shares subject to possible conversion)	11,000,000	$1		80,996	$-	$80,997
Proceeds subject to possible conversion of 2,199,999 shares				(16,896)		(16,896)
Proceeds from Sale of Warrants				2,500		2,500
Accretion of trust fund relating to common stock subject to possible conversion for the year ended December 31, 2006 (net of taxes of $313,349)					(370)	(370)
Net Income for the year ended December 31, 2006					1,373	1,373
Balance - December 31, 2006	13,500,000	$1		66,601	1,002	67,604
Capital contributed in the form of shares transferred by the Principal stockholders				573		$573
Accretion of trust fund relating to common stock subject to possible conversion for the year ended December 31, 2007 (net of taxes of $344,814)					(419)	(419)
Net Income for the year ended December 31, 2007					1,432	1,432
Balance - December 31, 2007	13,500,000	$1		67,174	2,015	69,190
Net Income for the quarter ended March 29, 2008					165	165
Equity issuance per Purchase Agreement	320,276			2,473		2,473
Transfer in from contingency for stock conversion, net				18,118		18,118
Reduction in shares and cash distribution due to stock conversion	(1,787,453)			(14,429)		(14,429)
Restricted shares per Stockholders Escrow Purchase Agreement	(1,173,438)		1,173,438
Balance - March 29, 2008 (UNAUDITED)	10,859,385	$1	1,173,438	$73,336	$2,180	$75,517

See Notes to Consolidated Financial Statements

CLARK HOLDINGS, INC.
STATEMENT OF CASH FLOWS
(UNAUDITED) (In Thousands)

	13 weeks ended	13 weeks ended
	March 29, 2008	March 31, 2007
Cash Flows from Operating Activities:
Net income (loss)	$165	$(193)
Adjustment to reconcile net income (loss) to cash flows from operting activities
Depreciation	23	-
Amortization	321	-
Non-cash compensation	-	573
Deferred tax benefit	-	(41)
Prorated deferred underwriter fees reduction	-
(Increase) Decrease in accounts receivable	(1,337)	-
(Increase) Decrease in other receivable	(11)	-
(Increase) Decrease in prepaid expense	(204)	3
(Increase) Decrease in deferred Income Tax	(134)	-
(Increase) Decrease in currents assets of discontinued operations	87	-
(Increase) Decrease in deferred acquisition cost	874
Increase (Decrease) in accounts payables	239	-
Increase (Decrease) in accrued expenses and other payables	513	205
Increase (Decrease) in currents liabilities of discontinued operations	13	-
Net cash provided by operating activities	549	547
Cash Flows from Investing Activities:
Redemtion of marketable securities held in Trust account	88,423	-
Payment due to acquisition of Clark Group Inc	(74,634)	-
Payment of deferred underwriting fees	(2,112)	-
Purchase of property and equipment	(18)	-
Purchase of investments in a fund	-	(1,041)
Redemption of investment in a fund	-	183
Net cash provided by (used in) investing activities	11,659	(858)
Cash Flows from Financing Activities:
Proceeds from note payable to related parties	135	-
Repayment of note payable to related parties	(483)	-
Proceeds from term loan	3,413	-
Payment to shareholders for converted shares	(13,109)	-
Net cash provided by (used in) financing activities	(10,044)	-
Net increase (decrease) in cash and cash equivalents	2,164	(311)
Cash and cash equivalents - beginning of period	133	968
Cash and cash equivalents - end of period	$2,297	$657
Cash paid during the period:
Income Taxes	93	183

Non-Cash Financing Activity:
Reduction in deferred underwriting fees, adjustment to additional paid-in-capital	$433

Shares not converted, adjustment to additional paid-in capital	$3,256

Accrued liability, due to converted shareholders	$1,320

See Notes to Consolidated Financial Statements

CLARK HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BUSINESS OPERATIONS:

Clark Holdings, Inc. (formerly Global Logistics Acquisition Corporation) (the ‘‘Company’’) was incorporated in Delaware on September 1, 2005. The Company was formed to serve as a vehicle for the acquisition of one or more operating businesses in the transportation and logistics sector and related industries through a merger, capital stock exchange, asset acquisition or other similar business combination. All activity from September 1, 2005 through February 21, 2006 (the date the Company completed the Offering (defined below) related to the Company’s formation and the Offering as described below. Starting on February 21, 2006, the Company began searching for a target business to acquire. On May 18, 2007, the Company entered into a Stock (‘‘Purchase Agreement”) with The Clark Group Inc. (‘‘CGI’’) and its wholly owned subsidiaries in which the Company agreed to purchase 100% of CGI’s shares of common stock. In February 2008, the Company completed the acquisition of CGI (the ‘‘Acquisition’’) (Note 5).

The registration statement for the Company’s initial public offering (‘‘Offering’’) of 10,000,000 units, each consisting of one share of common stock, par value $.0001 (‘‘Shares’’), and one redeemable common stock purchase warrant (‘‘Warrants’’) exercisable for an additional Share, was declared effective on February 15, 2006. The Company consummated the Offering on February 21, 2006. In addition, the underwriters exercised their over-allotment option for an additional 1,000,000 units, which units were issued on March 1, 2006. In total, the Company recorded net proceeds of approximately $80,997,000 after deducting underwriting discounts and commissions (including $2,640,000 of deferred underwriting discounts and commissions) and offering expenses. The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering were intended to be generally applied towards the consummation of an initial business combination with (or acquisition of) one or more operating businesses in the transportation and logistics sector and related industries (‘‘Business Combination’’). The operating business that the Company acquired in such Business Combination had to have a fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of $2,640,000) at the time of such acquisition. At December 31, 2007, $88,423,218 ($2,640,000 of which consists of deferred underwriting discounts and commissions) of the net proceeds inclusive of interest earned subject to unpaid taxes was held in such trust account (‘‘Trust Account’’) and was invested in short-term securities issued or guaranteed by the United States until the Acquisition on February 12, 2008. The remaining proceeds after acquisition costs, were used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

On February 15, 2008, the Company received notice from the American Stock Exchange LLC (‘‘Amex’’) indicating it no longer complies with Amex’s listing standards due to the requirement of a minimum 400 public shareholders, as set forth in Section 102(a) of the Company Guide, and that its securities are, therefore, subject to possible delisting from Amex. The Company appealed this determination. The AMEX Listing Qualifications Panel conducted a hearing on the basis of written submissions and on July 3, 2008, AMEX notified the Company that the AMEX Panel had authorized the continued listing of the Company’s securities on AMEX, notwithstanding that the Company does not fully satisfy AMEX’s regular Initial Listing Standards. The AMEX Panel’s decision was based on the Company’s satisfaction of the AMEX Alternative Listing Standard set forth in Section 1203(c)(i)(A) of the AMEX Company Guide and its finding that the Company’s long history of operations in the transportation management and logistics area (via the operating company acquired by Global Logistics Acquisition Corporation in February 2008), its immediate plans to increase the number of public shareholders, as well as its current growth strategy and financial performance are mitigating factors which warrant listing pursuant to AMEX’s Alternative Listing Standards.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation for Interim Reporting — The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in comprehensive annual financial statements presented in accordance with U.S. generally accepted accounting principles have generally been condensed or omitted pursuant to Securities and Exchange Commission (‘‘SEC’’) rules and regulations.

Management believes that the accompanying condensed consolidated financial statements contain all adjustments (which include normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K, as amended and the Company’s Definitive Proxy Statement on Schedule 14-A filed with the SEC April 23, 2008 and on January 28, 2008, respectively.

Fiscal Year End — The Company through 2007 had December 31 as its fiscal year end. The Company, due to the acquisition of CGI, has adopted the CGI’s fiscal year methodology of a 52 - 53 week fiscal year ending on the Saturday closest to December 31. The 2008 fiscal year will be a 53 week fiscal year, that will end on January 3, 2009.

Business Activity — The Company is a logistics services company that provides ground, air and ocean freight forwarding, contract logistics, customs clearances, distribution, inbound logistics, truckload brokerage and other supply chain management services. The Company serves its clients through a network of contract logistics providers and distribution centers.

Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions have been eliminated in consolidation. The Company is a holding company with investments in operating entities, Clark Group Inc., Clark Distribution Systems, Inc., Clark Worldwide Transportation Limited (discontinued operation), Clark Worldwide Transportation, Inc., Highway Distribution Systems, Inc. and Evergreen Express Lines, Inc.

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

Recognition of Revenue — Gross revenues consist of the total dollar value of goods and services purchased from us by our customers. Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, establishes the criteria for recognizing revenues on a gross or net basis. All transactions are recorded at the gross amount charged to customers for service. In these transactions, the Company is the primary obligor, a principal to the transaction, assume all credit risk, maintain substantially all risks and rewards, have discretion to select the supplier, and have latitude in pricing decisions. The Company has no material revenues relating to activities where these factors are not present. The Company also recognizes revenue in accordance with Method 5 of Emerging Issues Task Force (EITF) Issue No. 91-9, Revenue and Expense Recognition for Freight Services in Process. Accordingly, gross revenue and freight consolidation costs for domestic ground freight, international air and ocean freight forwarding services are recognized based upon the relative transit time in each reporting period with expense recognized as incurred. We compute relative transit time by considering the mode of transportation and the destination. Domestic ground freight estimates are highly predictable and are based on historical delivery data. International air and ocean freight transit estimates are based on published third party carrier arrival schedules. Gross profits are gross revenues less freight expense.

Cash and Cash Equivalents — For purposes of the consolidated statements of cash flows, the Company considers all short term, highly liquid investments with an original maturity of less than 90 days to be cash equivalents.

Accounts Receivable — Accounts receivable are recorded at management's estimate of net realizable value. Management evaluates the adequacy of the allowance for uncollectible accounts on a customer specific basis. These factors include historical trends, general and specific economic conditions and local market conditions. Accounts are written off when management determines collection is doubtful. The balances for the allowance for uncollectible accounts were $327,000 and $0 respectively for the 13 weeks ended March 29, 2008 and year ended December 31, 2007.

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

Fair Value of Financial Instruments — The Company's financial instruments consist of accounts receivable, accounts payable, and debt. The fair value of these financial instruments approximates their carrying value.

Operating Leases— The Company leases all of its distribution facilities and transportation equipment. At inception, each lease is evaluated to determine whether the lease will be accounted for as an operating or capital lease. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal can be reasonably assured and failure to exercise such option would result in an economic penalty. The Company currently has no leases that meet the capital lease requirements, therefore all leases are currently accounted for as operating.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements.

The Company accrues freight expense for any transportation pool costs that have been incurred, but have not been included in accounts payable. These estimates are used to substantiate vendor invoices that are processed for payment, as well as the Company's accruals for purchased transportation for shipments in process at the end of the period.

The Company is self insured for a portion of its workers compensation. In the ordinary course of operations, employees may be injured and file a claim for workers compensation. Based upon its review of open claims, management adjusts the balance sheet accrual to equal its estimate of incurred losses, including an estimate for incurred but not reported claims (IBNR). IBNR includes future development of incurred losses. (See Note 9). Actual results could differ from these estimates.

Accounting for Goodwill, Intangibles and Other Long-lived Assets — The Company accounts for goodwill, intangibles and other long-lived assets in accordance with SFAS No. 141, Business Combination, SFAS No. 142, Goodwill and Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Under SFAS No. 141, goodwill represents the excess of cost (purchase price) over the fair value of net assets acquired. Acquired intangibles are recorded at fair value as of the date acquired using the purchase method. Under SFAS No. 142, goodwill and other intangibles determined to have an indefinite life are not amortized, but are tested for impairment at least annually or when events or changes in circumstances indicates that the assets might be impaired.

The goodwill impairment test is a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying value of the reporting unit exceeds its fair value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The Company will perform its goodwill impairment test at the end of the fourth quarter to determine if any impairment exists.

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

Comprehensive Income — SFAS No. 130, Reporting Comprehensive Income, established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income for the thirteen weeks ended March 29, 2008 and December 31, 2007 was the same as net income for the Company.

Stock Based Compensation — SFAS No. 123 (revised 2004), ‘‘Share-Based Payments,’’ (‘‘SFAS 123R’’) requires the Company to recognizes expense for its share based compensation based on the fair value of the awards that are granted. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. Option valuation methods require the input of highly subjective assumptions, including the expected stock price volatility. Measured compensation expense related to such option grants, is recognized ratably over the vesting period of the related grants. (See Note 10).

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

Income Taxes — The Company adopted the provisions of Financial Accounting Standards Board (‘‘FASB’’) Interpretation No, 48 as of January 1, 2007. Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements and requires companies to use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. The adoption did not impact the Company’s financial position, results of operations or cash flows for the twelve months ended December 31, 2007. As of March 29, 2008, the Company had no material unrecognized income tax benefits, expected changes to unrecognized income tax benefits or interest and penalties.

The Company’s accounting policy for recognition of interest and penalties related to income taxes is to include such items as a component of income tax expense.

CGI was a subchapter S corporation through February 12, 2008, the date of acquisition. Prior to February 12, 2008, CGI was not subject to federal or state income tax, with the exception of certain states that do not recognize federal S corporation status. CGI had evaluated the potential tax, interest and penalties relating to this exposure as of December 29, 2007; it was determined to be immaterial. Upon acquisition, CGI’s S corporation status was terminated, and after that date, the Company will be taxed as a C corporation for federal and state income tax purposes. The Company will file a consolidated income tax return for federal tax purposes and in states where consolidated filings are allowed or required. The Company will file income tax returns in the United Kingdom for its discontinued foreign subsidiary for 2008. The Company will begin filing in all jurisdictions determined by the Company to have potential exposure in 2008. All tax years since the Company’s inception (September 1, 2005) as filed or yet to be filed are open to examination by the appropriate tax authorities.

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

•
All previously recognized tax positions that subsequently fail to meet the more-likely-than-not recognition threshold are derecognized in the first interim period in which the recognition threshold is no longer met.

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

Earnings per common share (“EPS”) — Prior to the acquisition of CGI, the Company's statement of operations had included a presentation of earning per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share.

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

The Company measures the effects of options and warrants on diluted EPS through application of the treasury stock method, whereby the proceeds received by the Company based on assumed exercise are hypothetically used to repurchase the Company’s common stock at the average market price for the period. Dilution will occur according to the treasury stock method only if the average market price of the Company’s common stock is higher than the exercise price of either the stock options and/ or warrants. When the opposite is present (i.e., the average market price is lower), the results are antidilutive, and the impact of either the stock options and/or warrants is ignored.

The average market price of the Company’s common stock from December 30, 2007 to March 29, 2008 was $5.93 and since it is lower than the exercise price of the warrants, the impact of the warrants is excluded from the diluted EPS calculation for the 13 weeks ended March 29, 2008. However during the same period of time, the average market price of the Company’s stock was higher than the exercise price of the options granted during the period, the impact of the stock options is included in the diluted EPS calculation for the period ended March 29, 2008.

The earnings per common share calculation for the 13 weeks ended March 29, 2008 and March 31, 2007 is shown below. As stated above, the 2007 earnings per common share included the two-class method of presentation, with only the earnings per common share of the common stock not subject to possible conversion shown below and in the financial statements:

	13 weeks ended	13 weeks ended
	March 29, 2008	March 31, 2007
Maximum number of shares subject to possible conversion
Basic and diluted EPS
Net interest income attributable to common shares subject to possible conversion		$108,438
Weighted average number of shares		2,199,999
Basic and diluted income per share		$0.05

Basic EPS
Net income		$(193,023)
Less interest attributable to common stock subject to possible conversion net of taxes		$(108,438)
Net income for common stock not subject to possible conversion	$165,000	$(301,461)
Weighted average number of shares	12,709,933	11,300,001
Basic income per share	$0.01	($0.03)

Diluted EPS
Net income for common stock not subject to possible conversion	$165,000	$(301,461)
Basic weighted average number of shares	12,709,933	11,300,001
Dilutive effect of warrants	-	-
Dilutive effect of stock options	3,968	-
Diluted weighted average number of shares	12,713,902	11,300,001
Diluted income per share	$0.01	$(0.03)

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This new standard provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB believes that SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and No. 107. This Statement is effective beginning January 1, 2008 for the Company, with early adoption permitted under certain circumstances. Management has adopted SFAS No. 159 and this adoption does not impact the Company's financial statements.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (‘‘SAB 110’’) to permit entities, under certain circumstances to continue to use the ‘‘simplified’’ method, in developing estimates of expected term of ‘‘plain-vanilla’’ share options in accordance with Statement No. 123R Share-Based Payment. SAB 110 amended SAB 107 to permit the use of the ‘‘simplified’’ method beyond December 31, 2007. The Company has adopted SAB 110 for its computation of stock-based compensation (See Note 10).

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

3.  RESTATEMENTS:

The Company is restating its Form 10-Q for the 13 weeks ended March 29, 2008 to reflect changes to the financial statements and notes to the financial statements relating to the following:

(i)
To restate the valuation of goodwill due to a variance in the share price of the stock issued in the Acquisition of the Clark Group Inc. The original goodwill was calculated utilizing the share price of $5.08, which reflected the stock value at the date of the Acquisition, the restated goodwill was calculated utilizing the share price of $7.72, which reflected the stock value at the announcement date of the Acquisition on May 18, 2007.

(ii)	To restate accrued expenses and compensation expenses to include certain management bonuses and to reclassify certain accrued liabilities.

(iii)
To restate earnings per share due to a change in the presentation in a manner similar to the two-class method for the 13 weeks ended March 31, 2007 and to restate earnings per share for the 13 weeks ended March 29, 2008 to exclude restricted shares with contingently issuable characteristics.

A Summary of the Significant Effects of the Restatement is as Follows:

Consolidated Balance Sheet
	March 29, 2008
	As Previously
	Reported	As Restated
ASSETS
Current Assets:
Prepaid expenses	1,269	1,257
Deferred tax assets - current	1,240	1,288
Total current assets	12,362	12,398
Goodwill	59,469	60,469
Total Assets	$100,261	$101,297

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued expenses and other payables	3,820	2,571
Accrued stock conversion	-	1,320
Total current liabilities	11,181	11,252
Deferred tax liabilities - non-current	11,790	11,798
STOCKHOLDERS' EQUITY
Additional paid-in capital	72,317	73,336
Retained earnings	2,242	2,180
Total stockholders' equity	74,560	75,517
Total liabilities and stockholders' equity	$100,261	$101,297

Consolidated Statement of Income

	As Previously
	Reported	As Restated
	13 Weeks	13 Weeks
	March 29, 2008	March 29, 2008
Selling, operating and administrative expenses	(5,830)	(5,921)
Income from operations	1,011	920
Income before income taxes and adjustment	1,238	1,147
Income before taxes	404	313
Income tax expense	(177)	(148)
Net income	227	165
Maximum number of shares
subject to possible conversion
Weighted average number of shares
Income per share amount (basic and diluted)
Weighted average number of shares outstanding
Basic	11,750	12,710
Diluted	11,750	12,714
Net income (loss ) per share
Basic	$0.02	$0.01
Diluted	0.02	$0.01

4.  INITIAL PUBLIC OFFERING:

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

5.  ACQUISITION AND BUSINESS COMBINATION OF THE CLARK GROUP INC.:

The Company entered into a Stock (“Purchase Agreement”) with The Clark Group Inc. (‘‘CGI’’) and CGI’s stockholders on May 18, 2007. CGI is a provider of mission-critical supply chain solutions to the print media industry.

On February 12, 2008, the Company consummated its acquisition as contemplated by the Purchase Agreement, amended on November 1, 2007, by and among the Company, CGI and the stockholders of CGI. At the closing of the Acquisition, the Company was to purchase all of the issued and outstanding capital stock of CGI for a total consideration of $75,000,000 (of which $72,527,472.53 was paid in cash and $2,472,527.47 by the issuance of 320,276 shares of the Company’s common stock valued at $7.72 per share, the average share price at the announcement of the Purchase Agreement). In connection with the closing of the Acquisition, the Company changed its name from Global Logistics Acquisition Corporation to Clark Holdings Inc.

At the closing of the Acquisition, an escrow agreement (‘‘Escrow Agreement’’) was entered into providing for (i) $7,500,000 as a fund for the payment of indemnification claims that may be made by the Company as a result of any breaches of CGI’s covenants, representations and warranties in the Acquisition Agreement (‘‘Indemnification Escrow’’), (ii) $500,000 as a fund to pay the Company the amount, if any, by which the average of the working capital on the last day of the month for the twelve months ended March 31, 2008 is higher (less negative)than negative $1,588,462, and (iii) $300,000 as a fund to reimburse CGI and the Company for costs incurred in connection with discontinuing certain of CGI’s operations in the United Kingdom.

Holders of 1,802,983 of the Company’s shares of common stock voted against the Acquisition and elected to convert or have converted their shares into a pro rata portion of the trust account (approximately $8.06 per share or an aggregate amount of $14,536,911). After giving effect to (i) the issuance of 320, 276 shares in connection with the Acquisition and (ii) the conversion of shares, there are currently 10,859,385 shares of common stock outstanding at March 29, 2008. In addition, the founders of the Company have placed 1,173,438 shares of common stock into escrow pending the attainment of a specified market price (restricted shares) and these are excluded in authorized and outstanding shares at March 29, 2008. As a result of the condition to which the escrowed shares will be subject, such shares will be considered as contingently issuable shares and, as a result, are not included in the income (loss) per share calculations. Accordingly, the Company will recognize a charge based on the fair value of the shares over the expected period of time it will take to achieve the target price, if and only if the expected probability of the share price attaining the specified market price exceeds 50 percent. (See Note 13).

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

The results of operations of the acquired company, CGI, have been included in the Company's consolidated financial statements for the 13 weeks ended March 29, 2008. This was accomplished as follows:

•	In our presentation of the consolidated statement of income, we included revenue and expenses of CGI from December 30, 2007 through February 11, 2008.

•	In addition, the Company deducted CGI's income from operations from December 30, 2007 through February 11, 2008 (i.e., the "Acquisition Date"), as a single line item adjustment.

The final purchase price for the Acquisition at closing was determined based on the value of the cash consideration paid by the Company, the average value of Company’s common stock on or about the Purchase Agreement arrangement date, and the direct acquisition costs incurred. The aggregate purchase price of $77,106,830 represents the sum of (i) $64,876,642 which represents cash consideration paid directly to CGI’s shareholders, (ii) $8,300,000 deposited in three separate escrows, as described above (iii) $493,192 of deferred acquisition costs paid at closing, (iv) $964,465 of deferred acquisition costs paid prior to closing, and (v) $2,472,531 for 320,276 shares of common stock that were issued to two executive officers of CGI at closing.

Components of the purchase price distribution are as follows:

Cash to CGI shareholders	$64,876,642
Cash in escrows	8,300,000
Acquisition costs paid at Closing	493,192
Acquisition costs paid prior to Closing	964,465
Total	74,634,299
Issuance of 320,276 shares of common stock at $7.72 per share	2,472,531
Total Purchase Price	$77,106,830

Reconciliation of initial cash payment per the Purchase Agreement to cash paid at closing of the Acquisition is summarized as follows:

Initial estimate of cash distribution	$72,527,473
Cash in escrow	(8,300,000)
Interim working capital adjustment to purchase price	495,067
Reimbursement of professional fees	154,102
Cash to CGI shareholders	$64,876,642

A preliminary allocation of the purchase price of CGI to the estimated fair values of the assets acquired and liabilities assumed of CGI on February 12, 2008 was made and recorded during the 13 weeks ended March 29, 2008 and subsequently amended as reported in these financial statements. The preliminary allocation of the purchase price, including the evaluation and allocation to identifiable intangible assets, recognition of deferred taxes and allocation to goodwill resulting from the Acquisition, was made by management. The preliminary estimates will be subject to change based on the finalization of asset and liability valuations of CGI, and will depend in part on prevailing market rates and conditions. A final determination of the fair values will be completed during fiscal year 2008. The final valuations will be based on the actual net tangible and intangible assets of CGI that existed as of February 12, 2008. Any adjustments may change the allocation of purchase price, which could affect the fair value assigned to the assets acquired and liabilities assumed and could result in a material change to the Company’s consolidated financial statements.

The preliminary allocation of the fair value of the assets acquired and liabilities assumed in the Acquisition of CGI are as follows:

Current assets	$6,956,000
Current assets of discontinued operations	388,000
Property and equipment	1,394,000
Intangibles	26,575,000
Goodwill	49,367,000
Current liabilities	(7,441,000)
Current liabilities of discontinued operations	(132,000)
Total fair value of assets and liabilities	$77,107,000

6.  PROPERTY AND EQUIPMENT:

Property and equipment consist of:

	Estimated useful lives	March 29, 2008	December 31, 2007
Land		$71,000
Building	40 years	465,000
Leasehold improvements	3 - 7 years	97,000
Furniture and office equipment	3 - 7 years	502,000
Equipment	3 - 7 years	277,000
		1,412,000	-0-
Accumulated depreciation		(23,000)
Property and equipment, net		$1,389,000	-0-

Property and equipment acquired in the Acquisition was assigned fair value of $1,394,000. Purchases of property and equipment totaled $18,000 for the 13 weeks ended March 29, 2008.

7.  INTANGIBLE ASSETS:

The following table summarizes the Company’s intangible assets as of March 29, 2008:

	Amortization Period	Fair Value at Acquisition
Software	5	$1,197,000
Non-compete agreements	6	6,412,000
Tradenames	—	5,378,000
Customer relationships	12	13,588,000
		26,575,000
Accumulated amortization		(320,944)
Intangible assets, net		$26,254,056

There were no intangible assets as of March 31, 2007.

A schedule of the amortization expense by year is as follows:

Year
2008	$2,151,244
2009	2,440,400
2010	2,440,400
2011	2,440,400
2012	2,440,400
$11,912,844

Amortization expense for the 13 weeks ended March 29, 2008 and March 31, 2007 was $320,944 and $0, respectively.

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

Interest is payable at 1.75% over Libor, or 0% above the Prime Interest Rate. The non-use fee is 0.50% per year and the Letter of Credit fees are at 1.75%. As of March 29, 2008, the interest rate on the term loan was 4.80%.

A schedule of the principal repayments as of March 29, 2008 is as follows:

Year
2008	$512,009
2009	682,678
2010	682,678
2011	1,536,027
$3,413,392

The Company has issued approximately $1,417,000 in bank letters of credit. Future payments under the Company’s workers’ compensation insurance program represented $1,174,000 of this amount, and the balance was issued as a security deposit for its leased UK property, which was disposed of on August 30, 2007. To date, this letter of credit has not been relinquished by the local UK bank and management is actively pursing the release of this letter of credit.

Interest expense for the term loan was $43,000 and $0 for the 13 weeks ended March 29, 2008 and March 31, 2007, respectively. In addition, the Company recognizes fees associated with the revolving credit line, the letters of credit and the term loan as interest expense. These fees totaled approximately $6,000 and $0 for 13 weeks ended March 29, 2008 and March 31, 2007, respectively. The Company is in compliance with the financial covenants contained in the Credit Agreement as of March 29, 2008.

The credit facility is secured by substantially all of the Company’s assets.

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

10.  STOCK BASED COMPENSATION:

The Company’s 2007 Long-Term Incentive Equity Plan (the ‘‘Plan’’), became effective with the consummation of the Acquisition. The Plan was established to grant stock options, stock appreciation rights, restricted stock, deferred stock and other stock based awards to its directors, officers, employees and consultants of the Company. Under the Plan, all stock option awards are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant and expire ten years after the date of the grant. On March 13, 2008, the Company granted 70,000 stock options (in total) of the Company’s common stock to all non-employee directors on the Board of Directors and the Special Advisor on the Board of Directors. These stock options vest over a three-year period. Shares issued as a result of future stock option exercises, if any, will be newly issued shares. During the 13 weeks ended March 29, 2008, no stock options vested or were exercised.

Compensation expense related to the 70,000 in stock options granted in the 13 weeks ended March 29, 2008 was $166,134, which is expected to be recognized over a weighted average vesting period of approximately three years. The Company determined that the compensation expense for this period to have an immaterial impact on the consolidated financial statements and therefore has not recorded this amount.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model that uses various assumptions for inputs as noted. Generally, the Company uses expected volatilities and risk-free interest rates that correlate with the expected term of the option when estimating an option’s fair value. For expected term, since the Company does not have historical share option exercise experience, FASB 123R provides that alternative sources of information may be used. The Company adopts the “simplified method” to estimate the expected life of the option, which is equal to the average of the vesting term (3 years) and original contractual term (10 years). Expected volatility is based on historical volatility of the stock prices of comparable logistic companies of similar market value, given the lack of trading history of the Company’s stock, and the expected risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant. The assumptions used for the options granted in the 13 weeks ended March 29, 2008 were: (1) expected volatility of 58%, (2) risk-free interest rate of 3.00%, (3) expected dividends of 0.0% and (4) average life of 6.5 years, as calculated in accordance with guidance due to lack of experience. The chart below shows the assumptions in tabular form:

13 weeks ended
March 29, 2008
Expected volatility	58.0%

Risk free rate	3.0%

Expected dividends	0.0%

Expected term (in years)	6.5

A summary of option activity under the Plan as of March 29, 2008 and changes during the quarter ended is shown below:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Avalue
Outstanding at January 1, 2008	-	-	-	-
Granted	70,000	4.06	10	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 29, 2008	70,000	4.06	10	-

Exercisable at March 29, 2008	-	-	-	-

summary of the status of the nonvested shares as of March 29, 2008, and changes during the quarter ended March 29, 2008 is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value Price
Non Vested as of January 1, 2008	-	-
Granted	70,000	$2.37
Vested	-	-
Forteited	-	-
Non Vested as of March 29, 2008	70,000	-

11. BUSINESS SEGMENTS:

The Company identifies business segments into Domestic and International. The Domestic segment consists of operations serving a variety of wholesale customers in North America. The International segment consists principally of shipments outside North America. Financial information on business segments for the 13 weeks ended March 29, 2008 and March 31, 2007 is presented below, showing all of the activity of CGI from January 1, 2008 through March 29, 2008 (in thousands):

Business Segments:
13 Weeks Ended March 29, 2008

	Domestic	International	Consolidated
Net revenues	$16,159	$3,140	$19,299
Freight expense	(10,253)	(1,835)	(12,088)
Gross profit	5,906	1,305	7,211
Selling, operating, and administrative expenses	(4,665)	(1,256)	(5,921)
Income from operations before depreciation, amortization, interest and taxes	$1,241	$49	$1,290
Total assets	$88,730	$12,567	$101,297
Capital expenditures (including fair value of assets purchased in Acquisition)	$1,191	$221	$1,412

13 Weeks Ended March 31, 2007
	Domestic	International	Consolidated
Net revenues	$—	$—	$—
Freight expense	—	—	—
Gross profit	—	—	—
Selling, operating, and administrative expenses	(887)	—	(887)
Income from operations before depreciation, amortization, interest and taxes	$(887)	$—	$(887)
Total assets	$88,379	$—	$88,379
Capital expenditures	$—	$—	$—

For purposes of this disclosure, all inter-company transactions have been eliminated and all activities associated with the discontinued operations have been excluded.

12.  INCOME TAXES:

A summary of the components of the provision (benefit) for income taxes is as follows:

	13 Weeks Ended
	3/29/2008	3/31/2007
Federal:
Current	$193,495	$220,594
Deferred	(98,576)	(29,000)
	94,919	191,594
State:
Current	90,762	170,002
Deferred	(37,863)	(12,000)
	52,900	158,002
	$147,819	$349,596

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	13 Weeks Ended
	3/29/2008	3/31/2007
Tax provision computed at the federal statutory rate	34.00%	34.00%
Effect of state income taxes, net of federal benefits	11.13%	11.03%
Other permanent differences, net	2.01%	0.00%
	47.14%	45.03%

The Company recorded a deferred tax liability of $11,418,278 on the date of Acquisition to record for financial statement purposes the fair value of certain acquired identifiable intangible assets. Such temporary differences relate to software of $1,196,580, non-compete agreements of $6,413,135, tradename of $5,377,980 and customer relationships of $13,588,089. None of the goodwill recorded for financial statement purposes is expected to be deductible for income tax purposes.

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

Temporary differences which created deferred tax assets (liabilities) at March 29, 2008 and March 31, 2007 are as follows:

	13 Weeks Ended
	March 29, 2008		March 31, 2007
	Current	Non-current	Current	Non-current
Deferred tax assets:
Accruals	$231,569	$—	$—	$—
State tax	799,066	—	—	—
Compensation and benefits	117,012
Amortization	—	786,553	—	469,000
Allowance for bad debts	140,228	—	—	—
Total deferred tax assets	1,287,875	786,553	—	469,000
Deferred tax liabilities:
Depreciation	—	(79,131)	—	—
Amortization	—	(11,718,519)	—	—
Prepaids	(250,607)	—	—	—
Other	(28,304)	—	—	—
Total deferred tax liabilities	(278,911)	(11,797,650)	—	—
Total deferred tax asset (liability), net	$1,008,964	$(11,011,097)	$—	$469,000

In accordance with SFAS No. 109, the Company recognizes deferred tax assets and liabilities based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already recorded the tax benefit on the in the income statement. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. We have determined that no such allowance is required.

13. RESTRICTED STOCK IN ESCROW:

Upon the closing of the Acquisition, the founders of the Company, placed an aggregate of 1,173,438 of their shares (‘‘restricted stock’’) into escrow pursuant to a Stockholder Escrow Agreement (‘‘Escrow Agreement’’). These shares will be released from escrow if, and only if, prior to the fifth anniversary of the Acquisition, the last sales price of the Company’s common stock equal or exceeds $11.50 per share for any 20 trading days within a 30 day trading day period. Upon satisfaction of this condition, shares shall be released to the founders. If such condition is not met, the shares placed in escrow will be cancelled. The release condition may not be waived in any circumstances. The terms of the escrow agreement will restrict the founders from selling or otherwise transferring the escrowed shares during the period the escrow arrangement is in effect, subject to certain limited exceptions such as transfers to family members and trusts for estate planning purposes, the death of the founder and transfers to an estate or beneficiaries, provided that the recipients agree to remain subject to the arrangement.

This restricted stock in escrow is accounted for in accordance with SFAS No. 123 (revised 2004), ‘‘Share-Based Payments’’. In accordance with SFAS 123R, the Company used a Black-Scholes model in conjunction with a lattice or decision path model to simulate the future prices of the Company’s stock over a five year period. (100,000 simulated decision paths were simulated in calculating the probability that the stock would exceed $11.50 in 5 year period for 20 out of 30 days).

Key assumptions used in the model are as follows:

•	The stock price of CHI was $5.08 per share as the close on February 12, 2008.

•	The risk free rate for the Black Scholes model is 2.31% (3 month Treasury rate as of February 12, 2008).

•	Time to expiration is five years, consisting of 1260 business days.

•	The shares release on the first day that follows a thirty business day period in which the stock price equals or exceeds $11.50 in twenty of the days.

•
The volatility used in the model was increased from 31.53% (used in the proxy statement dated January 28, 2008 and used to value the estimated value of the options awarded two executives) to 52.7% and 58.3%. The higher volatility values, which would increase the probability of the stock achieving the $11.50 goal, were chosen since they better represented the volatility of logistic firms that had market capitalizations more similar in the market value to the Company.

The results of the 100,000 lattice or decision path simulations was as follows:

•	The probability of the stock achieving an $11.50 per share value at the end of 5 years is between 26.445% to 28.028%.

•	This implies that associated with 100,000 price paths (i.e., ‘‘decision paths’’), only up to 28,028 of these paths achieved an $11.50 per share price after 5 years.

•	The remaining (approximately) 72,000 price paths never achieve the $11.50 per share price.

•	The fair value of the restricted stock as of February 12, 2008 is between $3.33 to $3.59 per share (versus $5.08 per the market).

The ‘‘middle result’’ or expected value-median-mean in the 50% range would require approximately 50,000 price paths achieving a $11.50 per share price. The results generated by this study are substantially less than the 50,000 required. As a result of the probability analysis, the Company will not recognize any amortization expense related to restricted shares during the 13 weeks ended March 29, 2008.

In addition, the Company accounts for restricted stock in escrow in accordance with SFAS No. 128, ‘‘Earnings per Share’’. Pursuant to paragraph 30, Contingently Issuable Shares are included in the diluted earning per share calculation “if all necessary conditions have been satisfied by the end of the period”. The contingency was not met during the period and therefore these shares are excluded from both the basic and diluted earnings per share.

14. SELECTED UNAUDITED PRO FORMA FINANCIAL STATEMENTS:

The following unaudited pro forma condensed consolidated balance sheet combines the historical audited balance sheets of CHI as of December 31, 2007, and the audited balance sheets of CGI as of December 29, 2007, giving effect to the transactions described in the Purchase Agreement with purchase accounting applied to the acquired Clark assets as if they had occurred on the last day of the period.

The following unaudited pro forma condensed consolidated statement of operations combines the historical unaudited statement of operations of CHI for the quarter ended March 31, 2007, and the unaudited statement of operations of CGI for the quarter ended March 31, 2007, giving effect to the transactions described in the Purchase Agreement with purchase accounting applied to the acquired CGI assets as if they had occurred on January 1, 2007.

The historical financial information has been adjusted to give pro forma effect to events that are directly attributable to the transaction, are factually supportable and, in the case of the pro forma income statements, have a recurring impact.

Although the closing of the acquisition occurred on February 12, 2008, the purchase price allocation has not been finalized and is subject to change based upon finalization of working capital adjustments and other acquisition related adjustments.

The unaudited pro forma financial statements are not necessarily indicative of the financial position or results of operations or the future financial position or operating results of the combined Company.

CLARK HOLDINGS INC.
CONSOLIDATED PRO FORMA BALANCE SHEET
(UNAUDITED) (In Thousands)

			Pro Forma		Pro Forma
			Adjustments		(Reflecting Actual
	YE 2007	YE 2007	(Actual		Conversions)
	GLAC	Clark	Conversions)		12/31/2007
Assets
Current assets:
Cash & cash equivalents	133	1,472	88,423	A	1,774
			(64,227	)B
			(8,300	)B
			(154	)B
			(495	)B
			(1,458	)B
			(1,472	)B
			(2,112	)C
			(13,109	)D
			3,413	E
			(340	)F
Accounts receivable, net		6,362			6,362
Other receivables		358			358
Prepaid expenses and other current assets	159	947			1,106
Deferred tax asset-current			1,240	H	1,240
Current assets of discontinued operations		437			437
Total current assets	292	9,576	1,409		11,277

Investment-trust account	88,423		(88,423	)A

Deferred tax asset-non-current	811		1,176	G	747
			(1,240	)H

Property, plant and equipment, net		1,413			1,413
Intangible assets and other assets, net		11	(11	)B	-
Goodwill		10,871	(10,871	)B	-
Intangible assets and other assets, net			26,575	B	26,575
Goodwill-purchase allocation			59,993	B	60,315
			322	G
Deferred acquisition costs	874		(874	)F	-
Deferred financing costs
Total assets	90,400	21,871	(11,944)		100,327

CLARK HOLDINGS INC.
CONSOLIDATE PRO FORMA BALANCE SHEET(continued)
(UNAUDITED) (In Thousands)

			Pro Forma		Pro Forma
			Adjustments		(Reflecting Actual
	YE 2007	YE 2007	(Actual		Conversions)
	GLAC	Clark	Conversions)		12/31/2007
Liabilities & Stockholders' Equity
Current Liabilities:
Accounts payable		6,785			6,785
Accrued expenses & other payables	545	1,442	(874	)F	2,528
			95	C
			1,320	D
Deferred underwriting fees	2,640		(2,640	)C	-
Current portion of long term debt			683	E	683
Deferred tax liabilities- current			279	H	279
Notes payable-related party	340		(340	)F	-
Current liability of discontinued operations		126			126
Total current liabilities	3,525	8,353	(1,477)		10,401

Long-term debt, net of current portion			2,730	E	2,730
Deferred tax liabilities- non-current			10,626	B	11,844
			1,497	G
			(279	)H

Common stock subject to conversion	16,896		(16,896	)D	-
Interest on common stock subject to conversion	789		(789	)D	-

Common stock	1	9			10
Additional paid-in capital	67,175	1,041	433	C	73,328
			2,473	B
			(1,050	)B
			3,256	D
Retained earnings	2,014	12,468			2,014
			(12,468	)B
Total stockholders' equity	86,875	13,518	(7,356)		75,352

Total liabilities and stockholders' equity	90,400	21,871	(11,944)		100,327

CLARK HOLDINGS INC.
CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS
(UNAUDITED) (In Thousands)

	GLAC	Clark			Pro Forma
	13 Weeks Ended	13 Weeks Ended	Pro Forma		13 Weeks Ended
	March 31, 2007	March 31, 2007	Adjustments		March 31, 2007

Gross revenues	-	18,330			18,330

Freight expense	-	(11,392)			(11,392)
Gross profit	-	6,938			6,938

Depreciation and amortization			(86)	I	(696)
			(610)	J

Selling, operating and			(91)	K	(91)
administrative expenses	(887)	(5,413)	86	I	(6,214)
Income from operations	(887)	1,525	(701)		(63)

Interest income	1,043		(1,043)	L	-
Interest expense	-	-	(120)	M	(120)

Income before income taxes and adjustments	156	1,525	(1,864)		(183)

Less loss from discontinued operations	-	(270)	270	N	-

Income before income taxes	156	1,255	(1,594)		(183)

Income tax expense	(350)	(477)	827	O	-

Net (loss) income	(194)	778	(767)		(183)

Earnings (loss) per share
Basic					(0.02)
Diluted					(0.01)

Weighted average number of shares outstanding:
Basic					11,300
Diluted					14,317

*Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements
(amounts in thousands except share data and per share data)

Descriptions of the adjustments included in the unaudited pro forma balance sheet and statements of income are as follows:

(A)	To record the reclassification of funds held in trust by CHI.

(B)
To record the payment for the acquisitionof CGI, the transaction costs, and the allocation of the purchase price to the assets acquired and liabilities assumed. CHI acquired all of the outstanding capital stock of CGI for a total consideration of $77,107 (of which $73,176 was paid in cash and $2,473 was paid by the issuance of 320,276 shares of CHI common stock valued at $7.72 per share, which was the average value at the announcement date), subject to adjustment based upon the amount of CGI's working capital (i) at the time of closing on February 12, 2008 and (ii) as averaged for the 12 month period ended March 31, 2008. The $73,176 cash allocation to CGI shareholders consist of a $64,227 cash distribution, cash held in escrow of $8,300, cash for acquisition reimbursement $154, and cash of $495 due to purchase price adjustments.

The $1,458 in transaction costs is related to acquisition costs and was paid upon closing.

The $1,472 pro forma adjustment is in respect to the cash on hand as recorded on the balance sheet of CGI as of December 29, 2007, as CHI has consented to a distribution to CGI's stockholders of all of CGI's cash on hand at the time of the closing of the transaction.

Adjustments are as follows:

Allocation of Distribution of Purchase Price:
Cash	$73,176
Equity issuance	2,473	(i)
Transaction costs	1,458
	$77,107
Estimated Allocation of Purchase Price:
Accounts receivable, net	$5,717	(ii)
Prepaid expenses and other current assets	1,627	(ii), (v)
Plant, property, and equipment	1,394	(ii)
Intangibles and other assets	26,575	(iii)
Goodwill	49,367	(iv)
Accounts payable	(6,015)	(ii)
Accrued expenses and other current liabilities	(1,558)	(ii), (v)
	$77,107

*	The purchase price allocation for accounting purposes has not been finalized and is subject to change upon finalization of working capital adjustments and other acquisition related adjustments.

(i)
To record the equity issuance to certain selling shareholders of CGI is based on 320,276 shares issued at a share price of $7.72/share (the average market price of CHI shares for the 10 days preceding the signing of the Stock Purchase Agreement) with an estimated total value of $2,473.

(ii)	To record the assets and liabilities of CGI at book value at the acquisition date, which is estimated by CGI’s management to approximate fair value.

(iii)
To record identifiable intangible assets of CGI acquired by CHI estimated by CGI’s management at fair value consisting of $13,588 for customer relationships to be amortized using the straight line method over the weighted average expected life of 12 years, $6,412 for noncompete agreements which are to be amortized using the straight-line method over the life of the agreements of 6 years, $1,197 for software which is to be amortized using the straight-line method over the life of 5 years and $5,378 for trademarks which are not amortizable as they have an indefinite life. These intangibles and other assets total $26,575 in fair value. These estimates are CGI management's best estimates and are subject to change pending completion of appraisals of CGI's principal assets and liabilities.

(iv)
To record approximately $49.367 of the purchase price to goodwill. In addition, an additional $10,626 was recorded to reflect a deferred tax liability resulting from the amortizable intangible assets of $26,575 using an estimated effective tax rate of 40%. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The goodwill was attributed to the premium paid for the opportunity to achieve greater long-term growth. Goodwill recorded as a result of the transaction is not deductible for tax purposes nor is it amortizable for financial reporting. However, goodwill is evaluated by management for impairment on an annual basis.

Upon the completion of the acquisition, existing goodwill of $10,871, intangibles of $11, common stock and additional paid in capital of $1,105 of CGI was written off.

(v)	Included in prepaid expenses and other current assets are other receivable of $345, prepaid expense of $894 and current assets of discontinued operations of $388, totaling $1,558.

(C)
To record net deferred underwriting fees of $2,112 that was paid in cash to underwriters upon consummation of a business combination. The initial underwriter fees were $2,640 which was adjusted down by $528 due to the reduction of share conversion. Upon completion of the acquisition, CHI received additional bills for underwriter fees of $95 which was reserved for at accrued expense. The remaining $433 resulted in an increase of Additional Paid in Capital.

(D)	(1)	To record cash paid for stock conversion (13,109).

(2)	To record accrual of $1,320 to be paid for stock conversion.

(3)	To record additional paid in capital of $3,789 ($3,256 + $433 as noted above) due to stock conversion withdrawal.

(4)	To record elimination of common stock reserved as subject to conversion (valued at $16,896) and related interest attributable to this common stock value ($789 since inception).

(E)	To record the receipt of $3,413 of borrowings against the credit facility ($683-current portion of long term debt & $2,730).

(F)	To record elimination of CHI deferred acquisition costs ($874) and to repay loan to related party of $340.

(G)	To record accumulated deferred tax assets of CHI (GLAC) at the closing/acquisition date of $1,176, goodwill of $322, and deferred tax liabilities $1,497.

(H)	(1)	To reclass $1,240 from deferred tax asset-non-current to deferred tax asset-current.

(2)	To reclass $279 from deferred tax liability-non-current to deferred tax liability-current.

(I)	To reclass $86 of depreciation expenses from selling, operating and administrative expenses to depreciation and amortization.

(J)
To record adjustment to reflect amortization of customer relationships intangible assets (13 weeks ended March 31, 2007 - $283), which are recorded using the weighted average expected life of 12 years. To record adjustment to reflect amortization of noncompete agreements (13 weeks ended March 31, 2007 - $267), which are recorded using the straight-line method over the term of the agreements (approximately 6 years). To record adjustment to reflect amortization of proprietary software intangible assets (13 weeks ended March 31, 2007 - $60), which are recorded using the straight-line method over a 5 year period.

(K)	To record adjustment for accrual of management bonuses of $91 for the 13 weeks ended March 31, 2007.

(L)	To reduce interest income on cash and cash equivalents, based on reduced cash balances due to the acquisition.

(M)
To record adjustment to reflect interest expense on interest expense on revolving credit facility charged at a rate of LIBOR +175 basis points per annum (Weighted average LIBOR rate for 13 weeks ended March 31, 2007 +175 was 7.07% per annum).

(N)	To record the elimination of the loss from discontinued operations associated with the closure of the United Kingdom operations.

(O)	To record adjustment to Income Tax Expense of the combined operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

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

The Acquisition and the New Credit Facility

On February 12, 2008, we purchased all of the outstanding capital stock of CGI pursuant to the Stock Purchased Agreement (‘‘SPA’’), dated May 18, 2007, as amended on November 1, 2007, by and among us, CGI and the stockholders of CGI (‘‘Acquisition’’). At the closing of the stock purchase, the former stockholders of CGI were paid $72,527,472, less $8,300,000 of the purchase price that was placed in escrow, and were issued 320,276 shares of our common stock, valued at $7.72 per share, when the SPA was originally signed on May 18, 2007, for an original total purchase price of $75,000,000.

The aggregate purchase price of the Acquisition shown in the financial statements is $77,106,830 and was determined based on the value of the cash consideration paid by the Company, the value of the Company’s common stock on the day of the Acquisition, and the direct acquisition costs incurred. The aggregate purchase price of $77,106,830 represents the sum of (i) $64,876,642 which represents cash consideration that was paid directly to CGI’s shareholders, (ii) $8,300,000 is cash that was deposited in three separate escrows, (iii) $493,192 which represents deferred acquisition costs that were paid at closing, (iv) $964,465 which represents deferred acquisition costs that were paid prior to closing, and (v) $2,472,531 for 320,276 shares of common stock that were issued to two executive officers of the Company at closing.

Simultaneously with the Acquisition, the Company entered into a credit agreement as borrowers, with various financial institutions party thereto, as lenders, and LaSalle Bank National Association, as administrative agent (‘‘LaSalle’’) (‘‘Credit Agreement’’). Pursuant to the Credit Agreement, the Company received a financing commitment of up to $30,000,000 for a senior secured credit facility from LaSalle in order to (a) pay for conversion shares, (b) provide working capital for the Company and the Company’s direct and indirect subsidiaries and (c) provide for future permitted acquisitions. The facility consists of up to $20,000,000 that can be drawn within 60 days of the Closing Date (and was subsequently extended to 120 days on April 18, 2008) as a term loan sublimit and up to $30,000,000, less any amount drawn under the term loan sublimit, as a revolving credit facility with a $3,000,000 sublimit for letters of credit. As of April 22, 2008, the Company had drawn $4,733,256 under the term loan to pay conversions and no funds under the revolving credit facility.

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

A summary of our significant accounting policies are described in Note 2 of our consolidated condensed financial statements for the three months ended March 29, 2008, as included in this Quarterly Report on Form 10-Q.

There have been no changes in critical accounting policies in the current year from those relating to CHI described in our Definitive Proxy Statement dated January 28, 2008 and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Acquisition of CGI

Prior to the Acquisition, the Company’s primary asset was the trust account which held funds from the Company’s initial public offering. As of March 31, 2007 and December 31, 2007, approximately $87,200,647 and $88,423,218, respectively, were held in the trust account (including $2,640,000 of deferred underwriting discounts and commissions). As of February 12, 2008, the date the Acquisition was consummated, approximately $88,700,000 was held in the trust account. Upon the consummation, the funds in the trust account were released to the Company and were used to pay the purchase price of CGI to the stockholders of CGI, including a working capital adjustment and expense reimbursement. The Company also paid deferred commissions to the underwriters of its initial public offering. The Company used the remainder of the funds to pay conversions, as well as for working capital.

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

The results of operations of the acquired company, CGI, have been included in the Company's consolidated financial statements from February 12, 2008 through March 29, 2008. This was accomplished as follows:

•	In our presentation of the consolidated statement of income, we included 13 weeks of revenue and expenses of CGI from January 1, 2008 through March 29, 2008.

•	In addition, the Company deducted CGI's income from operations from January 1, 2008 through February 11, 2008 (i.e., the "Acquisition Date"), as a single line item adjustment.

The final purchase price for the Acquisition at closing was determined based on the value of the cash consideration paid by the Company, the value of Company’s common stock on the day of the Acquisition, and the direct acquisition costs incurred. The aggregate purchase price of $77,106,830 represents the sum of (i) $64,876,642 which represents cash consideration paid directly to CGI’s shareholders, (ii) $8,300,000 deposited in three separate escrows, as described above (iii) $493,192 of deferred acquisition costs paid at closing, (iv) $964,465 of deferred acquisition costs paid prior to closing, and (v) $2,472,531 for 320,276 shares of common stock that were issued to two executive officers of the Company at closing, which was valued at the fair value of $7.72 per share as on February 12, 2008.

The components of the purchase price of the Acquisition are as follows:

Cash to CGI shareholders	$64,876,642
Cash in escrows	8,300,000
Acquisition costs paid at Closing	493,192
Acquisition costs paid prior to Closing	964,465
Total	74,634,299
Issuance of 320,276 shares of common stock at $7.72 per share	2,472,531
Total Purchase Price	$77,106,830

Reconciliation of initial cash payment per the SPA to cash paid at the closing of the Acquisition is summarized as follows:

Initial estimate of cash distribution	$72,527,473
Cash in escrow	(8,300,000)
Interim working capital adjustment to purchase price	495,067
Reimbursement of professional fees	154,102
Cash to CGI shareholders	$64,876,642

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

The preliminary allocation of the fair value of the assets acquired and liabilities assumed in the Acquisition of CGI are as follows:

Current assets	$6,956,000
Current assets of discontinued operations	388,000
Property and equipment	1,394,000
Intangibles	26,575,000
Goodwill	49,367,000
Current liabilities	(7,441,000)
Current liabilities of discontinued operations	(132,000)
Total fair value of assets and liabilities	$77,107,000

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

The following table below, lists the Company’s intangible assets as of the date of acquisition and their estimated useful lives, as initially valued by Management:

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

Revenues. The table below summarizes the Company’s revenue by business segment (i.e., domestic versus international in thousands of dollars) for the first quarter of 2008 versus the first quarter of 2007. The first two columns of this table show revenue by segment for CHI only for the first quarter of 2008 (which include the revenue of CGI from January 1, 2008 to February 12, 2008) versus 2007 in accordance with our GAAP financial statements, in which there is no revenue in 2007 since CGI had not been acquired as of yet. The last two columns of this table provide a more meaningful comparison of operations since they show the revenue by segment for the CHI, with the acquired business, CGI, included in both the first quarter of 2008 and, on a pro forma basis, the first quarter of 2007.

	13 WEEKS		13 WEEKS
	CHI 2008	CHI 2007	CHI 2008	CHI & CGI 2007	% Change
Domestic	$16,159	$—	$16,159	$15,215	6.2%
International	3,140	—	3,140	3,115	0.8%
Gross Revenue	19,299	—	19,299	18,330	5.3%

The table below includes certain items in the consolidated statements of income as a percentage of revenue for the quarters ended March 29, 2008 versus March 31, 2007. As with the above table, the first two columns are for CHI only in accordance with our GAAP Financial Statements. There was no gross revenue in 2007 since CGI had not been acquired as of yet. The last two columns of this table shows certain items as a percentage of revenue for quarters ended March 29, 2008 versus March 31, 2007, with CGI financial results included in both quarters for the purpose of comparing the performance of the underlying business.

	13 WEEKS		13 WEEKS
	CHI 2008	CHI 2007	CHI 2008	CHI & CGI 2007
Gross Revenue	$100.0%	$—	$100.0%	$100.0%
Freight Expense	62.6%	—	62.6%	62.1%
Gross Profit	37.4%	—	37.4%	37.9%
Depreciation and Amortization	2.1%	—	2.1%	0.5%
Selling, Operating & Administrative Expenses	30.7%	—	30.7%	33.9%
Income from Operation	4.6%	—	4.6%	3.5%

In reviewing CGI operations for the first quarter of 2008 versus the first quarter of 2007, revenue increased by 6.2% for the first quarter of 2008 as compared to the first quarter of 2007. The gain was as a result of rate increases both between and during the periods, along with an increase in fuel surcharge invoicing. Revenue per pool distribution weight in the 2008 period increased to $ 8.45 per cwt from $ 7.62 per cwt in the comparable period in 2007. Domestic pool distribution weight decreased by 4.0% in the comparable periods, as magazine wholesalers reduced their copy orders in attempt to limited the number of unsold or ‘‘return’’ copies that they handle. Further, weight decreased as a result of a 6.2% drop in advertising pages for the first quarter of 2008 as compared to the first quarter of 2007. Tonnage decreased at all of CHI’s domestic locations with the exception of Dallas, Texas, which increased by 2.1%. Dallas is the Company’s smallest domestic location.

The marginal increase in international gross revenues was attributable to an 8.7% decrease in tonnage offset by a slightly higher combination of higher airfreight and lower ocean freight revenues. The significant tonnage reductions that took place in the first quarter of 2008 as compared to the first quarter of 2007 were: UK and continental Europe — 16.4%, and Mexico, Central and South America — 16.2%. The UK, continental Europe, Mexico, Central and South America destinations represent 50.8% of international tonnage. The reductions reflect fewer orders for U.S. magazines and books by CHI’s international customers, along with a reduction in advertising pages in the comparable periods. Tonnage increases that took place in the first quarter of 2008 as compared to the first quarter of 2007 were: Philippines — 57.9% all other destinations in Asia — 16.8%, and Australia/New Zealand — 2.8%. All Asian destinations including Philippines, along with Australia/New Zealand represent 35.7% of international tonnage. The increases represent expanded relationships with existing customers and an increase in orders for U.S. books.

Seasonality of Revenues. While CHI’s revenues are generally not seasonal (as each quarter’s revenue approximates 25% of annual revenues), there may be on occasion special events (e.g. an historical or celebrity event or death of a celebrity or other public figure) or a publisher’s release of a new publication that favorably impact tonnage and resulting revenues in a particular quarter.

Gross Profit. Our domestic margin increased slightly and our international margin declined. Gross profit was increased in total with domestic increases more than offsetting a decline in international gross profit.

The following table summarizes gross margin (dollars in thousands):

	13 Weeks Ended		13 Weeks Ended		Change
	March 29, 2008		March 31, 2007		Dollar	Percentage
GROSS REVENUE DOMESTIC	$16,159	100.0%	$15,215	100.0%	$944	6.2%
PURCHASED TRANSPORTATION	7,343	45.4%	7,068	46.5%	275	3.9%
OTHER TRANSPORTATION EXPENSE
PERSONNEL AND RELATED	1,128	7.0%	1,135	7.5%	(7)	⁻0.6%
INSURANCE	104	0.6%	98	0.6%	6	6.1%
TRACTOR RENTALS AND MAINTENANCE	583	3.6%	571	3.8%	12	2.1%
FUEL	903	5.6%	715	4.7%	188	26.3%
TRAVEL EXPENSE	72	0.4%	59	0.4%	13	22.0%
OTHER	120	0.7%	39	0.3%	81	207.7%
TOTAL FREIGHT EXPENSE DOMESTIC	10,253	63.5%	9,685	63.7%	568	5.9%
GROSS PROFIT DOMESTIC	5,906	36.5%	5,530	36.3%	376	6.8%
GROSS REVENUE INTERNATIONAL	3,140	100.0%	3,115	100.0%	25	0.8%
FREIGHT EXPENSE	1,835	58.4%	1,707	54.8%	128	7.5%
GROSS PROFIT INTERNATIONAL	1,305	41.6%	1,408	45.2%	(103)	⁻7.3%
TOTAL REVENUE	$19,299	100.0%	$18,330	100.0%	969	5.3%
TOTAL GROSS MARGIN	$7,211	37.4%	$6,938	37.9%	273	3.9%

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

Selling, Operating and Administrative Expenses. The three tables below (company wide, domestic and international) summarize selling, operating and administrative expenses (dollars in thousands) for the quarters ended March 29, 2008 and March 31, 2007, respectively, combining CHI and CGI expenses as if CGI had been owned during both quarters.

PRO-FORMA OF CLARK HOLDINGS PREPARED USING THE ASSUMPTION
THAT THE ACQUISITION OCCURRED AS OF JANUARY 1, 2007
S, O & A Breakdown
Q1 2008 versus Q1 2007

TOTAL	13 WEEKS ENDED
	CGI MAR 29, 08	GLAC MAR 29, 08	TOTAL CHI MAR 29, 08	CGI MAR 31, 07	GLAC MAR 31, 07	TOTAL CHI MAR 31, 07
SALARIES AND WAGES	$3,073	$91	$3,164	$3,056	$—	$3,056
GROUP INSURANCE	311	—	311	262	—	262
PROFIT SHARING	46	—	46	52	—	52
WORKERS COMPENSATION	31	—	31	64	—	64
	3,461	91	3,552	3,434	—	3,434
PACKAGING, OFFICE, COMPUTER SUPPLIES	260	—	260	264	—	264
OCCUPANCY EXPENSES	718	15	733	660	23	683
INSURANCE	30	17	47	26	—	26
CARGO LOSS & DAMAGE	36	—	36	35	—	35
OTHER OSGA	934	359	1,293	910	864	1,774
	1,978	391	2,369	1,895	887	2,782
	5,439	482	5,921	5,327	887	6,214
Personnel expense to gross revenue	17.9%	0.5%	18.4%	18.7%	0.0%	18.7%
All other OSGA to gross revenue	10.2%	2.0%	12.2%	10.3%	4.8%	15.2%
Total OSGA to gross revenue	28.1%	2.5%	30.6%	29.0%	4.8%	33.9%

(1)	Other OSGA consists of repairs and maintenance, travel expenses, dues and subscriptions, warehouse equipment rentals, licenses, non-cash compensation, legal and professional fees.

PRO-FORMA OF CLARK HOLDINGS PREPARED USING THE ASSUMPTION
THAT THE ACQUISITION OCCURRED AS OF JANUARY 1, 2007
S, O & A Breakdown
Q1 2008 versus Q1 2007

Domestic Division	13 WEEKS ENDED
	CGI	GLAC	Total CGI	CGI	GLAC	Total CHI
	MAR 29, 08	MAR 29, 08	MAR 29, 08	MAR 31, 07	MAR 31, 07	MAR 31, 07
SALARIES AND WAGES	$2,386	$91	$2,477	$2,337	$—	$2,337
GROUP INSURANCE	231	—	231	190	—	190
PROFIT SHARING	39	—	39	39	—	39
WORKERS COMPENSATION	27	—	27	50	—	50
	2,683	91	2,774	2,616	—	2,616
PACKAGING, OFFICE, COMPUTER SUPPLIES	155	—	155	168	—	168
OCCUPANCY EXPENSES	501	15	516	491	23	514
INSURANCE	20	17	37	17	—	17
CARGO LOSS & DAMAGE	28	—	28	27	—	27
OTHER OSGA	796	359	1,155	722	864	1,586
	1,500	391	1,891	1,425	887	2,312
	—	—	—	—	—	—
	4,183	482	4,665	4,041	887	4,928
Personnel expense to gross revenue	16.6%	0.6%	17.2%	17.2%	0.0%	17.2%
All other OSGA to gross revenue	9.3%	2.4%	11.7%	9.4%	5.8%	15.2%
Total OSGA to gross revenue	25.9%	3.0%	28.9%	26.6%	5.8%	32.4%

PRO-FORMA OF CLARK HOLDINGS PREPARED USING THE ASSUMPTION
THAT THE ACQUISITION OCCURRED AS OF JANUARY 1, 2007
S, O & A Breakdown
Q1 2008 versus Q1 2007

International Division	13 WEEKS ENDED
	CGI	GLAC	Total CGI	CGI	GLAC	Total CHI
	MAR 29, 08	MAR 29, 08	MAR 29, 08	MAR 31, 07	MAR 31, 07	MAR 31, 07
SALARIES AND WAGES	$687	$—	$687	$719	$—	$719
GROUP INSURANCE	80	—	80	72	—	72
PROFIT SHARING	7	—	7	13	—	13
WORKERS COMPENSATION	4	—	4	14	—	14
	778	—	778	818	—	818
PACKAGING, OFFICE, COMPUTER SUPPLIES	105	—	105	96	—	96
OCCUPANCY EXPENSES	217	—	217	169	—	169
INSURANCE	10	—	10	9	—	9
CARGO LOSS & DAMAGE	8	—	8	8	—	8
OTHER OSGA	138	—	138	188	—	188
	478	—	478	470	—	470
	1,256	—	1,256	1,288	—	1,288
Personnel expense to gross revenue	24.8%	0.0%	24.8%	26.3%	0.0%	26.3%
All other OSGA to gross revenue	15.2%	0.0%	15.2%	15.1%	0.0%	15.1%
Total OSGA to gross revenue	40.0%	0.0%	40.0%	41.4%	0.0%	41.4%

Selling, operating, and administrative expenses for the first 13 weeks of 2008 decreased 4.8% to $5.9 million compared to $6.2 million in the first quarter of 2007. The decrease in selling, operating and administrative expense is due primarily to a non-recurring, non-cash compensation amount of $0.6 million relating to a share transfer from two principal stockholders to a third party who performed due diligence services in the first 13 weeks of 2007 offset by an increase of $0.1 million of management bonuses and an increase of $0.1 million of licenses and taxes expense in the first 13 weeks of 2008.

Segmented Selling, Operating and Administrative. Domestic selling, operating and administrative expenses decreased 4.0% to $4.7 million in the first quarter of 2008 from $4.9 million in the comparable period in 2007. A decrease of $0.6 million in non-recurring, non-cash compensation expense included in ‘‘other OSGA" in the first quarter of 2007 was partially offset by an increase of $0.1 million of management bonuses and an increase $0.1 million in licenses and taxes expense in the first 13 weeks of 2008. Non-recurring domestic expenses in the first quarter of 2008 were: $0.1 million legal, audit and other expenses relating to the sale of CGI to CHI (formerly known as Global Logistics Acquisition Corporation). Other non-recurring domestic expenses in the first quarter of 2007 were: a $0.3 million severance agreement with a former sales executive and a non-recurring, non-cash compensation amount of $0.6 million relating to a share transfer from two principal stockholders to a third party who performed due diligence services in the first quarter of 2007. International selling, operational and administrative expenses remained constant in the comparable periods at $1.3 million. Reductions in personnel and ‘‘other OSGA’’ together totaling $0.1 million in the first quarter of 2008 were mostly offset by increases in occupancy expenses and packaging, office and computer supply expenses together totaling $0.1 million.

Personnel Expense. Personnel expense increased 6.0% to $3.6 million in the first quarter of 2008 as compared to the first quarter of 2007. A small salary and wage decrease was offset by a similar increase in group insurance in the 2008 period compared with the 2007 period. Personnel expense as a percentage of gross revenue was 18.4% in the first quarter of 2008 as compared with 18.7% in the first quarter of 2007. An increase in revenue of $1.0 million in the first quarter of 2008 over the first quarter of 2007, with constant personnel expense in the comparable quarters caused the reduction as a percentage of gross revenue.

Other Selling, Operating and Administrative Expenses. Other selling, operating and administrative expenses decreased 14.3% to $ 2.4 million in the first quarter of 2008 compared to $2.8 million in the first quarter of 2007. The decrease was the result of a non-recurring, non-cash compensation amount of $0.6 million relating to a share transfer from two principal stockholders to a third party who performed due diligence services in the 2007 period offset by an increase of $0.1 million of licenses and taxes expense in the 2008 period, both of which are included in ‘‘other OSGA’’, along with occupancy and insurance expense increases together totaling $0.1 million also in the 2008 period.

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

In connection with the Acquisition, stockholders owning 1,838,583 of our then-outstanding shares of common stock voted against the Acquisition and exercised their right to convert their shares into a pro rata portion of the Trust Account. The per-share conversion price was equal to the amount in the Trust Account (inclusive of any interest thereon) as of February 8, 2008, two business days prior to the Acquisition, divided by the number of shares of common stock sold in the public offering, or approximately $8.06 per share. In order to receive payment, stockholders had to surrender their shares. As of April 30, 2008, 1,789,583 of the conversion shares had been surrendered. Accordingly, we were required to convert such shares into $14,428,870.87 in cash of which approximately $13,109,000 was paid in cash and $1,320,000 was accrued, and such shares were subsequently canceled.

Simultaneously with the Acquisition, we entered into the Credit Agreement by and among the Company, CGI and CGI’s direct and indirect subsidiaries, as borrowers, various financial institutions party thereto, as lenders, and LaSalle Bank National Association, as administrative agent (‘‘LaSalle’’) (‘‘Credit Agreement’’). Pursuant to the Credit Agreement, we received a financing commitment of up to $30,000,000 for a senior secured credit facility from LaSalle in order to (a) pay for conversion shares, (b) provide working capital for us, CGI and CGI’s direct and indirect subsidiaries and (c) provide for future permitted acquisitions. The facility consists of up to $20,000,000 that can be drawn within 120 days of the closing date as a term loan sublimit and up to $30,000,000, less any amount drawn under the term loan sublimit, as a revolving credit facility with a $3,000,000 sublimit for letters of credit. As of May 8, 2008, we have drawn $4,733,256.04 under the term loan to pay conversions and no funds under the revolving credit facility.

CGI has historically generated cash flows from operations. Such cash flows, coupled with the Credit Agreement, will be sufficient, in the opinion of management, to meet our operating needs through at least January 1, 2009.

Cash Flows

The following table summarizes our historical cash flows:

	13 Weeks Ended
	March 29, 2008	March 31, 2007
Cash provided by (used in) operating activities	$549	$547
Cash provided by (used in) investing activities	$11,659	$(858)
Cash provided by (used in) financing activities	$(10,044)	$—

The discussion of our cash flows that follows is based on our historical cash flows for the quarter ended March 29, 2008 and March 31, 2007. The majority of the changes are the result of the CGI Acquisition which occurred on February 12, 2008.

Cash Flow from Operating Activities. Net cash provided by operating activities for the quarters ended March 29, 2008 and March 31, 2007 were both $0.5 million.

Cash Flow From Investing Activities. Net cash provided by investing activities for the quarter ended March 29, 2008 was $11.7 million. During the quarter ended March 29, 2008, there was an $88.4 million increase in cash provided by the release of cash from the trust fund, offset by a $74.6 million decrease associated with the CGI Acquisition and $2.1 million decrease associated with paying underwriter expenses.

Cash Flow From Financing Activities. Net cash used by financing activities for the quarter ended March 29, 2008 was $10.0 million. The net cash used by the financing activities resulted from borrowing of $3.4 million under the Credit Facility, borrowing of $0.1 million from related parties, offset by the repayments to related parties of $0.4 million and $13.1 million in payments to shareholders who choose to convert their shares as part of the CGI Acquisition.

Disclosures About Contractual Obligations. CHI has non-cancelable operating leases, primarily for real property and principal repayments associated with the senior credit facility. The leases require CHI to pay maintenance, insurance and other operating expenses.

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

CHI had $2.3 million of cash and cash equivalents on March 29, 2008. Excess cash is invested in an overnight repurchase agreement with CHI’s lead bank. CHI’s only risk is that funds held pursuant to the repurchase agreement are not a deposit and therefore, not insured by the FDIC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

CHI is minimally exposed to foreign currency exchange risks. All domestic customers are invoiced in US dollars.  In the international segment, all but one customer is invoiced in US dollars or UK sterling, and that customer is invoiced in euros and represented less than 1% of total accounts receivable in 2007. Sterling denominated invoices represented less than 1% of the accounts receivable in 2007. Less than 1% of 2007 total freight expense of the domestic segment is purchased in Canadian dollars. CHI’s international segment purchases freight in both US dollars and UK sterling, with sterling representing less than 5% of 2007 international freight expense. Airfreight and ocean freight transportation services are purchased in US dollars.. Ocean freight carriers normally impose currency adjustment factors (CAF) as a part of their overall invoicing. The CAF amounts rise and fall based on the relative value of the US dollar and other currencies. This CAF has not been material over the past five years. CHI does not engage in currency hedging activities.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 29, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective, except to the extent those controls and procedures were effected by the material weaknesses identified in our internal control over financial reporting as set forth below.

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

On February 15, 2008, the Company received notice from the American Stock Exchange LLC (“AMEX”) indicating it no longer complies with Amex’s listing standards due to the requirement of a minimum 400 public shareholders, as set forth in Section 102(a) of the Company Guide, and that its securities are, therefore, subject to possible delisting from Amex. The Company appealed this determination. The AMEX listing Qualifications Panel conducted a hearing on the basis of written submissions and on July 3, 2008, AMEX notified the Company that the AMEX Panel has authorized the continued listing of the Company’s securities on AMEX, notwithstanding that the Company does not fully satisfy AMEX’s regular Initial Listing Standards. The AMEX Panel’s decision was based on the Company’s satisfaction of the AMEX Alternative Listing Standard set fourth in Section 1203(c)(i)(A) of the AMEX Company Guide and its finding that the Company’s long history of operations in the transportation management and logistics area (via the operating company acquired by Global Logistics Acquisition Corporation in February 2008), its immediate plan to increase the number of public shareholders, as well as its current growth strategy and financial performance are mitigating factors which warrant listing pursuant to AMEX’s Alternative Listing Standards.

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

CLARK HOLDINGS INC.

Date: August 12, 2008	/s/ Timothy Teagan
Timothy Teagan
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2008	/s/ Stephen Spritzer
Stephen Spritzer
Chief Financial Officer
(Principal Financial and Accounting Officer)