Form 10-Q
period 2008-06-28
Clark Holdings Inc.
filed 2008-08-12
CIK 1338401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 28, 2008

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
AS OF JUNE 28, 2008 AND DECEMBER 31, 2007

CLARK HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	(UNAUDITED)
	June 28, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,009	$133
Accounts receivable	7,255	-
Other receivables	289	-
Prepaid expenses	1,116	159
Deferred tax assets-current	1,265
Current assets of discontinued operations	110	-
Total current assets	13,044	292

Investments in marketable securities held in trust account	-	88,423
Deferred acquisition costs	-	874
Deferred tax assets-non-current	774	811

PROPERTY AND EQUIPMENT, net of accumulated depreciation	1,430	-

Intangible assets, net of accumulated amortization of $931,000	25,643
Goodwill	60,500	-
Other assets	-	-
Total assets	$101,391	$90,400

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,794	$-
Accrued expenses and other payables	2,096	537
Notes payable and accrued interest-related party	-	348
Deferred underwriting fees	-	2,640
Current portion of long term debt	947	-
Deferred tax liabilities-current	170	-
Current liabilities of discontinued operations	161	-
Total current liabilities	10,168	3,525

COMMITMENTS AND CONTINGENCIES
Common stock subject to conversion 2,199,999 shares	-	16,896
Interest attributable to common stock, subject to possible conversion, (net of taxes of $658,163 and $313,349,respectively)	-	789

Long term debt	3,786	-
Deferred tax liabilities-non-current	11,548

STOCKHOLDERS' EQUITY
Preferred stock-$.0001 par value; 1,000,000 shares authorized;none issued and outstanding		-
Common stock-$.0001 par value; 400,000,000 shares authorized; 13,500,000 issued and outstanding at December 31, 2007 and 10,859,385 issued and outstanding at June 28, 2008	1	1
Additional paid-in capital	73,354	67,174
Retained earnings	2,534	2,015
Total stockholders' equity	75,889	69,190
Total liabilities and stockholders' equity	$101,391	$90,400

See Notes to Consolidated Financial Statements

CLARK HOLDINGS INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In Thousands)

	13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Gross revenues	$21,213	$-	$40,512	$-

Freight expense	(13,882)	-	(25,970)	-
Gross profit	7,331	-	14,542	-

Depreciation and amortization	(662)		(1,032)

Selling, operating and administrative expenses	(5,974)	(137)	(11,895)	(1,024)
Income from operations	695	(137)	1,615	(1,024)

Interest income-trust	13	1,044	289	2,085
Interest income-other		2		4
Interest expense	(59)	-	(108)	-
Income before income taxes and adjustments	649	909	1,796	1,065

Less: Clark Group Inc. Income from 12/30/2007 to 02/11/2008	-	-	(834)	-
Income before income taxes	649	909	962	1,065

Income tax expense	(295)	(401)	(443)	(750)

Net income (loss)	$354	$508	$519	$315

Maximum number of shares
subject to possible conversion:
Weighted average number of shares		2,200		2,200
Income per share amount (basic and diluted)		$0.05		$0.10

Weighted average number of shares
outstanding not subject to possible conversion:
Basic		11,300		11,300
Diluted		14,317		14,260

Weighted Average number of shares outstanding
Basic	10,859		11,774
Diluted	10,861		11,781

Net Income (loss) per share
Basic	$0.03	$0.03	$0.04	$0.01
Diluted	0.03	0.03	0.04	0.01

See Notes to Consolidated Financial Statements

CLARK HOLDINGS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
(In Thousands, except share data)

				Additional
			Restricted	Paid-In	Retained
	Shares	Amount	Shares	Capital	Earnings	Total
Balance - September 1, 2005 (date of inception)
Shares issued to Founders on September 22, 2005	2,500,000	$-		$1		$1
Net loss for the period ended December 31, 2005					$(1)	(1)
Balance - December 31, 2005	2,500,000	-		1	(1)	-
Sale of $11,000,000 units, net of underwriter's discount and offering expenses (including 2,199,999 shares subject to possible conversion)	11,000,000	1		80,996	-	$80,997
Proceeds subject to possible conversion of 2,199,999 shares				(16,896)		(16,896)
Proceeds from Sale of Warrants				2,500		2,500
Accretion of trust fund relating to common stock subject to possible conversion for the year ended December 31, 2006 (net of taxes of $313,349)					(370)	(370)
Net Income for the year ended December 31, 2006					1,373	1,373
Balance - December 31, 2006	13,500,000	1		66,601	1,002	67,604
Capital contributed in the form of shares transferred by the Principal stockholders				573		573
Accretion of trust fund relating to common stock subject to possible conversion for the year ended December 31, 2007 (net of taxes of $344,814)					(419)	(419)
Net Income for the year ended December 31, 2007					1,432	1,432
Balance - December 31, 2007	13,500,000	1		67,174	2,015	69,190
Equity issuance per Purchase Agreement	320,276			2,473		2,473
Transfer in from contingency for stock conversion,net				18,118		18,118
Reduction in shares and cash distribution due to stock conversion	(1,787,453)			(14,429)		(14,429)
Restricted shares per Stockholders' Escrow Agreement	(1,173,438)		1,173,438
Net Income for the 26 weeks ended June 28, 2008					519	519
Share based compensation				18		18
Balance - June 28, 2008 (UNAUDITED)	10,859,385	$1	1,173,438	$73,354	$2,534	$75,889

See Notes to Consolidated Financial Statements

CLARK HOLDINGS, INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	26 Weeks	26 Weeks
	Ended	Ended
	June 28, 2008	June 29, 2007
Cash Flows from Operating Activities:
Net income (loss)	519	315
Adjustment to reconcile net income (loss) to cash flows from operting activities
Depreciation	75	-
Amortization	931	-
Shared-based compensation cost	18
Non-cash compensation	-	573
Deferred tax benefit	-	(85)
(Increase) Decrease in accounts receivable	(1,538)	-
(Increase) Decrease in other receivable	(98)	-
(Increase) Decrease in prepaid expense	(63)	28
(Increase) Decrease in deferred income tax	(455)	-
(Increase) Decrease in currents assets of discontinued operations	277	-
Decrease in reserves for acquisition costs	874	-
Increase (Decrease) in accounts payables	778	-
Increase (Decrease) in accrued expenses and other payables	(53)	144
Increase (Decrease) in currents liabilities of discontinued operations	29	-
Net cash provided by operating activities	1,294	975

Cash Flows from Investing Activities:
(Increase) Decrease in marketable securities held in trust account	88,423	-
Acquisition of Clark Group Inc	(74,634)	-
Payment of deferred underwriting fees	(2,112)	-
Purchase of property and equipment	(51)	-
Payment of deferred acquisition costs	-	(372)
Purchase of investments in a fund	-	(1,334)
Redemption of investment in a fund	-	0
Net cash provided by (used in) investing activities	11,626	(1,706)

Cash Flows from Financing Activities:
Proceeds from note payable to related parties	135	-
Repayment of note payable to related parties	(483)	-
Proceeds from term loan	4,733	-
Costs of stock conversion	(14,429)	-
Net cash provided by (used in) financing activities	(10,044)	-

Net increase (decrease) in cash and cash equivalents	2,876	(730)

Cash and cash equivalents - beginning of period	133	968

Cash and cash equivalents - end of period	3,009	237

Cash paid during the period
Income Taxes	1,033	744
Interest	108

Non-Cash Financing Activity:
Reduction in deferred underwriting fees, adjustment ot additional paid-in-capital	$433
Shares not converted, adjustment to additional paid-in capital	$3,256

CLARK HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS OPERATIONS:

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

Management believes that the accompanying consolidated financial statements contain all adjustments (which include normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K, as amended and the Company’s Definitive Proxy Statement on Schedule 14-A filed with the SEC April 23, 2008 and on January 28, 2008, respectively.

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

Accounts Receivable — Accounts receivable are recorded at management's estimate of net realizable value. Management evaluates the adequacy of the allowance for uncollectible accounts on a customer specific basis. These factors include historical trends, general and specific economic conditions and local market conditions. Accounts are written off when management determines collection is doubtful. The balances for the allowance for uncollectible accounts were $291,000 and $0 respectively for the 13 weeks ended June 28, 2008 and year ended December 31, 2007.

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

The Company is self insured for a portion of its workers compensation. In the ordinary course of operations, employees may be injured and file a claim for workers compensation. Based upon its review of open claims, management adjusts the balance sheet accrual to equal its estimate of incurred losses, including an estimate for incurred but not reported claims (IBNR). IBNR includes future development of incurred losses. (See Note 8). Actual results could differ from these estimates.

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

Comprehensive Income — SFAS No. 130, Reporting Comprehensive Income, established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income for the thirteen weeks ended June 28, 2008 and June 30, 3007 along with the 26 weeks ended June 28, 2008 and June 30, 2007 were the same as net income for the Company.

Stock Based Compensation — SFAS No. 123 (revised 2004), ‘‘Share-Based Payments,’’ (‘‘SFAS 123R’’) requires the Company to recognize expense for its share-based compensation based on the fair value of the awards that are granted. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. Option valuation methods require the input of highly subjective assumptions, including the expected stock price volatility. Measured compensation expense related to such option grants, is recognized ratably over the vesting period of the related grants. (See Note 9).

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

Income Taxes — The Company adopted the provisions of Financial Accounting Standards Board (‘‘FASB’’) Interpretation No, 48 as of January 1, 2007. Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements and requires companies to use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. The adoption did not impact the Company’s financial position, results of operations or cash flows for the twelve months ended December 31, 2007. As of June 28, 2008, the Company had no material unrecognized income tax benefits, expected changes to unrecognized income tax benefits or interest and penalties.

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
•
New information – such as new tax laws, regulations, and court cases – that affects the recognition and measurement of the benefits of a tax position is identified in a timely manner and properly evaluated.

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

Earnings Per Common Share (“EPS”) — Prior to the acquisition of CGI, the Company’s statement of operations had included a presentation of earning per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share.

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

The average market price of the Company’s common stock during the 13 weeks ended June 28, 2008 was $3.12 and since it is lower than the average exercise price of the warrants and the options, the impact of the warrants and options are excluded from the diluted EPS calculation for the 13 week period ended June 28, 2008. The average market price of the Company’s common stock from January 31, 2008 to June 28, 2008 was $4.49 and since it is lower than the exercise price of the warrants, the impact of the warrants are excluded from the diluted EPS calculation for the 26 week period ended June 28, 2008.

However during the 13 weeks and 26 weeks ended June 28, 2008, the average market prices of the Company’s stock were higher than the exercise price of the options granted for both periods, the impact of the stock options is included in the diluted EPS calculations.

The earnings per common share calculations for the 13 weeks ended June 28, 2008 and June 30, 2007 and for the 26 weeks ended June 28, 2008 and June 30, 2007 are shown below. As stated above, the 2007 earnings per common share included the two-class method of presentation, with only the earnings per common share of the common stock not subject to possible conversion shown below and in the financial statements:

	13 Weeks Ended	13 Weeks Ended
	June 28, 2008	June 30, 2007
Maximum number of shares subject to possible conversion
Basic and diluted EPS
Net interest income attributable to common shares subject to possible conversion		$116,692
Weighted average number of shares		2,199,999

Basic and diluted income per share		$0.05

Basic EPS
Net income		$507,972

Less interest attributable to common stock subject to possible conversion net of taxes		(116,692)
Net income for common stock not subject to conversion	$354,000	391,280
Weighted average shares	10,859,385	11,300,001

Basic income per share	$0.03	$0.03

Diluted EPS
Net income-see above	$354,000	$391,280
Basic weighted average shares	10,859,385	11,300,001
Dilutive effect of warrants	-	3,017,232
Dilutive effect of stock options	1,694	-
Diluted weighted average shares	10,861,079	14,317,233

Diluted income per share	$0.03	$0.03

	26 Weeks Ended	26 Weeks Ended
	June 28, 2008	June 30, 2007
Maximum number of shares subject to possible conversion
Basic and diluted EPS
Net interest income attributable to common shares subject to possible conversion		$225,130
Weighted average number of shares		2,199,999

Basic and diluted income per share		$0.10

Basic EPS
Net income		$314,949

Less interest attributable to common stock subject to possible conversion net of taxes		(225,130)
Net income for common stock not subject to conversion	$519,000	89,819
Weighted average shares	11,774,378	11,300,001

Basic income per share	$0.04	$0.01

Diluted EPS
Net income-see above	$519,000	$89,819
Basic weighted average shares	11,774,378	11,300,001
Dilutive effect of warrants	-	2,959,306
Dilutive effect of stock options	6,794	-
Diluted weighted average shares	11,781,173	14,259,307

Diluted income per share	$0.04	$0.01

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

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110’’) to permit entities, under certain circumstances to continue to use the ‘‘simplified’’ method, in developing estimates of expected term of ‘‘plain-vanilla’’ share options in accordance with Statement No. 123R Share-Based Payment. SAB 110 amended SAB 107 to permit the use of the ‘‘simplified’’ method beyond December 31, 2007. The Company has adopted SAB 110 for its computation of share-based compensation. (See Note 9).

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (‘‘SFAS 141R’’), which replaces SFAS 141. SFAS 141R retains the fundamental requirements of SFAS 141, but revises certain principles, including the definition of a business combination, the recognition and measurement of assets acquired and liabilities assumed in a business combination, the accounting for goodwill, and financial statement disclosure. SFAS 141R will be effective for an acquisition, which is on or after the beginning of the first annual reporting period, beginning on or after December 15, 2008. The Company is evaluating the impact the adoption of SFAS No. 141R will have on the financial statements.

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

4.	ACQUISITIONS AND BUSINESS COMBINATION OF THE CLARK GROUP INC.:

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

Holders of 1,802,983 of the Company’s shares of common stock voted against the Acquisition and elected to convert or have converted their shares into a pro rata portion of the trust account (approximately $8.06 per share or an aggregate amount of $14,536,911). After giving effect to (i) the issuance of 320, 276 shares in connection with the Acquisition and (ii) the conversion of shares, there are currently 10,859,385 shares of common stock outstanding. In addition, the founders of the Company have placed 1,173,438 shares of common stock into escrow pending the attainment of a specified market price (restricted shares) and these are excluded in authorized and outstanding shares at June 28, 2008. As a result of the condition to which the escrowed shares will be subject, such shares will be considered as contingently issuable shares and, as a result, are not included in the income (loss) per share calculations. Accordingly, the Company will recognize a charge based on the fair value of the shares over the expected period of time it will take to achieve the target price, if and only if the expected probability of the share price attaining the specified market price exceeds 50 percent. (See Note 12).

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

The results of operations of the acquired company, CGI, have been included in the Company's consolidated financial statements for the 26 weeks ended June 28, 2008. This was accomplished as follows:

•	In our presentation of the consolidated statement of income, we included revenue and expenses of CGI from December 30, 2007 through February 11, 2008.

•	In addition, the Company deducted CGI's income from operations from December 30, 2008 through February 11, 2008 (i.e., the "Acquisition Date"), as a single line item adjustment.

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

A preliminary allocation of the purchase price of CGI to the estimated fair values of the assets acquired and liabilities assumed of CGI on February 12, 2008 was made and recorded during the 13 weeks ended March 29, 2008 and subsequently amended. The preliminary allocation of the purchase price, including the evaluation and allocation to identifiable intangible assets, recognition of deferred taxes and allocation to goodwill resulting from the Acquisition, was made by management. The preliminary estimates will be subject to change based on the finalization of asset and liability valuations of CGI, and will depend in part on prevailing market rates and conditions. A final determination of the fair values will be completed during fiscal year 2008. The final valuations will be based on the actual net tangible and intangible assets of CGI that existed as of February 12, 2008. Any adjustments may change the allocation of purchase price, which could affect the fair value assigned to the assets acquired and liabilities assumed and could result in a material change to the Company’s consolidated financial statements.

The preliminary allocation of the fair value of the assets acquired and liabilities assumed in the Acquisition of CGI are as follows:

Current assets	$6,956,000
Current assets of discontinued operations	388,000
Property and equipment	1,394,000
Intangibles	26,575,000
Goodwill	49,367,000
Current liabilities	(7,441,000)
Current liabilities of discontinued operations	(132,000)
Total fair value of assets and liabilities	$77,107,000

5.	PROPERTY AND EQUIPMENT:

Property and equipment consist of:

	Estimated useful lives	June 28, 2008	December 31, 2007
Land		$71,000
Building	40 years	465,000
Leasehold improvements	3 - 7 years	98,000
Furniture and office equipment	3 - 7 years	544,000
Equipment	3 - 7 years	327,000
		1,505,000	-0-
Accumulated depreciation		(75,000)
Property and equipment, net		$1,430,000	-0-

Property and equipment acquired in the Acquisition was assigned fair value of $1,394,000 subsequently adjusted to $1,427,000.

6.	INTANGIBLE ASSETS:

The following table summarizes the Company’s intangible assets as of June 28, 2008:

	Amortization Period	Fair Value at Acquisition
Software	5	$1,197,000
Non-compete agreements	6	6,412,000
Trade names	-	5,378,000
Customer relationships	12	13,588,000
		26,575,000
Accumulated amortization		(931,072)
Intangible assets		$25,643,928

There were no intangible assets as of June 30, 2007.

A schedule of the amortization expense by year is as follows:

Year
2008	$2,151,244
2009	2,440,400
2010	2,440,400
2011	2,440,400
2012	2,440,400
$11,912,844

Amortization expense for the 13 weeks ended June 28, 2008 and June 30, 2007 was $610,128 and $0, respectively. Amortization expense for the 26 weeks end June 28, 2008 and June 30, 2007 was $931,072 and $0, respectively.

7.	DEBT:

Simultaneously with the Acquisition, the Company entered into a Credit Agreement as borrowers, with various financial institutions party thereto, as lenders, and LaSalle Bank National Association, as administrative agent (‘‘LaSalle’’) (‘‘Credit Agreement’’). Pursuant to the Credit Agreement, the Company received a financing commitment of up to $30,000,000 for a senior secured credit facility from LaSalle in order to (a) pay out converted shares, (b) provide working capital for the Company and the Company’s direct and indirect subsidiaries and (c) provide for future permitted acquisitions. The facility consists of up to $20,000,000 that may be drawn within 60 days of the Closing Date (subsequently extended to 120 days on April 18, 2008) as a term loan sublimit and up to $30,000,000, less any amount drawn under the term loan sublimit, as a revolving credit facility with a $3,000,000 sublimit for letters of credit. As of June 28, 2008, $4,733,256 was outstanding on the term loan. No funds have been drawn down under the revolving credit facility.

Interest is payable at 1.75% over Libor, or 0% above the Prime Interest Rate. The non-use fee is 0.50% per year and the Letter of Credit fees are at 1.75%. As of June 28, 2008, the interest rate on the term loan was 4.63%.

A schedule of the principal repayments as of June 28, 2008 is as follows:

Year
2008	$709,988
2009	946,651
2010	946,651
2011	2,129,966
$4,733,256

The Company has issued approximately $1,288,000 in bank letters of credit. Future payments under the Company’s workers’ compensation insurance program represented $1,045,000 of this amount, and the balance was issued as a security deposit for its leased UK property, which was disposed of on August 30, 2007. To date, this letter of credit has not been relinquished by the local UK bank and management is actively pursing the release of this letter of credit.

Interest expense for the term loan was $54,000 and $0 for the 13 weeks ended June 28, 2008 and June 30, 2007, respectively. In addition, the Company recognizes fees associated with the revolving credit line, the letters of credit and the term loan as interest expense. These fees totaled approximately $5,000 and $0 for the 13 weeks ended June 28, 2008 and June 30, 2007, respectively. The Company is in compliance with the financial covenants contained in the Credit Agreement as of June 28, 2008.

Interest expense for the term loan was $97,000 and $0 for 26 weeks ended June 28, 2008 and June 30, 2007, respectively. In addition, the Company recognizes fees associated with the revolving credit line, the letters of credit and the term loan as interest expense. These fees totaled approximately $11,000 and $0 for the 26 weeks ended June 28, 2008 and June 30, 2007, respectively. The Company is in compliance with financial covenant in accordance with the Credit Agreement as of June 28, 2008.

The credit facility is secured by substantially all of the Company’s assets.

8.	INSURANCE ACCRUALS:

The Company uses a combination of insurance and self-insurance to provide for the liabilities for workers’ compensation, healthcare benefits, general liability, property insurance, and vehicle liability. Liabilities associated with the self-insured risks are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other assumptions. The estimated accruals for these liabilities, portions of which are calculated by independent third party service providers, could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. The self-insurance reserve for medical, dental and workers’ compensation was included in ‘‘accrued expenses ’’ on the balance sheets and at June 28, 2008 and December 30, 2007 was $441,000 and $0 respectively.

9.	STOCK BASED COMPENSATION:

The Company’s 2007 Long-Term Incentive Equity Plan (the ‘‘Plan’’), became effective with the consummation of the Acquisition. The Plan was established to grant stock options, stock appreciation rights, restricted stock, deferred stock and other stock based awards to its directors, officers, employees and consultants of the Company. Under the Plan, all stock option awards are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant and expire ten years after the date of the grant. On June 5, 2008 the Company granted 56,250 stock options of the Company’s common stock to the Chief Executive Officer of the Company for the successful completion of the 2007 audit. These stock options vest over a three-year period. Shares issued as a result of future stock option exercises, if any, will be newly issued shares. During the 26 and 13 weeks ended June 28, 2008, no stock options vested or were exercised.

Compensation expense related to the 56,250 in stock options granted in the 13 weeks ended June 28, 2008 was $90,426, which is expected to be recognized over a weighted average vesting period of approximately three years. Compensation expense related to the 126,250 in stock options granted in the 26 weeks ended June 28, 2008 was $256,560, which is expected to be recognized over a weighted average vesting period of approximately three years. During the 26 weeks ended June 28, 2008, $18,000 was charged to compensation expense related to stock options granted.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model that uses various assumptions for inputs as noted. Generally, the Company uses expected volatilities and risk-free interest rates that correlate with the expected term of the option when estimating an option’s fair value. For expected term, since the Company does not have historical share option exercise experience, FASB 123R provides that alternative sources of information may be used. The Company adopts the “simplified method” to estimate the expected life of the option, which is equal to the average of the vesting term (3 years) and original contractual term (10 years). Expected volatility is based on historical volatility of the stock prices of comparable logistic companies of similar market value, given the lack of trading history of the Company’s stock, and the expected risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant. The assumptions used for options granted in the 13 weeks ended March 29, 2008 and June 28, 2008 grants were: (1) expected volatility of 58%, (2) risk-free interest rate of 3.00%, (3) expected dividends of 0.0% and (4) average life of 6.5 years, as calculated in accordance with guidance due to lack of experience. The chart below shows the assumptions in tabular form:

13 weeks ended
March 29, 2008 and
June 28, 2008
Expected volatility	58.0%

Expected dividends	0.0%

Expected term (in years)	6.5

Risk-free rate	3.0%

A summary of option activity under the Plan as of June 28, 2008, and changes during 2008 is shown below:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Beginning of year	-	-	-	-
Granted 1st Quarter	70,000	4.06	9.75	-
Granted 2nd Quarter	56,250	2.75	10.00	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 28, 2008	126,250	3.48	9.86	-

Exercisable at June 28, 2008	-	-	-	-

A summary of the status of the non vested shares as of June 28, 2008, and changes during the 13 weeks ended June 28, 2008 is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value Price
Non Vested as of March 29, 2008	70,000	$2.37
Granted	56,250	$1.61
Vested	-	-
Forteited	-	-
Non Vested as of June 28, 2008	126,250	$2.03

A summary of the status of the non vested shares as of June 28, 2008, and changes during the 26 weeks ended June 28, 2008 is presented below:

		Weighted Average
		Grant Date
	Shares	Fair Value Price
Non Vested – beginning of year	-	-
Granted – 26 weeks 2008	126,250	$2.03
Vested	-	-
Forteited	-	-
Non Vested as of June 28, 2008	126,250	$2.03

10.	BUSINESS SEGMENTS:

The Company segregates business segments into Domestic and International. The Domestic segment consists of operations serving a variety of wholesale customers in North America. The International segment consists principally of shipments outside North America. Financial information on business segments for the 13 weeks ended June 28, 2008 and June 30, 2007 is presented below, showing all of the activity of CGI from January 1, 2008 through June 28, 2008 (in thousands):

Business Segments:
13 Weeks Ended June 28, 2008

	Domestic	International	Consolidated
Net revenues	$17,507	$3,706	$21,213
Freight expense	(11,520)	(2,362)	(13,882)
Gross profit	5,987	1,344	7,331
Selling, operating, and administrative expenses	(4,695)	(1,279)	(5,974)
Income from operations before depreciation,
amortization, interest and taxes	$1,292	$65	$1,357
Total assets	$88.549	$12,842	$101,391
Capital expenditures	$76	$17	$93

13 Weeks Ended June 30, 2007
	Domestic	International	Consolidated
Net revenues	$-	$-	$-
Freight expense	-	-	-
Gross profit	-	-	-
Selling, operating, and administrative expenses	(337)	-	(337)
Income from operations before depreciation,
amortization, interest and taxes	$(337)	$-	$(337)
Total assets	$88,286	$-	$88,286
Capital expenditures	$-	$-	$-

Financial information on business segments for the 26 weeks ended June 28, 2008 and June 30, 2007 is presented below, showing all of the activity of CGI from January 1, 2008 through June 28, 2008 (in thousands):

Business Segments:
26 Weeks Ended June 28, 2008

	Domestic	International	Consolidated
Net revenues	$33,666	$6,846	$40,512
Freight expense	$(21,773)	(4,197)	(25,970)
Gross profit	11,893	2,649	14,542
Selling, operating, and administrative expenses	$(9,361)	(2,535)	(11,896)
Income from operations before depreciation, amortization, interest and taxes	$2,532	$114	$2,646

Total assets	$88,549	$12,842	$101,391
Capital expenditures	$1,267	$238	$1,505

26 Weeks Ended June 30, 2007

	Domestic	International	Consolidated
Net revenues	$-	$-	$-
Freight expense	-	-	-
Gross profit	-	-	-
Selling, operating, and administrative expenses	(1,024)	-	(1,024)
Income from operations before depreciation, amortization, interest and taxes	$(1,024)	$-	$(1,024)

Total assets	$88,826	$-	$88,826
Capital expenditures	$-	$-	$-

For purposes of this disclosure, all inter-company transactions have been eliminated and all activities associated with the discontinued operations have been excluded.

11.	INCOME TAXES:

A summary of the components of the provision (benefit) for income taxes is as follows:

	13 Weeks Ended		26 Weeks Ended
	6/28/2008	6/30/2007	6/28/2008	6/30/2007
Federal:
Current	$455,165	$303,221	$648,660	$523,815
Deferred	(257,245)	(27,000)	(355,821)	(56,000)
	197,920	276,221	292,839	467,815

State:
Current	159,973	141,594	250,736	311,596
Deferred	(62,445)	(17,000)	(100,308)	(29,000)
	97,528	124,594	150,428	282,596

Total Provision for Taxes	$295,448	$400,815	$443,267	$750,411

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	26 Weeks Ended
	6/28/2008	6/30/2007
Tax provision computed at the federal statutory rate	34.00%	34.00%
Effect of state income taxes, net of federal benefits	10.31%	11.80%
Other permanent differences, net	1.75%	0.00%
	46.06%	45.80%

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

The Company also recorded a net deferred tax asset of $507,663 on the date of acquisition to record the temporary differences carried over from The Clark Group, Inc. In addition, the Company had recorded a deferred tax asset of $774,000, for the tax effect of temporary differences, aggregating $1,801,415 at date of acquisition. Such temporary differences relate to start up costs and organization costs of $1,800,415 and $1,000, respectively.

Temporary differences which created deferred tax assets (liabilities) at June 28, 2008 and June 30, 2007 are as follows:

	26 Weeks Ended
	June 28, 2008		June 30, 2007
	Current	Non-current	Current	Non-current
Deferred tax assets:
Accruals	$212,810	$-	$-	$-
State tax	777,864	-	-	-
Compensation and benefits	149,055	-	-	-
Amortization	-	773,901	-	513,000
Allowance for bad debts	124,825	-	-	-
Total deferred tax assets	1,264,554	773,901	-	513,000
Deferred tax liabilities:
Depreciation	-	(83,000)	-	-
Amortization	-	(11,465,485)	-	-
Prepaids	(169,775)	-	-	-
Total deferred tax liabilities	(169,775)	(11,548,485)	-	-
Total deferred tax asset (liability), net	$1,094,779	$(10,774,584)	$-	$513,000

In accordance with SFAS No. 109, we recognize deferred tax assets and liabilities based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already recorded the tax benefit on the in the income statement. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. We have determined that no such allowance is required.

12.	RESTRICTED STOCK IN ESCROW:

Upon the closing of the Acquisition, the founders of the Company placed an aggregate of 1,173,438 of their shares (‘‘restricted stock’’) into escrow pursuant to a Stockholder Escrow Agreement (‘‘Escrow Agreement’’). These shares will be released from escrow if, and only if, prior to the fifth anniversary of the acquisition, the last sales price of the Company’s common stock equal or exceeds $11.50 per share for any 20 trading days within a 30 day trading day period. Upon satisfaction of this condition, shares shall be released to the founders. If such condition is not met, the shares placed in escrow will be cancelled. The release condition may not be waived in any circumstances. The terms of the escrow agreement will restrict the founders from selling or otherwise transferring the escrowed shares during the period the escrow arrangement is in effect, subject to certain limited exceptions such as transfers to family members and trusts for estate planning purposes, the death of the founder and transfers to an estate or beneficiaries, provided that the recipients agree to remain subject to the arrangement.

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

The ‘‘middle result’’ or expected value-median-mean in the 50% range would require approximately 50,000 price paths achieving a $11.50 per share price. The results generated by this study are substantially less than the 50,000 required. As a result of the probability analysis, the Company did not recognize any amortization expense related to restricted shares during the 13 weeks ended June 28, 2008.

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

13.	SELECTED UNAUDITED PRO FORMA FINANCIAL STATEMENTS:

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

The following unaudited pro forma condensed consolidated statement of operations combines the historical unaudited statement of operations of CHI for the 13 weeks ended June 30, 2007 and the unaudited statement of operations of CGI for the 26 weeks ended June 30, 2007, giving effect to the transactions described in the Purchase Agreement with purchase accounting applied to the acquired CGI assets as if they had occurred on January 1, 2007.

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

CHI is providing this information to aid you in your analysis of the financial aspects of the transaction. The unaudited pro forma financial statements are not necessarily indicative of the financial position or results of operations or the future financial position or operating results of the combined company.

CLARK HOLDINGS INC.
CONSOLIDATED PRO FORMA BALANCE SHEET
(UNAUDITED)
(In Thousands)

			Pro Forma		Pro Forma
			Adjustments		(Reflecting Actual
	YE 2007	YE 2007	(Reflecting Actual		Conversions)
	GLAC	Clark	Conversions)		12/31/2007
Assets
Current assets:
Cash & cash equivalents	133	1,472	88,423	A	1,774
			(64,227)	B
			(8,300)	B
			(154)	B
			(495)	B
			(1,458)	B
			(1,472)	B
			(2,112)	C
			(13,109)	D
			3,413	E
			(340)	F
Accounts receivable, net		6,362			6,362
Other receivables		358			358
Prepaid expenses and other current assets	159	947			1,106
Deferred tax asset-current			1,240	H	1,240
Current assets of discontinued operations		437			437
Total current assets	292	9,576	1,409		11,277

Investment-Trust Account	88,423		(88,423)	A	-

Deferred tax asset-non-current	811		1,176	G	747
			(1,240)	H

Property, plant and equipment, net		1,413			1,413
Intangible assets and other assets, net		11	(11)	B	-
Goodwill		10,871	(10,871)	B	-
Intangible assets and other assets, net			26,575	B	26,575
Goodwill-purchase allocation			59,993	B	60,315
			322	G
Deferred acquisition costs	874		(874)	F	-
Deferred financing costs					-
Total Assets	90,400	21,871	(11,944)		100,327

CLARK HOLDINGS INC.
CONSOLIDATED PRO FORMA BALANCE SHEET (continued)
(UNAUDITED)
(In Thousands)

			Pro Forma		Pro Forma
			Adjustments		(Reflecting Actual
	YE 2007	YE 2007	(Reflecting Actual		Conversions)
	GLAC	Clark	Conversions)		12/31/2007
Liabilities & Stockholders' Equity
Current Liabilities:
Accounts payable		6,785			6,785
Accrued expenses & other payables	545	1,442	(874)	F	2,528
			95	C
			1,320	D
Deferred underwriting fees	2,640		(2,640)	C	-
Current portion of long term debt			683	E	683
Deferred tax liabilities- current			279	H	279
Notes payable-related party	340		(340)	F	-
Current liability of discontinued operations		126			126
Total current liabilities	3,525	8,353	(1,477)		10,401

Long-term debt, net of current portion			2,730	E	2,730
Deferred tax liabilities- non-current			10,626	B	11,844
			1,497	G
			(279)	H

Common stock subject to conversion	16,896		(16,896)	D	-
Interest on common stock subject to conversion	789		(789)	D	-

Common stock	1	9			10
Additional paid-in capital	67,175	1,041	433	C	73,328
			2,473	B
			(1,050)	B
			3,256	D
Retained earnings	2,014	12,468			2,014
			(12,468)	B
Total stockholders' equity	69,190	13,518	(7,356)	-	75,352

Total liabilities and stockholders' equity	90,400	21,871	(11,944)	-	100,327

CLARK HOLDINGS INC.
CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS
(UNAUDITED)
(In Thousands)

	GLAC	Clark			Pro Forma
	13 Weeks Ended	13 Weeks Ended	Pro Forma		13 Weeks Ended
	June 30, 2007	June 30, 2007	Adjustments		June 30, 2007

Gross revenues		$19,160			$19,160

Freight expense		(11,810)			(11,810)
Gross profit		7,350			7,350

Depreciation and amortization			$(81)	I	(691)
			(610)	J
			(91)	K	(91)
Selling, operating and			(512)	I	(512)
administrative expenses	$(137)	(4,954)	81	I	(5,010)
Income from operations	(137)	2,396	(1,213)		1,046

Interest income	1,046		(1,046)	L	-
Interest expense		(5)	(121)	M	(126)

Income before income taxes and adjustments	909	2,391	(2,380)		920

Loss from discontinued operations		(298)	298	N	-

Income before income taxes	909	2,093	(2,082)		920

Income tax expense	(405)		(55)	O	(460)

Net (loss) income	$504	$2,093	$(2,137)		$460

Earnings (loss) per share
Basic					0.04
Diluted					0.03

Weighted average number of shares outstanding:
Basic					11,300
Diluted					14,317

CLARK HOLDINGS INC.
CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS (continued)
(UNAUDITED)
(In Thousands)

	GLAC	Clark			Pro Forma
	26 Weeks Ended	26 Weeks Ended	Pro Forma		26 Weeks Ended
	June 30, 2007	June 30, 2007	Adjustments		June 30, 2007

Gross revenues	-	$37,490			$37,490

Freight expense	-	(23,202)			(23,202)
Gross profit	-	14,288			14,288

Depreciation and amortization			$(167)	I	(1,387)
			(1,220)	J
			(183)	K	(183)
Selling, operating and			(512)	I	(512)
administrative expenses	$(1,024)	(10,362)	167	I	(11,219)
Income from operations	(1,024)	3,926	(1,915)		987

Interest income	2,089	9	(2,089)	L	9
Interest expense	-	-	(241)	M	(241)

Income before income taxes and adjustments	1,065	3,935	(4,245)		755

Loss from discontinued operations	-	(568)	568	N	-

Income before income taxes	1,065	3,367	(3,677)		755

Income tax expense	(750)		372	O	(378)

Net (loss) income	$315	$3,367	$(3,305)		$377

Earnings (loss) per share
Basic					0.03
Diluted					0.03

Weighted average number of shares outstanding:
Basic					11,300
Diluted					14,317

*Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements
(amounts in thousands except share data and per share data)

Descriptions of the adjustments included in the unaudited pro forma balance sheet and statements of income are as follows:

(A)	To record the reclassification of funds held in trust by CHI.

(B)
To record the payment for the acquisition, the transaction costs, and the allocation of the purchase price to the assets acquired and liabilities assumed. CHI acquired all of the outstanding capital stock for a total consideration of $77,107 (of which $73,176 was paid in cash and $2,473 was paid by the issuance of 320,276 shares of CHI common stock valued at $7.72 per share, which was the average value at the announcement date), subject to adjustment based upon the amount of Clark's working capital (i) at the time of closing on February 12, 2008 and (ii) as averaged for the 12 month period ended March 31, 2008. The $73,176 cash allocation to CGI shareholders consist of a $64,227 cash distribution, cash held in escrow of $8,300, cash for acquisition reimbursement $154, and cash of $495 due to purchase price adjustments.

The $1,458 in transaction costs is related to acquisition costs and was paid upon closing.

The $1,472 pro forma adjustment is in respect to the cash on hand as recorded on the balance sheet of Clark as of December 29, 2007, as CHI consented to a distribution to Clark's stockholders of all of Clark's cash on hand at the time of the closing of the transaction.

Adjustments are as follows:

Allocation of Distribution of Purchase Price:
Cash	$73,176
Equity issuance	2,473(i	)
Transaction costs	1,458
$77,107
Estimated Allocation of Purchase Price:
Accounts receivable, net	$5,717(ii	)
Prepaid expenses and other current assets	1,627(ii), (v	)
Plant, property, and equipment	1,394(ii	)
Intangibles and other assets	26,575(iii	)
Goodwill	49,367(iv	)
Accounts payable	(6,015)(ii	)
Accrued expenses and other current liabilities	(1,558)(ii), (v	)
$77,107

*	The purchase price allocation for accounting purposes has not been finalized and is subject to change upon finalization of working capital adjustments and other acquisition related adjustments.

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

(iii)
To record identifiable intangible assets of CGI acquired by CHI estimated by CGI’s management at fair value consisting of $13,588 for customer relationships to be amortized using the straight line method over the weighted average expected life of 12 years, $6,412 for noncompete agreements which are to be amortized using the straight-line method over the life of the agreements of 6 years, $1,197 for software which is to be amortized using the straight-line method over the life of 5 years and $5,378 for trademarks which are not amortizable as they have an indefinite life. These intangibles and other assets total $26,575 in fair value. These estimates are Clark management's best estimates and are subject to change pending completion of appraisals of Clark's principal assets and liabilities.

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

(C)
To record net deferred underwriting fees of $2,112 that was paid in cash to underwriters upon consummation of a business combination. The initial underwriter fees were $2,640 which was adjusted down by $528 due to the reduction of share conversion. Upon completion of the acquisition, CHI received additional bills for underwriter fees of $95 which was reserved for at accrued expense. The remaining $433 resulted in an increase to the share value of the stock conversion withdrawal.

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

(E)	To record the receipt of $3,413 of borrowings against the credit facility ($683-current portion of long term debt & $2,730).

(F)	To record elimination of CHI deferred acquisition costs ($874) and to repay loan to related party of $340.

(G)	To record accumulated deferred tax assets of GLAC at the closing/acquisition date of $1,176, goodwill of $322, and deferred tax liabilities $1,497.

(H)	(1) To reclass $1,240 from deferred tax asset-non-current to deferred tax asset-current.

(2) To reclass $279 from deferred tax liability-non-current to deferred tax liability-current.

(I)	To reclass $81 of depreciation expenses from selling, operating and administrative expenses to depreciation and amortization for the 2nd quarter of 2007. The year to date reclassification is $167.

To record Public Company costs of $512 for both the 13 weeks ended June 30, 2007 and the 26 weeks ended June 30, 2008.

(J)
To record adjustment to reflect amortization of customer relationships intangible assets (13 weeks ended June 30, 2007 - $283 and 26 weeks ended June 30, 2007-$566), which are recorded using the weighted average expected life of 12 years. To record adjustment to reflect amortization of noncompete agreements (13 weeks ended June 30, 2007 - $267 and 26 weeks ended June 30, 2007 - $534)), which are recorded using the straight-line method over the term of the agreements (approximately 6 years). To record adjustment to reflect amortization of proprietary software intangible assets (13 weeks ended March 31, 2007 - $60 and 26 weeks ended June 30, 2007 - $120), which are recorded using the straight-line method over a 5 year period.

(K)	To record adjustment for accrual of management bonuses of $91 for the 13 weeks ended June 31,2007 and $183 for the 26 weeks ended June 30, 2007.

(L)	To reduce interest income on cash and cash equivalents, based on reduced cash balances due to the acquisition.

(M)
To record adjustment to reflect interest expense on interest expense on revolving credit facility charged at a rate of LIBOR +175 basis points per annum (Weighted average LIBOR rate for the 13 and 26 weeks ended June 30, 2007 +175 was 7.07% per annum).

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

The aggregate purchase price of the Acquisition shown in the financial statements is $77,106,830 and was determined based on the value of the cash consideration paid by the Company, the value of the Company’s common stock on the day of the Acquisition, and the direct acquisition costs incurred. The aggregate purchase price of $77,106,830 represents the sum of (i) $64,876,642 which represents cash consideration that was paid directly to CGI’s shareholders, (ii) $8,300,000 is cash that was deposited in three separate escrows, (iii) $493,192 which represents deferred acquisition costs that were paid at closing, (iv) $964,465 which represents deferred acquisition costs that were paid prior to closing, and (v) $2,472,531 for 320,276 shares of common stock that were issued to two executive officers of the Company at closing, which was valued at a market price of $7.72 per share as on February 12, 2008.

Simultaneously with the Acquisition, the Company entered into a credit agreement as borrowers, with various financial institutions party thereto, as lenders, and LaSalle Bank National Association, as administrative agent (‘‘LaSalle’’) (‘‘Credit Agreement’’). Pursuant to the Credit Agreement, the Company received a financing commitment of up to $30,000,000 for a senior secured credit facility from LaSalle in order to (a) pay for conversion shares, (b) provide working capital for the Company and the Company’s direct and indirect subsidiaries and (c) provide for future permitted acquisitions. The facility consists of up to $20,000,000 that can be drawn within 60 days of the Closing Date (and was subsequently extended to 120 days on April 18, 2008) as a term loan sublimit and up to $30,000,000, less any amount drawn under the term loan sublimit, as a revolving credit facility with a $3,000,000 sublimit for letters of credit. As of June 28, 2008, the Company had drawn $4,733,256 under the term loan to pay conversions and no funds under the revolving credit facility.

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

The Company is a principal and not a broker of transportation services. By accepting the customer’s order, it accepts certain responsibilities for transportation of the shipment from origin to destination. The Company selects carriers based upon myriad factors that include service reliability and pricing. Carrier pricing is typically from a pre-negotiated tariff rate table. The carrier’s contract is with the Company, not its customer, and the Company is responsible for payment of carrier charges. In the cases where the Company has agreed to pay for claims for damage to domestic freight while in transit, when appropriate the Company will pursue reimbursement from the carrier for the claims.

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

Gross revenues have increased over the last several years. The ratio of income from continuing operations to gross revenues has also increased. The ratio of freight expenses to gross revenues has increased, reducing the Company’s margin. Fuel increases have contributed to the margin decline because as surcharges are passed along in the form of higher billing rates, revenues increase without a corresponding change to gross profit. The decline in margin also reflects a shift in the customer mix towards the Company’s largest customers where it has lower margins. The Company has enjoyed productivity gains in its selling, operating and administrative expenses as it held these expenses to a nominal increase. The Company’s top 10 domestic customers’ revenue represents approximately 64% of its 2007 domestic revenue. The Company uses various performance indications to manage its business. The Company closely monitors margin and gains and losses for its top 20 customers and loads with negative margins. The Company also evaluates on-time performance, costs per load by location and weekly revenue by location. Vendor cost changes and vendor service issues are also monitored closely.

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

A summary of our significant accounting policies are described in Note 2 of our consolidated condensed financial statements for the three months ended June 28, 2008, as included in this Quarterly Report on Form 10-Q.

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

Results of Operations
Second Quarter 2008 Compared to Second Quarter 2007

The results of operations for the 13 weeks ended June 28, 2008 and June 30, 2007, where appropriate and for comparison purposes, include the results of the acquired company, CGI, showing the acquired company as if it was owned and operated during both quarters. Prior to the acquisition of CGI on February 12, 2008, the Company was a ‘‘blank check’’ company and did not have any results from operations.

Revenues.    The table below summarizes the Company’s revenue by business segment (i.e., domestic versus international in thousands of dollars) for the second quarter of 2008 versus the second quarter of 2007. The first two columns of this table show revenue by segment for CHI only for the second quarter of 2008 (which include the revenue of CGI for the 13 week period) versus CHI’s revenue for second quarter of 2007 in accordance with our GAAP financial statements. Please note, that there is no revenue for 2007, since CGI had not been acquired by CHI until 2008. The last two columns of this table provide a more meaningful comparison of operations since they show the revenue by segment for the CHI, with the acquired business, CGI, included in both the second quarter of 2008 and, on a pro forma basis, the second quarter of 2007.

	13 Weeks Ended June		13 Weeks Ended June
	CHI	CHI	CHI	CHI & CGI
	2008	2007	2008	2007	% Change
Domestic	$17,507	$-	$17,507	$16,065	9.0%
International	3,706	-	3,706	3,095	19.7%
Gross Revenue	21,213	-	21,213	19,160	10.7%

The table below includes certain items in the consolidated statements of income as a percentage of revenue for the 13 weeks ended June 28, 2008 versus June 30, 2007. As with the above table, the first two columns are for CHI only in accordance with our GAAP Financial Statements. There was no gross revenue in 2007 since CGI had not been acquired as of yet. The last two columns of this table shows certain items as a percentage of revenue for the 13 weeks ended June 28, 2008 versus June 30, 2007, with CGI financial results included in both quarters for the purpose of comparing the performance of the underlying business.

	13 Weeks Ended June		13 Weeks Ended June
	CHI	CHI	CHI	CHI & CGI
	2008	2007	2008	2007
Gross Revenue	100.0%	-	100.0%	100.0%
Freight Expense	65.4%	-	65.4%	61.6%
Gross Profit	34.6%	-	34.6%	38.4%
Depreciation and Amortization	3.0%	-	3.0%	0.4%
Selling, Operating & Administrative Expenses	28.2%	-	28.3%	27.0%
Income from Operation	3.4%	-	3.4%	11.0%

In reviewing CHI operations for the second quarter of 2008 versus the second quarter of 2007, revenue increased by 10.7% for the second quarter of 2008 as compared to the second quarter of 2007. The gain was as a result of rate increases both between and during the periods, along with an increase in fuel surcharge invoicing. Revenue per domestic pool distribution weight in the 2008 period increased to $ 9.52 per cwt from $ 8.48 per cwt in the comparable period in 2007. Although the Company continue to obtain new customers and expand its relationship with its top 10 customers in the second quarter of 2008, domestic pool distribution weight decreased by 3.4% in the comparable periods, as magazine wholesalers reduced their copy orders in attempt to limited the number of unsold or ‘‘return’’ copies that they handle. Further, weight decreased as a result of an 8.2% drop in advertising pages for the second quarter of 2008 as compared to the second quarter of 2007. Tonnage decreased at all but two of CHI’s domestic locations with the exception of York, Pennsylvania, which increased 1.6%, and Dallas, Texas, which increased by 6.4%. Dallas is the Company’s smallest domestic location.

The 19.7% increase in international gross revenues was attributable to an 8.6% increase in tonnage. Further, fuel surcharge driven revenue increases were only slightly offset by lower ocean freight revenues as compared with to the second quarter of 2007. The significant tonnage increases that took place in the second quarter of 2008 as compared to the second quarter of 2007 were: Australia/New Zealand – 13.0%, Philippines – 3.2%, and all other destinations in Asia – 33.9%. Tonnage reductions that took place in the comparable quarter were: UK and continental Europe — 4.5%, and Mexico, Central and South America — 23.5%. The UK, continental Europe, Mexico, Central and South America destinations represented 55.4% of international tonnage in the second quarter of 2008. The reductions reflect fewer orders for U.S. magazines by CHI’s international customers, along with a reduction in advertising pages in the comparable periods. Tonnage increases that took place in the second quarter of 2008 as compared to the second quarter of 2007 represent new magazine and book customers, expanded relationships with existing customers, and an increase in orders for U.S. books.

Seasonality of Revenues.    While CHI’s revenues are generally not seasonal (as each quarter’s revenue approximates 25% of annual revenues), there may be on occasion special events (e.g. an historical or celebrity event or death of a celebrity or other public figure) or a publisher’s release of a new publication that favorably impact tonnage and resulting revenues in a particular quarter.

Gross Profit.    Our domestic margin increased insignificantly and our international margin declined slightly. Gross profit was essentially flat in the quarter. Gross margins decreased in both domestic and international operations. The following table summarizes gross margin (dollars in thousands):

	13 Weeks Ended		13 Weeks Ended		Change
	June 28, 2008		June 30, 2007		Dollar	%
GROSS REVENUE DOMESTIC	$17,507	100.0%	$16,065	100.0%	$1,442	9.0%

PURCHASED TRANSPORTATION	8,521	48.7%	7,414	46.2%	1,107	14.9%
OTHER TRANSPORTATION EXPENSE
PERSONNEL AND RELATED	1,056	6.0%	1,131	7.0%	(75)	-6.6%
INSURANCE	145	0.8%	98	0.6%	47	48.0%
TRACTOR RENTALS AND MAINTENANCE	633	3.6%	628	3.9%	5	0.8%
FUEL	1,095	6.3%	718	4.5%	377	52.5%
TRAVEL EXPENSE	65	0.4%	73	0.5%	(8)	-11.0%
OTHER	5	0.0%	44	0.3%	(39)	-88.6%
TOTAL FREIGHT EXPENSE DOMESTIC	11,520	65.8%	10,106	62.9%	1,414	14.0%

GROSS PROFIT DOMESTIC	5,987	34.2%	5,959	37.1%	28	0.5%

GROSS REVENUE INTERNATIONAL	3,706	100.0%	3,095	100.0%	611	19.7%
FREIGHT EXPENSE	2,362	63.7%	1,704	55.1%	658	38.6%
GROSS PROFIT INTERNATIONAL	1,344	36.3%	1,391	44.9%	(47)	-3.4%

TOTAL REVENUE	$21,213	100.0%	$19,160	100.0%	2,053	10.7%
TOTAL GROSS MARGIN	$7,331	34.6%	$7,350	38.4%	(19)	-0.3%

Domestic gross profit increased 0.5%, as revenue gains were matched by increases in purchase transportation and fuel costs in the second quarter of 2008. Gross margins decreased 2.9% of revenue in the comparable period. Gross profit was impacted in the second quarter of 2008 by additional freight costs in moving the national pool as a result of start-up inefficiencies due to freight being transitioned to routings through Clark’s new facility in Woodbridge, Illinois rather than through Kansas City, Missouri. It is anticipated that normal full consolidation opportunities will return during the third quarter of 2008, and will be in place during all of the fourth quarter of 2008. Further gross profit was also impacted in the second quarter of 2008 as Intermodal transportation decreased from 4.1% of domestic pool tonnage in the second quarter of 2007 to 3.6% in the second quarter of 2008 as a result of flooding in Iowa making rail transit unreliable for part of the current quarter. Intermodal transportation is approximately 30% less expensive than road transportation in the transportation lanes to the West Coast where it is used. Normal rail service returned early in the third quarter of 2008. Paid-for miles traveled by both purchased carrier transportation and company driver-tractor units declined by 6.2% which helped to offset the additional costs that were incurred during the period.

The reduced international gross profit and gross margin were a result of changes in the mix of CHI’s international services. Ocean freight tonnage and overland tonnage traditionally carry higher gross margin percentages than does airfreight. Tonnage to the UK, continental Europe, and Mexico, which primarily move by steamship and overland respectively was lower by 652,000 lbs., while tonnage to Asia, including the Philippines, which primarily moves by air was higher by 318,000 lbs. The increase in airfreight costs was not mitigated by a reduction in ocean freight costs. The decrease in gross margin percentage was a result of less ocean and overland freight tonnage and greater airfreight tonnage during the comparable periods.

Selling, Operating and Administrative Expenses.    The three tables below (company wide, domestic and international) summarize selling, operating and administrative expenses (dollars in thousands) for the 13 weeks ended June 28, 2008 and June 30, 2007, respectively, combining CHI and CGI expenses as if CGI had been owned during both quarters.

PRO-FORMA OF CLARK HOLDINGS PREPARED USING THE ASSUMPTION
THAT THE ACQUISITION OCCURRED AS OF JANUARY 1, 2007
S, O & A Breakdown
Q2 2008 versus Q2 2007

	13 Weeks Ended
			TOTAL			TOTAL
TOTAL	CGI	GLAC	CHI	CGI	GLAC	CHI
	JUN 28, 08	JUN 28, 08	JUN 28, 08	JUN 30, 07	JUN 30, 07	JUN 30, 07
SALARIES AND WAGES	$3,074	$160	$3,234	$2,863	$-	$2,863
GROUP INSURANCE	225	13	238	312	-	312
PROFIT SHARING	58	-	58	52	-	52
WORKERS COMPENSATION	36	-	36	15	-	15
	3,393	173	3,566	3,242	-	3,242

PACKAGING,OFFICE,COMPUTER SUPPLIES	111	-	111	219	-	219
OCCUPANCY EXPENSES	805	-	805	653	22	675
INSURANCE	37	24	61	25	-	25
CARGO LOSS & DAMAGE	10	-	10	34	-	34
OTHER OSGA	1,003	418	1,421	700	115	815
	1,966	442	2,408	1,631	137	1,768
	5,359	615	5,974	4,873	137	5,010
Personnel expense to gross revenue	16.0%	0.8%	16.8%	16.9%	0.0%	16.9%
All other OSGA to gross revenue	9.3%	2.1%	11.3%	8.5%	0.7%	9.2%
Total OSGA to gross revenue	25.3%	2.9%	28.1%	25.4%	0.7%	26.1%

(1)	Other OSGA consists of repairs and maintenance, travel expenses, dues and subscriptions, warehouse equipment rentals, licenses, non-cash compensation, legal and professional fees.

PRO-FORMA OF CLARK HOLDINGS PREPARED USING THE ASSUMPTION
THAT THE ACQUISITION OCCURRED AS OF JANUARY 1, 2007
S, O & A Breakdown
Q2 2008 versus Q2 2007

	13 Weeks Ended
			TOTAL			TOTAL
Domestic Division	CGI	GLAC	CHI	CGI	GLAC	CHI
	JUN 28, 08	JUN 28, 08	JUN 28, 08	JUN 30, 07	JUN 30, 07	JUN 30, 07
SALARIES AND WAGES	$2,394	$160	$2,554	$2,241	$-	$2,241
GROUP INSURANCE	161	13	174	226	-	226
PROFIT SHARING	40	-	40	39	-	39
WORKERS COMPENSATION	30	-	30	12	-	12
	2,625	173	2,798	2,518	-	2,518

PACKAGING,OFFICE,COMPUTER SUPPLIES	43	-	43	137	-	137
OCCUPANCY EXPENSES	602	-	602	487	22	509
INSURANCE	20	24	44	16	-	16
CARGO LOSS & DAMAGE	4	-	4	26	-	26
OTHER OSGA	798	418	1,204	457	115	372
	1,455	442	1,897	1,123	137	1,260
	-	-	-	-	-	-
	4,080	615	4,695	3,641	137	3,778
Personnel expense to gross revenue	15.0%	1.0%	16.0%	15.7%	0.0%	15.7%
All other OSGA to gross revenue	8.3%	2.5%	10.8%	7.0%	0.9%	7.8%
Total OSGA to gross revenue	23.3%	3.5%	26.8%	22.7%	0.9%	23.5%

PRO-FORMA OF CLARK HOLDINGS PREPARED USING THE ASSUMPTION
THAT THE ACQUISITION OCCURRED AS OF JANUARY 1, 2007
S, O & A Breakdown
Q2 2008 versus Q2 2007

	13 Weeks Ended
			TOTAL			TOTAL
International Division	CGI	GLAC	CHI	CGI	GLAC	CHI
	JUN 28, 08	JUN 28, 08	JUN 28, 08	JUN 30, 07	JUN 30, 07	JUN 30, 07
SALARIES AND WAGES	$680	$-	$680	$622	$-	$622
GROUP INSURANCE	64	-	64	86	-	86
PROFIT SHARING	18	-	18	13	-	13
WORKERS COMPENSATION	6	-	6	3	-	3
	768	-	768	724	-	724

PACKAGING,OFFICE,COMPUTER SUPPLIES	68	-	68	82	-	82
OCCUPANCY EXPENSES	203	-	203	166	-	166
INSURANCE	17	-	17	9	-	9
CARGO LOSS & DAMAGE	6	-	6	8	-	8
OTHER OSGA	217	-	217	243	-	243
	511	-	511	508	-	508
	1,279	-	1,279	1,232	-	1,232
Personnel expense to gross revenue	20.7%	0.0%	20.7%	23.4%	0.0%	23.4%
All other OSGA to gross revenue	13.8%	0.0%	13.8%	16.4%	0.0%	16.4%
Total OSGA to gross revenue	34.5%	0.0%	34.5%	39.8%	0.0%	39.8%

Selling, operating, and administrative expenses for the second quarter of 2008 increased 20% to $6.0 million compared to $5.0 million in the second quarter of 2007. The increase in selling, operating and administrative expense is primarily due to costs of $0.3 million relating to the Company’s new operating facility in Woodbridge, Illinois that were not fully offset by a reduction at the Company’s Kansas City, Missouri facility that is currently being downsized. These expenses are included in the occupancy expense and “other OSG&A”. Also, there was an increase of directors’ fees of $0.1 million, an increase of legal and professional fees of $0.2 million and an increase of $0.1 million consisting of bank charges, insurance costs, option expense, promotion expense, and shareholder expenses. All of the foregoing are included in “other OSGA”. In addition salary and wages expense increased $0.4 million, of which $0.1 million is attributable to management bonuses. Packaging, office and computer supplies decreased $0.1 million during the second quarter of 2008 as compared to the second quarter of 2007.

Segmented Selling, Operating and Administrative.    Domestic selling, operating and administrative expenses increased 23.7% to $4.7 million in the second quarter of 2008 from $3.8 million in the comparable period in 2007. The increase in domestic selling, operating and administrative expense is due primarily to costs of $0.3 million relating to the Company’s new operating facility in Woodbridge, Illinois that were not fully offset by a reduction in the Company’s Kansas City, Missouri facility that is currently being downsized. These expenses are included in Occupancy expense and “other OSG&A”. Increases in “other OSG&A” were also primarily attributable to directors’ fees of $0.1 million and legal and professional, bank fees, insurance costs and shareholder expenses of $0.3 million. These increases were offset by a decrease in packaging, office, and computer supplies of $0.1 million. Domestic personnel expenses increased $0.3 million in the comparable quarter as salary and wages rose by $0.3 million which includes an accrual of $0.1 million for management bonuses.

International selling, operational and administrative expenses remained constant in the comparable periods at $1.25 million. Increases in personnel and occupancy expenses of $0.1 million were offset by decreases of packaging, offices computer supplies and ‘‘other OSGA’’ together totaling $0.1 million in the second quarter of 2008 as compared to the second quarter of 2007.

Personnel Expense.    Personnel expense increased 12.5% to $3.6 million in the first quarter of 2008 as compared to the first quarter of 2007. Salaries and wages increased $0.4 million, which includes an accrual of $0.1 million for management bonuses. Personnel expense as a percentage of gross revenue was 16.8 % in the second quarter of 2008 as compared with 16.9% in the second quarter of 2007. An increase in revenue of $2.0 million in the second quarter of 2008 over the second quarter of 2007, with only a $0.3 million increases in personnel expense in the comparable quarters caused the reduction as a percentage of gross revenue.

Other Selling, Operating and Administrative Expenses.    Other selling, operating and administrative expenses increased 34.8 % to $ 2.4 million in the second quarter of 2008 compared to $1.8 million in the second quarter of 2007. The increase in other selling, operating and administrative expense is due to an increase of “other OSG&A” expenses primarily consisting of directors fees of $0.1 million and legal and professional, bank fees, and insurance costs of $0.3 million. Also there were additional costs of $0.3 million relating to the Company’s new operating facility in Woodbridge, Illinois that were not fully offset by a reduction in the Company’s Kansas City, Missouri facility that is currently being downsized. These costs are included in Occupancy expense and “other OSG&A”. The increases were offset by a decrease in packaging, office and computer supplies of $0.1 million.

26 Weeks Ended June 28, 2008 Compared to 26 Weeks Ended June 30, 2007

Revenues.    The table below summarizes the Company’s revenue by business segment (i.e., domestic versus international in thousands of dollars) for the 26 weeks ended June 28, 2008 compared to the 26 weeks ended June 30, 2007.  The first two columns of this table show revenue by segment for CHI only for the first 26 weeks of 2008 (which include the revenue of CGI for 2008) versus 2007 in accordance with our GAAP financial statements, in which there is no revenue in 2007 since CGI had not been acquired as of yet. The last two columns of this table show the revenue by segment for the CHI, with the acquired business, CGI, included in both the first 26 weeks of 2008 and, on a pro forma basis, the first 26 weeks of 2007.

	26 Weeks Ended June		26 Weeks Ended June
	CHI	CHI	CHI	CHI & CGI
	2008	2007	2008	2007	% Change
Domestic	$33,666	$-	$33,666	$31,280	7.6%
International	6,846	-	6,846	6,210	10.2%
Gross Revenue	40,512	-	40,512	37,490	8.1%

The following table includes certain items in the consolidated statements of income as a percentage of revenue for the period:

	26 Weeks Ended June		26 Weeks Ended June
	CHI	CHI	CHI	CHI & CGI
	2008	2007	2008	2007
Gross Revenue	100.0%	-	100.0%	100.0%
Freight Expense	64.1%	-	64.1%	61.9%
Gross Profit	35.9%	-	35.9%	37.9%
Depreciation and Amortization	2.5%	-	2.5%	0.4%
Selling, Operating & Administrative Expenses	29.4%	-	29.4%	30.4%
Income from Operation	4.0%	-	4.0%	7.5%

Domestic revenue increased 7.6% to $33.7 million during the first 26 weeks of 2008 as compared to the prior period. The increase in domestic gross revenues resulted from rate increases between the reporting periods, and from an increase in fuel surcharge revenue. Pool distribution revenue during the first 26 weeks of 2008 was $8.99 per cwt compared to $8.05 per cwt during the first 26 weeks of 2007. The Company was successful in adding new customers and expanding relationships with existing domestic customers during the first 26 weeks of 2008. Pool distribution tonnage decreased by 3.7% in the comparable periods as a result of magazine wholesalers reducing their copy orders in attempt to limited the number of unsold or ‘‘return’’ copies that they handle. Further, weight decreased as a result of an 6.4% reduction in advertising pages in the first quarter of 2008 followed by 8.2% drop in advertising pages for the second quarter of 2008 as compared to the 2007 periods. Pool distribution tonnage decreased at all domestic facilities. The increase in international gross revenues of 10.2% was attributable to tonnage holding constant during the first 26 week period of 2008 as compared to the first 26 week period of 2007. An increase in airfreight revenue offset a decline in ocean and overland transported freight. New customers were added and customer relationships were expanded in Asia, including the Philippines. During the first 26 weeks of 2008 tonnage increased to Australia/New Zealand – 4.3%, Asia (not including The Philippines – 25.4%, and The Philippines – 25.2%. Tonnage decreased to the U.K. and continental Europe by 10.7%, and to Mexico, Central and South America by 20.1%. Tonnage increases that took place in the first 26 weeks of 2008 as compared to the first 26 weeks of 2007 represent new magazine and book customers, expanded relationships with existing customers, and an increase in orders for U.S. books. These additions offset a general decline in magazine tonnage to existing customers as a result of a reduction in add pages.

Gross Profit.    Clark’s domestic margin increased and our international margin declined. Clark’s gross profit increased as domestic profits increases more than offset a profit decrease internationally.

The following table summarizes gross margin (dollars in thousands) for the period:

	26 Weeks Ended		26 Weeks Ended		Change
	June 28, 2008		June 30, 2007		Dollar	%
GROSS REVENUE DOMESTIC	$33,666	100.0%	$31,280	100.0%	$2,385	7.6%

PURCHASED TRANSPORTATION	15,864	47.1%	14,482	46.3%	1,382	9.5%
OTHER TRANSPORTATION EXPENSE
PERSONNEL AND RELATED	2,184	6.5%	2,266	7.2%	(82)	-3.6%
INSURANCE	249	0.7%	196	0.6%	53	27.0%
TRACTOR RENTALS AND MAINTENANCE	1,216	3.6%	1,199	3.8%	17	1.4%
FUEL	1,998	5.9%	1,433	4.6%	565	39.4%
TRAVEL EXPENSE	137	0.4%	132	0.4%	5	3.8%
OTHER	125	0.4%	83	0.3%	42	50.6%
TOTAL FREIGHT EXPENSE DOMESTIC	21,773	64.7%	19,791	63.3%	1,982	10.0%

GROSS PROFIT DOMESTIC	11,893	35.3%	11,489	36.7%	404	3.5%

GROSS REVENUE INTERNATIONAL	6,846	100.0%	6,210	100.0%	636	10.2%
FREIGHT EXPENSE	4,197	61.3%	3,411	54.9%	786	23.0%
GROSS PROFIT INTERNATIONAL	2,649	38.7%	2,799	45.1%	(150)	-5.4%

TOTAL REVENUE	$40,512	100.0%	$37,490	100.0%	3,022	8.1%
TOTAL GROSS MARGIN	$14,542	35.9%	$14,288	38.1%	254	1.8%

Domestic gross profits increased by 3.5% as increased revenue out paced an increase in fuel driven purchased transportation costs and increased fuel cost of the company operated driver-tractor fleet. In addition, an improvement in overall efficiency also contributed to the increase in gross profits. Paid-for miles traveled by both purchased carrier transportation and company driver-tractor units declined by 4.7%. The decline in paid for miles traveled and corresponding gross profit increase would have been more significant had the Company not had to absorb additional freight costs in moving the national pool during the second quarter of 2008. The additional freight costs were a result of start-up inefficiencies due to freight being transitioned to routings through Clark’s new facility in Woodbridge, Illinois rather than through Kansas City, Missouri. It is anticipated that normal full consolidation opportunities will return during the third quarter of 2008, and will be in place during all of the fourth quarter of 2008. Intermodal transportation stayed constant at 3.8% of domestic pool distribution tonnage. Flooding in Iowa made rail transit to the West Coast unreliable toward the end of the first 26 week period of 2008. Had the flooding not occurred, the Company believes Intermodal transportation would have been more widely used in the first 26 week period of 2008. Intermodal transportation is approximately 30% less expensive than road transportation in the transportation lanes to the West Coast where it is used. Normal rail service returned early in the third quarter of 2008.

The reduced international gross profit and gross margin of 5.4% were a result of changes in the mix of CHI’s international services. Ocean freight tonnage and overland tonnage traditionally carry higher gross margin percentages than do airfreight. Tonnage to the UK, continental Europe, and Mexico, which primarily move by steamship and overland, respectively, was lower by 1,830,000 lbs., while tonnage to Asia, including the Philippines, which primarily moves by air was higher by 659,000 lbs. The fuel driven increase in airfreight costs was not mitigated by an overall reduction in ocean freight costs. The decrease in gross margin percentage was a result of less ocean and overland freight tonnage and greater airfreight tonnage during the comparable periods.

Selling, Operating and Administrative Expenses.    The three tables below (company wide, domestic and international) summarize selling, operating and administrative expenses (dollars in thousands) for the first 26 weeks ended June 28, 2008 and June 30, 2007, respectively, combining CHI and CGI expenses as if CGI had been owned during 2007 and 2008.

PRO-FORMA OF CLARK HOLDINGS PREPARED USING THE ASSUMPTION
THAT THE ACQUISITION OCCURRED AS OF JANUARY 1, 2007
S, O & A Breakdown
First 26 weeks 2008 versus First 26 weeks 2007

	26 Weeks Ended
			TOTAL			TOTAL
TOTAL	CGI	GLAC	CHI	CGI	GLAC	CHI
	JUN 28, 08	JUN 28, 08	JUN 28, 08	JUN 30, 07	JUN 30, 07	JUN 30, 07
SALARIES AND WAGES	$6,147	$252	$6,399	$5,920	$-	$5,920
GROUP INSURANCE	536	13	549	574	-	574
PROFIT SHARING	104	-	104	104	-	104
WORKERS COMPENSATION	67	-	67	78	-	78
	6,854	265	7,119	6,676	-	6,676

PACKAGING,OFFICE,COMPUTER SUPPLIES	371	-	371	483	-	483
OCCUPANCY EXPENSES	1,523	15	1,538	1,313	45	1,358
INSURANCE	67	41	108	51	-	51
CARGO LOSS & DAMAGE	46	-	46	69	-	69
OTHER OSGA	1,938	776	2,714	1,603	979	2,582
	3,945	832	4,777	3,519	1,024	4,543
	10,799	1,097	11,896	10,195	1,024	11,219

Personnel expense to gross revenue	16.9%	0.6%	17.6%	17.8%	0.0%	17.8%
All othjer OSGA to gross revenue	9.7%	2.1%	11.8%	9.4%	2.7%	12.1%
Total OSGA to gross revenue	26.6%	2.7%	29.4%	27.2%	2.7%	29.9%

(1)	Other OSGA consists of repairs and maintenance, travel expenses, dues and subscriptions, warehouse equipment rentals, licenses, non-cash compensation, legal and professional fees.

PRO-FORMA OF CLARK HOLDINGS PREPARED USING THE ASSUMPTION
THAT THE ACQUISITION OCCURRED AS OF JANUARY 1, 2007
S, O & A Breakdown
First 26 weeks 2008 versus First 26 weeks 2007

	26 Weeks Ended
			TOTAL			TOTAL
Domestic	CGI	GLAC	CHI	CGI	GLAC	CHI
	JUN 28, 08	JUN 28, 08	JUN 28, 08	JUN 30, 07	JUN 30, 07	JUN 30, 07
SALARIES AND WAGES	$4,780	$252	$5,032	$4,579	$-	$4,579
GROUP INSURANCE	392	13	405	417	-	417
PROFIT SHARING	79	-	79	79	-	79
WORKERS COMPENSATION	57	-	57	61	-	61
	5,308	265	5,573	5,136	-	5,136

PACKAGING,OFFICE,COMPUTER SUPPLIES	198	-	198	305	-	305
OCCUPANCY EXPENSES	1,103	15	1,118	978	45	1,023
INSURANCE	40	41	81	33	-	33
CARGO LOSS & DAMAGE	32	-	32	54	-	54
OTHER OSGA	1,583	776	2,359	1,171	979	2,150
	2,956	832	3,788	2,541	1,024	3,565
	8,264	1,097	9,361	7,677	1,024	8,701

Personnel expense to gross revenue	15.8%	0.8%	16.6%	16.4%	0.0%	16.4%
All othjer OSGA to gross revenue	8.8%	2.5%	11.3%	8.1%	3.3%	11.4%
Total OSGA to gross revenue	24.6%	3.3%	27.8%	24.5%	3.3%	27.8%

PRO-FORMA OF CLARK HOLDINGS PREPARED USING THE ASSUMPTION
THAT THE ACQUISITION OCCURRED AS OF JANUARY 1, 2007
S, O & A Breakdown
First 26 weeks 2008 versus First 26 weeks 2007

	26 Weeks Ended
			TOTAL			TOTAL
International	CGI	GLAC	CHI	CGI	GLAC	CHI
	JUN 28, 08	JUN 28, 08	JUN 28, 08	JUN 30, 07	JUN 30, 07	JUN 30, 07
SALARIES AND WAGES	$1,367	$-	$1,367	$1,341	$-	$1,341
GROUP INSURANCE	144	-	144	157	-	157
PROFIT SHARING	25	-	25	25	-	25
WORKERS COMPENSATION	10	-	10	17	-	17
	1,546	-	1,546	1,540	-	1,540

PACKAGING,OFFICE,COMPUTER SUPPLIES	173	-	173	178	-	178
OCCUPANCY EXPENSES	420	-	420	335	-	335
INSURANCE	27	-	27	18	-	18
CARGO LOSS & DAMAGE	14	-	14	15	-	15
OTHER OSGA	355	-	355	432	-	432
	989	-	989	978	-	978
	2,535	-	2,535	2,518	-	2,518
Personnel expense to gross revenue	22.6%	0.0%	22.6%	24.8%	0.0%	24.8%
All othjer OSGA to gross revenue	14.4%	0.0%	14.4%	15.8%	0.0%	15.8%
Total OSGA to gross revenue	37.0%	0.0%	37.0%	40.6%	0.0%	40.6%

Selling, operating, and administrative expenses for the first 26 weeks of 2008 increased 6.2% to $11.9 million compared to $11.2 million in the first 26 weeks of 2007. The increase in selling, operating and administrative expense is primarily due to an increase in salary and wage costs of $0.5 million, which includes an accrual of $0.2 million for management bonuses, an increase in occupancy expenses of $0.2 million, and an increase in “other OSGA” costs of $0.1 million, offset by a reduction in packaging, office, and computer supplies of $0.1 million. During the first 26 weeks of 2008 expenses related to the Company’s new operating facility in Woodbridge, Illinois were not fully offset by a reduction at the Company’s Kansas City, Missouri facility that is currently being downsized. These expenses are primarily included within occupancy expense and “other OSG&A”.

Segmented Selling, Operating and Administrative.    Domestic selling, operating and administrative expenses increased 8.0% to $9.4 million in the first 26 weeks of 2008 from $8.7 million in the first 26 weeks in 2007. Domestic personnel expenses increased $0.4 million in the comparable 26 week period as salary and wages rose by $0.4 million, which includes an accrual of $0.2 million for management bonuses. Domestic occupancy expense increased $0.1 million, and packaging, office and computer supplies decreased $0.1 million in the comparable reporting periods. “Other OSG&A” expenses increased $0.2 million. Other major component changes in “other OSG&A” expenses were increases in bank charges, director’s fees, insurance, legal and professional fees, option expense, shareholder expenses, and taxes and licenses totaling $0.5 million. “Other OSG&A” expenses that were reduced in the first 26 weeks of 2008 compared to the prior period were non-cash compensation of $0.6 million and miscellaneous expenses of $0.1 million. Included within occupancy expense and “other OSG&A” are costs of $0.4 million relating to the Company’s new operating facility in Woodbridge, Illinois that were not fully offset by a reduction in the Company’s Kansas City, Missouri facility that is currently being downsized.

International selling, operational and administrative expenses remained constant in the comparable periods at $2.5 million. Personnel expense also remained constant. Occupancy expense increase of $0.1 million was offset by a decreases of ‘‘other OSGA’’ of $0.1 million in the first 26 weeks of 2008 as compared to the first 26 weeks of 2007.

Personnel Expense.    Personnel expense increased 6.0% to $7.1 million in the first 26 weeks of 2008 as compared to $6.7 million in the prior period due to an increase in salary and wages of $0.5 million, which includes an accrual of $0.2 million for management bonuses. Personnel expense as a percentage of gross revenue was 17.6 % in the first 26 weeks of 2008 as compared with 17.8% in the comparable period of 2007. An increase in revenue of $3.0 million in the first 26 weeks of 2008 over the same period of 2007, with only a $0.5 million increase in personnel expense in the comparable periods, caused the reduction as a percentage of gross revenue.

Other Selling, Operating and Administrative Expenses.    Other selling, operating and administrative expenses increased 4.4% to $ 4.8 million in the first 26 weeks of 2008 compared to $4.5 million in the first 26 weeks of 2007. The increase in other selling, operating and administrative expense is due to an increase of $0.2 million in occupancy expense, an increase of $0.1 million in “other OSG&A” expenses, offset by a reduction of $0.1 million in packaging, office, and computer supplies. Included within occupancy expense and “other OSG&A” are costs of $0.4 million relating to the Company’s new operating facility in Woodbridge, Illinois that were not fully offset by a reduction in the Company’s Kansas City, Missouri facility that is currently being downsized. Other major component changes in “other OSGA” expense were increases in bank charges, directors’ fees, insurance, legal and professional fees, option expense, shareholder expenses, and taxes and licenses totaling $0.5 million. “Other OSG&A” expenses that were reduced during the first 26 weeks of 2008 compared to the first 26 weeks of 2007 were non-cash compensation of $0.6 million and miscellaneous expenses of $0.1 million.

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

In connection with the Acquisition, stockholders owning 1,838,583 of our then-outstanding shares of common stock voted against the Acquisition and exercised their right to convert their shares into a pro rata portion of the Trust Account. The per-share conversion price was equal to the amount in the Trust Account (inclusive of any interest thereon) as of February 8, 2008, two business days prior to the Acquisition, divided by the number of shares of common stock sold in the public offering, or approximately $8.06 per share. In order to receive payment, stockholders had to surrender their shares. 1,789,583 of the conversion shares were surrendered within the required time period. Accordingly, we converted such shares into $14,428,870.87 in cash and such shares were subsequently canceled.

Simultaneously with the Acquisition, we entered into the Credit Agreement. Pursuant to the Credit Agreement, we received a financing commitment of up to $30,000,000 for a senior secured credit facility from LaSalle in order to (a) pay for conversion shares, (b) provide working capital for us, CGI and CGI’s direct and indirect subsidiaries and (c) provide for future permitted acquisitions. The facility consists of up to $20,000,000 that can be drawn within 120 days of the closing date as a term loan sublimit and up to $30,000,000, less any amount drawn under the term loan sublimit, as a revolving credit facility with a $3,000,000 sublimit for letters of credit. As of June 28, 2008, we have drawn $4,733,256 under the term loan to pay conversions and no funds under the revolving credit facility.

CGI has historically generated cash flows from operations. Such cash flows, coupled with the Credit Agreement, will be sufficient, in the opinion of management, to meet our operating needs through at least January 1, 2009.

Cash Flows

The following table summarizes our historical cash flows:

	26 weeks ended
	June 28, 2008	June 30, 2007
Cash provided by (used in) operating activities	$1,294	$975
Cash provided by (used in) investing activities	$11,626	$(1,706)
Cash provided by (used in) financing activities	$(10,044)	$—

The discussion of our cash flows that follows is based on our historical cash flows for the 26 weeks ended June 28, 2008 and June 30, 2007. The majority of the changes are the result of the CGI Acquisition which occurred on February 12, 2008.

Cash Flow from Operating Activities. Net cash provided by operating activities for the quarters ended June 28, 2008 and June 30, 2007 were approximately $1.3 million and $1.0 million respectively.

Cash Flow From Investing Activities. Net cash provided by investing activities for the quarter ended June 28, 2008 was $11.6 million. During the 13 weeks ended June 28, 2008, there was an $88.4 million increase in cash provided by the release of cash from the trust fund, offset by a $74.6 million decrease associated with the CGI Acquisition and $2.1 million decrease associated with paying underwriter expenses.

Cash Flow From Financing Activities. Net cash used by financing activities for the 13 weeks ended June 28, 2008 was $10.0 million. The net cash used by the financing activities resulted from borrowing of $4.7 million under the Credit Facility, borrowing of $0.1 million from related parties, offset by the repayments to related parties of $0.4 million and $14.4 million in payments to shareholders who choose to convert their shares as part of the CGI Acquisition.

Disclosures About Contractual Obligations. CHI has non-cancelable operating leases, primarily for real property and principal repayments associated with the senior credit facility. The leases require CHI to pay maintenance, insurance and other operating expenses.

		Payments due by period
Contractual Obligations:	TOTAL	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases(1)	10,494	3,090	4,692	2,395	317
Long Term Debt at 06/28/2008	4,733	947	3,786	—	—
Total	15,227	4,037	8,478	2,395	317

(1)	Excludes payments of maintenance, insurance and other operating expenses associated with the lease agreements. These amounts did not represent a significant portion of CGI’s lease obligations in 2007.

CHI had $3.0 million of cash and cash equivalents on June 28, 2008. Excess cash is invested in an overnight repurchase agreement with CHI’s lead bank. CHI’s only risk is that funds held pursuant to the repurchase agreement are not a deposit and therefore, not insured by the FDIC.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 28, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective, except to the extent those controls and procedures were effected by the material weaknesses identified in our internal control over financial reporting as set forth below.

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

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings.

None.

Item 2. — Risk Factors.

There have been no material changes in our risk factors during the fiscal quarter ended June 28, 2008 from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

As stated in such Annual Report, on February 15, 2008, we received notice from the American Stock Exchange LLC (‘‘Amex’’) indicating we no longer comply with Amex’s listing standards because we do not meet the minimum requirement of 400 public shareholders, as set forth in Section 102(a) of the Company Guide, and that our securities are, therefore, subject to possible delisting from Amex. The Company appealed this determination. The AMEX Listing Qualifications Panel conducted a hearing on the basis of written submissions and on July 3, 2008, AMEX notified Clark that the AMEX Panel had authorized the continued listing of Clark’s securities on AMEX, notwithstanding that Clark does not fully satisfy AMEX’s regular Initial Listing Standards. The AMEX Panel’s decision was based on Clark’s satisfaction of the AMEX Alternative Listing Standard set forth in Section 1203(c)(i)(A) of the AMEX Company Guide and its finding that Clark’s long history of operations in the transportation management and logistics area (via the operating company acquired by Global Logistics Acquisition Corporation in February 2008), its immediate plans to increase the number of public shareholders, as well as its current growth strategy and financial performance are mitigating factors which warrant listing pursuant to AMEX’s Alternative Listing Standards.

Item 3. — Defaults Upon Senior Securities.

None.

Item 4. — Submission of Matters to a Vote of Security Holders.

None.

Item 5. — Other Information.

None.

Item 6. — Exhibits. (being compiled by Graubard-Miller)

Exhibit No.	Description

10.1
Consent to Credit Agreement dated as of April 10, 2008, by and among Clark Holdings Inc., The Clark Group, Inc., Clark Distribution Systems, Inc., Clark Worldwide Transportation, Inc., Highway Distribution Systems, Inc. and Evergreen Express Lines, Inc. and LaSalle Bank National Association.(1)

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of Principal Executive Officer and the Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed on April 21, 2008.

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