Form 10-Q
period 2008-09-27
Clark Holdings Inc.
filed 2008-11-05
CIK 1338401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 27, 2008

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

As of November 4, 2008, 12,032,823 shares of registrant’s common stock, par value $.0001 per share, were issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CLARK HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	(UNAUDITED)
	September 27, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,392	$133
Accounts receivable	7,803	-
Other receivables	184	-
Prepaid expenses	1,123	159
Deferred tax assets-current	1,207	-
Total current assets	13,709	292

Investments in marketable securities held in trust account	-	88,423
Deferred acquisition costs	-	874
Deferred tax assets-non-current	760	811

PROPERTY AND EQUIPMENT, net of accumulated depreciation	1,431	-

Intangible assets, net of accumulated amortization of $1,541	25,034	-
Goodwill	60,484	-
Total assets	$101,418	$90,400

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long term debt	$947	$-
Accounts payable	6,502	-
Accrued expenses and other payables	2,524	537
Notes payable and accrued interest-related party	-	348
Deferred underwriting fees	-	2,640
Deferred tax liabilities-current	152	-
Total current liabilities	10,125	3,525

COMMITMENTS AND CONTINGENCIES
Common stock subject to conversion 2,199,999 shares	-	16,896
Interest attributable to common stock, subject to possible conversion,
(net of taxes of $658,163 and $313,349, respectively)	-	789

Long term debt	3,550	-
Deferred tax liabilities-non-current	11,309	-

STOCKHOLDERS' EQUITY
Preferred stock-$.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock-$.0001 par value; 400,000,000 shares authorized;
13,500,000 issued and outstanding at December 31, 2007 and
10,859,385 issued and outstanding at September 27, 2008	1	1
Additional paid-in capital	73,376	67,174
Retained earnings	3,057	2,015
Total stockholders' equity	76,434	69,190
Total liabilities and stockholders' equity	$101,418	$90,400

See Notes to Consolidated Financial Statements

CLARK HOLDINGS INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(In Thousands)

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended
	September 27, 2008	September 30, 2007	September 27, 2008	September 30, 2007

Gross revenues	$22,318	$-	$62,830	$-

Freight expense	(14,758)	-	(40,728)	-
Gross profit	7,560	-	22,102	-

Depreciation and amortization	(661)		(1,693)

Selling, operating and
Administrative expenses	(6,086)	(82)	(17,981)	(1,106)
Income from operations	813	(82)	2,428	(1,106)

Interest income-trust	1	935	290	3,020
Interest income-other		-	-	4
Interest expense	(49)	-	(157)	-
Income before income taxes and adjustments	765	853	2,561	1,918

Less: Clark Group, Inc. Income from 12/30/2007 to 02/11/2008	-	-	(834)	-
Income before income taxes	765	853	1,727	1,918

Income tax expense	(242)	(368)	(685)	(1,118)

Net income (loss)	$523	$485	$1,042	$800

Maximum number of shares
Subject to possible conversion:
Weighted average number of shares		2,200		2,200
Income per share amount (basic and diluted)		$0.05		$0.15

Weighted average number of shares
Outstanding not subject to possible conversion:
Basic		11,300		11,300
Diluted		14,324		14,281

Weighted average number of shares outstanding:
Basic	10,859		11,467
Diluted	10,859		11,472

Net income (loss) per share
Basic	$0.05	$0.03	$0.09	$0.04
Diluted	0.05	0.03	0.09	0.03

See Notes to Consolidated Financial Statements

CLARK HOLDINGS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands, except share data)

				Additional
			Restricted	Paid-In	Retained
	Shares	Amount	Shares	Capital	Earnings	Total
Balance - September 1, 2005 (date of inception)
Shares issued to Founders on September 22, 2005	2,500,000	$-		$1		$1
Net loss for the period ended December 31, 2005					$(1)	(1)
Balance - December 31, 2005	2,500,000	-	-	1	(1)	-
Sale of 11,000,000 units, net of underwriter's
discount and offering expenses (including
2,199,999 shares subject to possible
conversion)	11,000,000	1		80,996	-	80,997
Proceeds subject to possible conversion of
2,199,999 shares				(16,896)		(16,896)
Proceeds from Sale of Warrants				2,500		2,500
Accretion of trust fund relating to common stock
subject to possible conversion for the year
ended December 31, 2006 (net of taxes of
$313,349)					(370)	(370)
Net Income for the year ended December 31, 2006					1,373	1,373
Balance - December 31, 2006	13,500,000	1	-	66,601	1,002	67,604
Capital contributed in the form of shares
transferred by the Principal stockholders				573		573
Accretion of trust fund relating to common stock
subject to possible conversion for the year
ended December 31, 2007 (net of taxes of
$344,814)					(419)	(419)
Net Income for the year ended December 31, 2007					1,432	1,432
Balance - December 31, 2007	13,500,000	1	-	67,174	2,015	69,190
Equity issuance per Purchase Agreement	320,276			2,473		2,473
Transfer in from contingency for stock conversion, net				18,118		18,118
Reduction due to stock conversion	(1,787,453)			(14,429)		(14,429)
Restricted shares per Stockholders' Escrow Agreement	(1,173,438)		1,173,438
Net Income for 39 weeks ended September 27, 2008					1,042	1,042
Share-based compensation expense				40		40
Balance - September 27, 2008 (UNAUDITED)	10,859,385	$1	1,173,438	$73,376	$3,057	$76,434

See Notes to Consolidated Financial Statements

CLARK HOLDINGS INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	39 Weeks Ended	39 Weeks Ended
	September 27, 2008	September 30, 2007
Cash Flows from Operating Activities:
Net income (loss)	1,042	800
Adjustment to reconcile net income (loss) to cash flows from operting activities
Depreciation	125	-
Amortization	1,541	-
Shared-based compensation expense	40	-
Non-cash compensation	-	573
Deferred tax benefit	-	(102)
Forgiveness of related party benefit	-	(10)
(Increase) Decrease in accounts receivable	(2,085)	-
(Increase) Decrease in other receivables	169	-
(Increase) Decrease in prepaid expense	(70)	(455)
(Increase) Decrease in deferred income tax	(641)	-
Decrease in reserves for acquisition costs	874	-
Increase (Decrease) in accounts payables	487	-
Increase (Decrease) in accrued expenses and other payables	237	106
Net cash provided by operating activities	1,719	912

Cash Flows from Investing Activities:
(Increase) Decrease in marketable securities held in trust account	88,423	-
Acquisition of Clark Group, Inc.	(74,634)	-
Proceeds from released escrow fund	245	-
Payment of deferred underwriting fees	(2,112)	-
Purchase of property and equipment	(102)	-
Payment of deferred acquisition costs	-	(548)
Purchase of investments in a fund	-	(1,281)
Net cash provided by investing activities	11,820	(1,829)

Cash Flows from Financing Activities:
Proceeds from note payable to related parties	135	-
Repayment of note payable to related parties	(483)	-
Repayment of term loan	(237)	-
Proceeds from term loan	4,734	-
Costs of stock conversion	(14,429)	-
Net cash used in financing activities	(10,280)	-

Net increase (decrease) in cash and cash equivalents	3,259	(917)

Cash and cash equivalents - beginning of period	133	968

Cash and cash equivalents - end of period	3,392	51

Cash paid during the period
Income Taxes	1,411	1,732
Interest	128	-

Non-Cash Financing Activity:
Reduction in deferred underwriting fees, adjustment of additional paid-in capital	$433
Shares not converted, adjustment to additional paid-in capital	$3,256

See Notes to Consolidated Financial Statements

CLARK HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS OPERATIONS:

Clark Holdings Inc. (formerly Global Logistics Acquisition Corporation) (the ‘‘Company’’) was incorporated in Delaware on September 1, 2005. The Company was formed to serve as a vehicle for the acquisition of one or more operating businesses in the transportation and logistics sector and related industries through a merger, capital stock exchange, asset acquisition or other similar business combination. All activity from September 1, 2005 through February 21, 2006 related to the Company’s formation and preparation for its initial public offering, as described below. Starting on February 21, 2006, the date the initial public offering was consummated, the Company began searching for a target business to acquire. On May 18, 2007, the Company entered into a Stock Purchase Agreement (‘‘Stock Purchase Agreement”) with The Clark Group, Inc. (‘‘CGI’’) and the stockholders of CGI, pursuant to which the Company agreed to purchase 100% of CGI’s shares of common stock. In February 2008, the Company completed the Acquisition of CGI (the ‘‘Acquisition’’). (Note 4)

The registration statement for the Company’s initial public offering (‘‘Offering’’) of 10,000,000 Units (as defined in Note 3) was declared effective on February 15, 2006. The Company consummated the Offering on February 21, 2006. On March 1, 2006, the Company sold an additional 1,000,000 Units pursuant to the underwriters over-allotment option. In total, the Company recorded net proceeds of approximately $80,997,000 after deducting underwriting discounts and commissions (including $2,640,000 of deferred underwriting discounts and commissions) and offering expenses. The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering were intended to be generally applied towards the consummation of an initial business combination with (or acquisition of) one or more operating businesses in the transportation and logistics sector and related industries (‘‘Business Combination’’).  Accordingly, of the $80,997,000 in net proceeds, $79,340,000 was placed in a trust account (“Trust Account”) that was not to be released until the Company consummated a Business Combination. The operating business that the Company acquired in such Business Combination had to have a fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of $2,640,000) at the time of such acquisition. The funds in the Trust Account were invested in short-term securities issued or guaranteed by the United States. The remaining proceeds from the Offering were used to pay for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. At December 31, 2007, $88,423,218 ($2,640,000 of which consists of deferred underwriting discounts and commissions) of the net proceeds inclusive of interest earned subject to unpaid taxes was held in such Trust Account. Upon the consummation of the Acquisition on February 12, 2008, the funds held in the Trust Account were released to the Company.

On February 15, 2008, the Company received notice from the American Stock Exchange LLC (‘‘AMEX’’) indicating it no longer complied with AMEX’s listing standards because it had fewer than the required minimum of 400 public shareholders, as set forth in Section 102(a) of the Company Guide, and that its securities were, therefore, subject to possible delisting from AMEX. The Company appealed this determination. The AMEX Listing Qualifications Panel conducted a hearing on the basis of written submissions and on July 3, 2008, AMEX notified the Company that the AMEX Panel had authorized the continued listing of the Company’s securities on AMEX, notwithstanding that the Company did not fully satisfy AMEX’s regular Initial Listing Standards. The AMEX Panel’s decision was based on the Company’s satisfaction of the AMEX Alternative Listing Standard set forth in Section 1203(c)(i)(A) of the AMEX Company Guide and its finding that the Company’s long history of operations in the transportation management and logistics area (via the operating company acquired by Global Logistics Acquisition Corporation in February 2008), its immediate plans to increase the number of public shareholders, as well as its current growth strategy and financial performance were mitigating factors which warrant listing pursuant to AMEX’s Alternative Listing Standards.

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

Fiscal Year End — Until fiscal year 2008, the Company used a calendar year ending on December 31 as its fiscal year. Starting with fiscal year 2008, the Company, due to the Acquisition of CGI, has adopted CGI’s fiscal year methodology of a 52 – 53 week fiscal year ending on the Saturday closest to December 31. The 2008 fiscal year will be a 53 week fiscal year that will end on January 3, 2009.

Business Activity — The Company is a logistics services company that provides ground, air and ocean freight forwarding, contract logistics, customs clearances, distribution, inbound logistics, truckload brokerage and other supply chain management services. The Company serves its clients through a network of contract logistics providers and distribution centers.

Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions have been eliminated in consolidation. The Company is a holding company with investments in operating entities, Clark Group, Inc., Clark Distribution Systems, Inc., Clark Worldwide Transportation, Inc., Highway Distribution Systems, Inc. and Evergreen Express Lines, Inc.

Business Combinations — The Company has accounted for the Acquisition under the purchase method of accounting in accordance with Statements of Financial Accounting Standards (‘‘SFAS’’) No.141 ‘‘Business Combinations’’. Accordingly, the cost of the Acquisition has been allocated to the assets and liabilities based upon their respective fair values, including identifiable intangible assets (such as, non-compete agreements, tradenames, software know how, and customer relationships) and the remaining cost allocated to goodwill.

Recognition of Revenue — Gross revenues consist of the total dollar value of goods and services purchased from us by our customers. Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, establishes the criteria for recognizing revenues on a gross or net basis. All transactions are recorded at the gross amount charged to customers for service. In these transactions, the Company is the primary obligor, a principal to the transaction, assume all credit risk, maintain substantially all risks and rewards, have discretion to select the supplier, and have latitude in pricing decisions. The Company has no material revenues relating to activities where these factors are not present. The Company also recognizes revenue in accordance with Method 5 of Emerging Issues Task Force (EITF) Issue No. 91-9, Revenue and Expense Recognition for Freight Services in Process. Accordingly, gross revenue and freight consolidation costs for domestic ground freight, international air and ocean freight forwarding services are recognized based upon the relative transit time in each reporting period with expense recognized as incurred. The Company computes relative transit time by considering the mode of transportation and the destination. Domestic ground freight estimates are highly predictable and are based on historical delivery data. International air and ocean freight transit estimates are based on published third party carrier arrival schedules. Gross profits are gross revenues less freight expense.

Cash and Cash Equivalents — For purposes of the consolidated statements of cash flows, the Company considers all short term, highly liquid investments with an original maturity of less than 90 days to be cash equivalents.

Accounts Receivable — Accounts receivable are recorded at management's estimate of net realizable value. Management evaluates the adequacy of the allowance for uncollectible accounts on a customer specific basis. These factors include historical trends, general and specific economic conditions and local market conditions. Accounts are written off when management determines collection is doubtful. The balances for the allowance for uncollectible accounts were $303,000 and $0 as of September 27, 2008 and December 31, 2007, respectively.

Property and Equipment — Property and equipment are stated at fair value as of the date of the Acquisition of the Clark Group, Inc. Buildings and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the related lease term or useful lives of the assets. Gains and losses on disposal of property and equipment are recognized when the asset is sold. Expenditures for maintenance and repairs are expensed as incurred, whereas expenditures for improvements and replacements are capitalized.

Freight Expense — Freight expense includes purchased transportation expenses and operating fleet expenses, including equipment rents and leases, maintenance, fuel and driver personnel expenses.

Selling Operating and Administrative Expenses — Selling, operating and administrative expenses includes all operating expenses except freight. These expenses include personnel, occupancy, packaging, supplies, insurance, cargo losses and depreciation.

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

The Company accrues freight expense for any transportation costs that have been incurred, but have not been included in accounts payable. These estimates are used to substantiate vendor invoices that are processed for payment, as well as the Company's accruals for purchased transportation for shipments that have been completed at the end of the period.

The Company is self insured for a portion of its workers’ compensation. In the ordinary course of operations, employees may be injured and file a claim for workers’ compensation. Based upon its review of open claims, management adjusts the balance sheet accrual to equal its estimate of incurred losses, including an estimate for incurred but not reported claims (IBNR). IBNR includes future development of incurred losses. (See Note 8). Actual results could differ from these estimates.

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

Comprehensive Income — SFAS No. 130, Reporting Comprehensive Income, established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income for the 13 weeks ended September 27, 2008 and September 30, 2007 along with the 39 weeks ended September 27, 2008 and September 30, 2007 were the same as net income for the Company.

Stock Based Compensation — SFAS No. 123 (revised 2004), ‘‘Share-Based Payments,’’ (‘‘SFAS 123R’’) requires the Company to recognize expense for its share-based compensation based on the fair value of the awards that are granted. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. Option valuation methods require the input of highly subjective assumptions, including the expected stock price volatility. Measured compensation expense related to such option grants, is recognized ratably over the vesting period of the related grants. (Note 9)

Foreign Currency — For consolidation purposes, assets and liabilities expressed in currencies other than U.S. dollars are translated at the rates of exchange effective at the balance sheet date. These gains and losses arising on re-measurement are accounted for in the income statement. Operating results for the 39 weeks ended September 27, 2008 are translated using average rates of exchange for the period. Gains and losses on translation were not material.

Income Taxes — The Company adopted the provisions of Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 48 as of January 1, 2007, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements and requires companies to use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. The adoption did not impact the Company’s financial position, results of operations or cash flows for the 12 months ended December 31, 2007. As of September 27, 2008, the Company had no material unrecognized income tax benefits, expected changes to unrecognized income tax benefits or interest and penalties.

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

The average market price of the Company’s common stock during the 13 weeks ended September 27, 2008 was $1.54 and since it was lower than the average exercise price of the warrants, the impact of the warrants is excluded from the diluted EPS calculation for the 13 week period ended September 27, 2008. The average market price of the Company’s common stock from January 1, 2008 to September 27, 2008 was $3.50 and since it was lower than the exercise price of the warrants, the impact of the warrants is excluded from the diluted EPS calculation for the 39 week period ended September 27, 2008.

During the 13 weeks ended September 27, 2008, the average market price of the Company’s stock was lower than the exercise price of the options granted, therefore, the impact of the stock options is excluded in the diluted EPS calculations. However during the 39 weeks ended September 27, 2008, the average market price of the Company’s stock was higher than the exercise price of certain options granted, therefore, the impact of certain stock options is included in the diluted EPS calculations for the 39 weeks ended September 27, 2008.

The earnings per common share calculations for the 13 weeks ended September 27, 2008 and September 30, 2007 and for the 39 weeks ended September 27, 2008 and September 30, 2007 are shown below. As stated above, the 2007 earnings per common share included the two-class method of presentation, with only the earnings per common share of the common stock not subject to possible conversion shown below and in the financial statements:

	13 Weeks Ended	13 Weeks Ended
	September 27, 2008	September 30, 2007
Maximum number of shares subject to possible conversion
Basic and diluted EPS
Net interest income attributable to common shares subject to possible conversion		$105,000
Weighted average number of shares		2,199,999

Basic and diluted income per share		$0.05

Basic EPS
Net income		$485,000
Less interest attributable to common stock subject to possible conversion, net of taxes		(105,000)
Net income for common stock not subject to conversion	$523,000	380,000
Weighted average shares	10,859,385	11,300,001

Basic income per share	$0.05	$0.03

Diluted EPS
Net income-see above	$523,000	$380,000
Basic weighted average shares	10,859,385	11,300,001
Dilutive effect of warrants	-	3,023,726
Dilutive effect of stock options	-	-
Diluted weighted average shares	10,859,385	14,323,727

Diluted income per share	$0.05	$0.03

	39 Weeks Ended	39 Weeks Ended
	September 27, 2008	September 30, 2007
Maximum number of shares subject to possible conversion
Basic and diluted EPS
Net interest income attributable to common shares subject to possible conversion		$330,000
Weighted average number of shares		2,199,999

Basic and diluted income per share		$0.15

Basic EPS
Net income		$800,000
Less interest attributable to common stock subject to possible conversion, net of taxes		(330,000)
Net income for common stock not subject to conversion	$1,042,000	470,000
Weighted average shares	11,467,130	11,300,001

Basic income per share	$0.09	$0.04

Diluted EPS
Net income-see above	$1,042,000	$470,000
Basic weighted average shares	11,467,130	11,300,001
Dilutive effect of warrants	-	2,981,232
Dilutive effect of stock options	5,083	-
Diluted weighted average shares	11,472,213	14,281,233

Diluted income per share	$0.09	$0.03

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

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110’’) to permit entities, under certain circumstances to continue to use the ‘‘simplified’’ method, in developing estimates of expected term of ‘‘plain-vanilla’’ share options in accordance with Statement No. 123R Share-Based Payment. SAB 110 amended SAB 107 to permit the use of the ‘‘simplified’’ method beyond December 31, 2007. The Company has adopted SAB 110 for its computation of share-based compensation. (See Note 9)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (‘‘SFAS 141R’’), which replaces SFAS 141. SFAS 141R retains the fundamental requirements of SFAS 141, but revises certain principles, including the definition of a business combination, the recognition and measurement of assets acquired and liabilities assumed in a business combination, the accounting for goodwill, and financial statement disclosure. SFAS 141R will be effective for an acquisition, which is on or after the beginning of the first annual reporting period, beginning on or after December 15, 2008. The Company is evaluating the impact the adoption of SFAS No. 141R will have on the financial statements.

In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51’’ (‘‘SFAS 160’’). SFAS 160 established new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. The Company is evaluating the impact that the adoption of SFAS No. 160 will have on the financial statements.

3.	INITIAL PUBLIC OFFERING:

On February 21, 2006, the Company sold 10,000,000 units (‘‘Units’’) in the Offering for $8.00 per Unit. On March 1, 2006, pursuant to the underwriters’ over-allotment option, the Company sold an additional 1,000,000 Units for $8.00 per Unit. Each unit consisted of one share of common stock, par value $.0001 per share (“Share”), and one warrant to purchase one Share at an exercise price of $6.00 per Share (“Warrant”). The warrants became exercisable upon the completion of the Acquisition and expire on February 15, 2011. The warrants are redeemable at a price of $.01 per warrant upon 30 days notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. Under the terms of the Warrant Agreement governing the warrants, the Company is required to use its best efforts to register the warrants and maintain such registration. After evaluating the Company’s financial statement treatment with respect to the accounting for derivative financial instruments pursuant to FASB’s Emerging Issues Task Force Issue No. 00-19, the Company entered into a First Supplemental Warrant Agreement (the ‘‘Supplemental Agreement’’), dated August 21, 2006, with The Bank of New York (the ‘‘Warrant Agent’’), to amend the Warrant Agreement, dated as of February 15, 2006, between the Company and the Warrant Agent in order to clarify that registered holders of the Company’s warrants do not have the right to receive a net cash settlement or other consideration in lieu of physical settlement in shares of the Company’s common stock.

4.	ACQUISITIONS AND BUSINESS COMBINATION OF THE CLARK GROUP INC.:

The Company entered into the Stock Purchase Agreement with CGI and CGI’s stockholders on May 18, 2007. The Stock Purchase Agreement was subsequently amended on November 1, 2007. CGI is a provider of mission-critical supply chain solutions to the print media industry.

On February 12, 2008, the Company consummated the acquisition contemplated by the Stock Purchase Agreement. At the closing of the Acquisition, the Company purchased all of the issued and outstanding capital stock of CGI for a total consideration of $75,000,000 (of which $72,527,472.53 was paid in cash and $2,472,527.47 by the issuance of 320,276 shares of the Company’s common stock valued at $7.72 per share, the average share price at the announcement of the Purchase Agreement). In connection with the closing of the Acquisition, the Company changed its name from Global Logistics Acquisition Corporation to Clark Holdings Inc.

At the closing of the Acquisition, an escrow agreement (‘‘Escrow Agreement’’) was entered into providing for (i) $7,500,000 as a fund for the payment of indemnification claims that may be made by the Company as a result of any breaches of CGI’s covenants, representations and warranties in the Acquisition Agreement (‘‘Indemnification Escrow’’), (ii) $500,000 as a fund to pay the Company the amount, if any, by which the average of the working capital on the last day of the month for the 12 months ended March 31, 2008 is higher (less negative) than negative $1,588,462 (“Working Capital Escrow”), and (iii) $300,000 as a fund to reimburse CGI and the Company for costs incurred in connection with discontinuing certain of CGI’s operations in the United Kingdom (“Discontinued Operations Escrow”). On September 15, 2008, in accordance with the Escrow Agreements the entire Discontinued Operations Escrow was released to the former stockholders of CGI. Also in accordance with the Escrow Agreement, $2.5 million of the Indemnification Escrow was released to former stockholders of CGI on August 14, 2008.

Holders of 1,802,983 of the Company’s shares of common stock voted against the Acquisition and elected to convert their shares into a pro rata portion of the trust account (approximately $8.06 per share or an aggregate amount of $14,536,911). After giving effect to (i) the issuance of 320,276 shares in connection with the Acquisition and (ii) the conversion of shares, there are currently 10,859,385 shares of common stock outstanding. In addition, the founders of the Company have placed 1,173,438 shares of common stock into escrow pending the attainment of a specified market price (restricted shares) and these are excluded in authorized and outstanding shares at September 27, 2008. As a result of the condition to which the escrowed shares will be subject, such shares will be considered as contingently issuable shares and, as a result, are not included in the earnings per share calculations. Accordingly, the Company will recognize a charge based on the fair value of the shares over the expected period of time it will take to achieve the target price, if and only if the expected probability of the share price attaining the specified market price exceeds 50 percent. (Note 12)

The Company has accounted for the Acquisition under the purchase method of accounting. Accordingly, the cost of the Acquisition has been allocated to the assets and liabilities based upon their respective fair values, including identifiable intangibles and remaining cost allocated to goodwill. The Company continues to refine the fair value estimates in accordance with SFAS 141. As additional information becomes available and as actual values vary from these estimates, the underlying assets and liabilities may require adjustment, thereby impacting intangible asset estimates, as well as goodwill.

The results of operations of the acquired company, CGI, have been included in the Company's consolidated financial statements for the 39 weeks ended September 27, 2008, as follows:

•	The consolidated statement of operations included revenue and expenses of CGI from December 30, 2007 through February 11, 2008.

•	CGI's income from operations from January 1, 2008 through February 11, 2008 (i.e., the "Acquisition Date") was deducted, as a single line item adjustment.

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

Components of the purchase price distribution are as follows:

Cash to CGI shareholders	$64,876,642
Cash in escrow	8,300,000
Acquisition costs paid at Closing	493,192
Acquisition costs paid prior to Closing	964,465
Total	74,634,299
Issuance of 320,276 shares of common stock at $7.72 per share	2,472,531
Total Purchase Price	$77,106,830

Reconciliation of initial cash payment per the Purchase Agreement to cash paid at closing of the Acquisition is summarized as follows:

Initial estimate of cash distribution	$72,527,473
Cash in escrow	(8,300,000)
Interim working capital adjustment to purchase price	495,067
Reimbursement of professional fees	154,102
Cash to CGI shareholders	$64,876,642

A preliminary allocation of the purchase price of CGI to the estimated fair values of the assets acquired and liabilities assumed of CGI on February 12, 2008 was made and recorded during the 13 weeks ended March 29, 2008 and subsequently amended. The preliminary allocation of the purchase price, including the evaluation and allocation to identifiable intangible assets, recognition of deferred taxes and allocation to goodwill resulting from the Acquisition, was made by management. The preliminary estimates are subject to change based on the finalization of asset and liability valuations of CGI, and will depend in part on prevailing market rates and conditions. A final determination of the fair values will be completed during fiscal year 2008. The final valuations will be based on the actual net tangible and intangible assets of CGI that existed as of February 12, 2008. Any adjustments may change the allocation of purchase price, which could affect the fair value assigned to the assets acquired and liabilities assumed and could result in a material change to the Company’s consolidated financial statements.

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

During the 13 weeks ended September 27, 2008, the Working Capital Escrow account of $500,000 was released and approximately $245,000 of these escrow funds were paid directly to the Company in accordance with the Stock Purchase Agreement. The purchase price and goodwill were adjusted accordingly.

5. PROPERTY AND EQUIPMENT:

Property and equipment consist of:

	Estimated useful lives	September 27, 2008	December 31, 2007
Land		$71,000
Building	40 years	465,000
Leasehold improvements	3 - 7 years	121,000
Furniture and office equipment	3 - 7 years	569,000
Equipment	3 - 7 years	330,000
		1,556,000	-0-
Accumulated depreciation		(125,000)
Property and equipment, net		$1,431,000	-0-

Property and equipment acquired in the Acquisition was assigned fair value of $1,394,000 subsequently adjusted to $1,427,000.

6.	INTANGIBLE ASSETS:

The following table summarizes the Company’s intangible assets as of September 27, 2008:

	Amortization Period	Fair Value at Acquisition
Software	5	$1,197,000
Non-compete agreements	6	6,412,000
Tradenames	-	5,378,000
Customer relationships	12	13,588,000
		26,575,000
Accumulated amortization		(1,541,000)
Intangible assets		$25,034,000

There were no intangible assets as of September 30, 2007.

A schedule of the amortization expense by year is as follows:

Year
2008	$2,151,328
2009	2,440,512
2010	2,440,512
2011	2,440,512
2012	2,440,512
$11,913,376

Amortization expense for the 13 weeks ended September 27, 2008 and September 30, 2007 was $610,128 and $0, respectively. Amortization expense for the 39 weeks ended September 27, 2008 and September 30, 2007 was $1,541,200 and $0, respectively.

7.	DEBT:

Simultaneously with the Acquisition, the Company entered into a Credit Agreement as borrowers, with various financial institutions party thereto, as lenders, and LaSalle Bank National Association, as administrative agent (‘‘LaSalle’’) (‘‘Credit Agreement’’). Pursuant to the Credit Agreement, the Company received a financing commitment of up to $30,000,000 for a senior secured credit facility from LaSalle in order to (a) pay out converted shares, (b) provide working capital for the Company and the Company’s direct and indirect subsidiaries and (c) provide for future permitted acquisitions. The facility consists of up to $30,000,000, less any amount drawn under the term loan sublimit, as a revolving credit facility with a $3,000,000 sublimit for letters of credit. As of September 27, 2008, $4,496,593 was outstanding on the term loan. No funds have been drawn down under the revolving credit facility.

Interest is payable at 1.75% over LIBOR or at the Prime Interest Rate. The non-use fee is 0.50% per year and the Letter of Credit fees are 1.75%. As of September 27, 2008, the interest rate on the term loan was 4.22%.

A schedule of the principal repayments as of September 27, 2008 is as follows:

Year
2008	$473,325
2009	946,651
2010	946,651
2011	2,129,966
$4,496,593

The Company has issued approximately $1,045,000 in bank letters of credit. Future payments under the Company’s workers’ compensation insurance program represented $1,045,000 of this amount.

Interest expense for the term loan was $48,000 and $0 for the 13 weeks ended September 27, 2008 and September 30, 2007, respectively. In addition, the Company records bank fees associated with the revolving credit line, the letters of credit and the term loan. These fees totaled approximately $37,000 and $0 for the 13 weeks ended September 27, 2008 and September 30, 2007, respectively. The Company is in compliance with the financial covenants contained in the Credit Agreement as of September 27, 2008.

Interest expense for the term loan was $145,000 and $0 for 39 weeks ended September 27, 2008 and September 30, 2007, respectively. In addition, the Company records bank fees associated with the revolving credit line, the letters of credit and the term loan. These fees totaled approximately $77,000 and $0 for the 39 weeks ended September 27, 2008 and September 30, 2007, respectively. The Company is in compliance with financial covenant in accordance with the Credit Agreement as of September 27, 2008.

The credit facility is secured by substantially all of the Company’s assets.

8.	INSURANCE ACCRUALS:

The Company uses a combination of insurance and self-insurance to provide for the liabilities for workers’ compensation, healthcare benefits, general liability, property insurance, and vehicle liability. Liabilities associated with the self-insured risks are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other assumptions. The estimated accruals for these liabilities, portions of which are calculated by independent third party service providers, could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. The self-insurance reserve for medical, dental and workers’ compensation was included in ‘‘accrued expenses ’’ on the balance sheets at September 27, 2008 and December 31, 2007 and was $430,000 and $0, respectively.

9.	STOCK BASED COMPENSATION:

The Company’s 2007 Long-Term Incentive Equity Plan (the ‘‘Plan’’), became effective with the consummation of the Acquisition. The Plan was established to grant stock options, stock appreciation rights, restricted stock, deferred stock and other stock based awards to its directors, officers, employees and consultants of the Company. Under the Plan, all stock option awards are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant and expire ten years after the date of the grant. No options were issued for the 13 weeks ended September 27, 2008. Shares issued as a result of future stock option exercises, if any, will be newly issued shares. During the 39 and 13 weeks ended September 27, 2008, 11,667 stock options vested and none were exercised.

Compensation expense related to the 126,250 in stock options granted in the 39 weeks ended September 27, 2008 was $256,560, which is expected to be recognized over a weighted average vesting period of approximately three years. During the 39 weeks ended September 27, 2008, $40,000 was charged to compensation expense related to stock option grants.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model that uses various assumptions for inputs as noted. Generally, the Company uses expected volatilities and risk-free interest rates that correlate with the expected term of the option when estimating an option’s fair value. For expected term, since the Company does not have historical share option exercise experience, FASB 123R provides that alternative sources of information may be used. The Company adopts the “simplified method” to estimate the expected life of the option, which is equal to the average of the vesting term (3 years) and original contractual term (10 years). Expected volatility is based on historical volatility of the stock prices of comparable logistic companies of similar market value, given the lack of trading history of the Company’s stock, and the expected risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant. The assumptions used for options granted in the 13 weeks ended March 29, 2008 and June 28, 2008 grants were: (1) expected volatility of 58%, (2) risk-free interest rate of 3.0%, (3) expected dividends of 0.0% and (4) average life of 6.5 years, as calculated in accordance with guidance due to lack of experience. The chart below shows the assumptions in tabular form:

Assumptions for the 13 and 39 Weeks Ended September 27, 2008

Expected volatility	58.0%

Expected dividends	0.0%

Expected term (in years)	6.5

Risk-free rate	3.0%

A summary of option activity under the Plan as of September 27, 2008, and changes during 2008 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Beginning of year	-	-	-	-
Granted 1st Quarter	70,000	4	10	-
Granted 2nd Quarter	56,250	3	10	-
Granted 3rd Quarter	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 27, 2008	126,250	3	10	-

Exercisable (vested) at September 27, 2008	11,667	-	-	-

A summary of the status of the vested and non vested shares as of September 27, 2008, and changes during the 39 weeks ended September 27, 2008 is presented below:

	Shares	Weighted Average Grant Date Fair Value Price
Non Vested - beginning of year	-	-
Granted - 39 weeks 2008	126,250	$2.03
Vested	11,667	$2.37
Forteited	-	-
Non Vested as of September 27, 2008	114,583	$2.00

10.	BUSINESS SEGMENTS:

The Company segregates business segments into Domestic and International. The Domestic segment consists of operations serving a variety of wholesale customers in North America. The International segment consists principally of shipments outside North America. Financial information on business segments for the 13 weeks ended September 27, 2008 and September 30, 2007 is as follows:

Business Segments:

13 Weeks Ended September 27, 2008
	Domestic	International	Consolidated
Gross revenues	$18,246	$4,072	$22,318
Freight expense	(12,177)	(2,581)	(14,758)
Gross profit (net revenue)	6,069	1,491	7,560
Selling, operating, and administrative expenses	(4,794)	(1,292)	(6,086)
Income from operations before depreciation, amortization, interest and taxes	$1,275	$199	$1,474

Total assets	$89,879	$11,539	$101,418
Capital expenditures	$24	$27	$51

13 Weeks Ended September 30, 2007
	Domestic	International	Consolidated
Gross revenues	$-	$-	$-
Freight expense	-	-	-
Gross profit (net revenue)	-	-	-
Selling, operating, and administrative expenses	(82)	-	(82)
Income from operations before depreciation, amortization, interest and taxes	$(82)	$-	$(82)

Total assets	$89,264	$-	$89,264
Capital expenditures	$-	$-	$-

Financial information on business segments for the 39 weeks ended September 27, 2008 and September 30, 2007 is as follows (showing all of the activity of CGI from January 1, 2008 through September 27, 2008):

Business Segments:

39 Weeks Ended September 27, 2008
	Domestic	International	Consolidated
Gross revenues	$51,912	$10,918	$62,830
Freight expense	(33,950)	(6,778)	(40,728)
Gross profit (net revenue)	17,962	4,140	22,102
Selling, operating, and administrative expenses	(14,154)	(3,827)	(17,981)
Income from operations before depreciation, amortization, interest and taxes	$3,808	$313	$4,121

Total assets	$89,879	$11,539	$101,418
Capital expenditures	$1,264	$265	$1,529

39 Weeks Ended September 30, 2007
	Domestic	International	Consolidated
Gross revenues	$-	$-	$-
Freight expense	-	-	-
Gross profit (net revenue)	-	-	-
Selling, operating, and administrative expenses	(1,106)	-	(1,106)
Income from operations before depreciation, amortization, interest and taxes	$(1,106)	$-	$(1,106)

Total assets	$89,264	$-	$89,264
Capital expenditures	$-	$-	$-

For purposes of this disclosure, all inter-company transactions have been eliminated and all activities associated with the discontinued operations have been excluded.

11. INCOME TAXES:

A summary of the components of the provision (benefit) for income taxes is as follows:

	13 Weeks Ended		39 Weeks Ended
	9/27/2008	9/30/2007	9/27/2008	9/30/2007
Federal:
Current	$415,733	$241,978	$1,064,393	$765,818
Deferred	(133,286)	(11,000)	(489,107)	(67,000)
	282,447	230,978	575,286	698,818

State:
Current	11,973	143,076	262,709	454,647
Deferred	(52,971)	(6,000)	(153,279)	(35,000)
	(40,998)	137,076	109,430	419,647

Total Provision for Taxes	$241,449	$368,054	$684,716	$1,118,465

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	39 Weeks Ended
	9/27/2008	9/30/2007
Tax provision computed at the federal statutory rate	34.00%	34.00%
Effect of state income taxes, net of federal benefits	4.18%	14.44%
Other permanent differences, net	1.46%	0.00%
Other differences	0.00%	9.87%
	39.64%	58.31%

The above rate analysis for the prior period ending September 30, 2007 reflects certain items which were not adjusted through the income tax provision until the fourth quarter (listed above as “other differences”). Thus, the above reconciliation will provide a more accurate comparison of the effective tax rates for the reporting period once the necessary adjustments are made.

The Company recorded deferred tax assets and liabilities on the date of acquisition for financial statement purposes to record temporary differences carried over from The Clark Group, Inc. in addition to the temporary differences booked as a result of the fair value adjustment of certain identifiable intangible assets acquired which are included in deferred tax assets and liabilities at September 27, 2008. None of the goodwill recorded for financial statement purposes is expected to be deductible for income tax purposes.

Temporary differences which created deferred tax assets (liabilities) at September 27, 2008 and September 30, 2007 are as follows:

	39 Weeks Ended
	September 27, 2008		September 30, 2007
	Current	Non-current	Current	Non-current
Deferred tax assets:
Accruals	$218,454	$-	$-	$-
State tax	722,020	-	-	-
Compensation and benefits	136,605	-	-	-
Amortization	-	759,664	-	530,000
Allowance for bad debts	130,232	-	-	-
Total deferred tax assets	1,207,311	759,664	-	530,000
Deferred tax liabilities:
Depreciation	-	(119,922)	-	-
Amortization	-	(11,189,008)	-	-
Prepaids	(151,593)	-	-	-
Total deferred tax liabilities	(151,593)	(11,308,930)	-	-
Total deferred tax asset (liability), net	$1,055,718	$(10,549,266)	$-	$530,000

In accordance with SFAS No. 109, the Company recognizes deferred tax assets and liabilities based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which the Company has already recorded the tax benefit on the income statement. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has determined that no such allowance is required.

12.	CONTINGENCIES:

The Company is subject to various claims, complaints, and litigation arising out of its normal course of business. The Company has referred all such litigation and claims to legal counsel and, where appropriate, to insurance carriers. In the opinion of management, after consulting with legal counsel, the settlement of litigation and various claims will not have a material adverse effect on the operations or financial position of the Company.

13.	RESTRICTED STOCK IN ESCROW:

Upon the closing of the Acquisition, the founders of the Company placed an aggregate of 1,173,438 of their shares (‘‘restricted stock’’) into escrow pursuant to a Stockholder Escrow Agreement (‘‘Escrow Agreement’’). These shares will be released from escrow if, and only if, prior to the fifth anniversary of the Acquisition, the last sales price of the Company’s common stock equals or exceeds $11.50 per share for any 20 trading days within a 30 day, trading day period. Upon satisfaction of this condition, shares shall be released to the founders. If such condition is not met, the shares placed in escrow will be cancelled. The release condition may not be waived under any circumstances. The terms of the escrow agreement restrict the founders from selling or otherwise transferring the escrowed shares during the period the escrow arrangement is in effect, subject to certain limited exceptions such as transfers to family members and trusts for estate planning purposes, the death of the founder and transfers to an estate or beneficiaries, provided that the recipients agree to remain subject to the arrangement.

This restricted stock in escrow is accounted for in accordance with SFAS No. 123 (revised 2004), ‘‘Share-Based Payments’’. In accordance with SFAS 123R, the Company used a Black-Scholes model in conjunction with a lattice or decision path model to simulate the future prices of the Company’s stock over a five year period. (100,000 simulated decision paths were simulated in calculating the probability that the stock would exceed $11.50 for 20 out of 30 days in a 5 year period).

Key assumptions used in the model were as follows:

•	The stock price of CHI was $5.08 per share as of the close on February 12, 2008.

•	The risk-free rate for the Black Scholes model is 2.31% (3 month Treasury rate as of February 12, 2008).

•	Time to expiration is five years, consisting of 1,260 business days.

•	The shares release on the first day that follows a 30 business day period in which the stock price equals or exceeds $11.50 in 20 of the days.

•
The volatility used in the model was increased from 31.53% (used in the proxy statement dated January 28, 2008 and used to value the estimated value of the options awarded to two executives) to 52.7% and 58.3%. The higher volatility values, which would increase the probability of the stock achieving the $11.50 goal, were chosen since they better represented the volatility of logistic firms that had market capitalizations more similar in the market value to the Company.

The results of the 100,000 lattice or decision path simulations were as follows:

•	The probability of the stock achieving an $11.50 per share value at the end of 5 years is between 26.445% and 28.028%.

•	This implies that associated with 100,000 price paths (i.e., ‘‘decision paths’’), only up to 28,028 of these paths achieved an $11.50 per share price after 5 years.

•	The remaining (approximately) 72,000 price paths never achieved the $11.50 per share price.

•	The fair value of the restricted stock as of February 12, 2008 is between $3.33 and $3.59 per share (versus $5.08 per the market).

The ‘‘middle result’’ or expected value-median-mean in the 50% range would require approximately 50,000 price paths achieving an $11.50 per share price.  The results generated by this study are substantially less than the 50,000 required.  As a result of the probability analysis, the Company did not recognize any amortization expense related to restricted shares during the 39 weeks ended September 27, 2008.

In addition, the Company accounts for restricted stock in escrow in accordance with SFAS No. 128, ‘‘Earnings per Share.’’ Pursuant to paragraph 30, Contingently Issuable Shares are included in the diluted earning per share calculation “if all necessary conditions have been satisfied by the end of the period.” The contingency was not met during the period and therefore these shares are excluded from both the basic and diluted earnings per share.

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

The following unaudited pro forma condensed consolidated statement of operations combines the historical unaudited statement of operations of CHI for the 13 weeks ended September 30, 2007 and the unaudited statement of operations of CGI for the 39 weeks ended September 30, 2007, giving effect to the transactions described in the Purchase Agreement with purchase accounting applied to the acquired CGI assets as if they had occurred on January 1, 2007.

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

CLARK HOLDINGS INC.
CONSOLIDATED PRO FORMA BALANCE SHEET (continued)
(UNAUDITED)
(In Thousands)

			Pro Forma		Pro Forma
			Adjustments		(Reflecting Actual
	YE 2007	YE 2007	(Reflecting Actual		Conversions)
	GLAC	Clark	Conversions)		12/31/2007
Liabilities & Stockholders' Equity
Current liabilities:
Accounts payable		6,785			6,785
Accrued expenses & other payables	545	1,442	(874)	F	2,528
			95	C
			1,320	D
Deferred underwriting fees	2,640		(2,640)	C	-
Current portion of long-term debt			683	E	683
Deferred tax liabilities- current			279	H	279
Notes payable-related party	340		(340)	F	-
Current liability of discontinued operations		126			126
Total current liabilities	3,525	8,353	(1,477)		10,401

Long-term debt, net of current portion			2,730	E	2,730
Deferred tax liabilities- non-current			10,626	B	11,844
			1,497	G
			(279)	H

Common stock subject to conversion	16,896		(16,896)	D	-
Interest on common stock subject to conversion	789		(789)	D	-

Common stock	1	9			10
Additional paid-in capital	67,175	1,041	433	C	73,328
			2,473	B
			(1,050)	B
			3,256	D
Retained earnings	2,014	12,468			2,014
			(12,468)	B
Total stockholders' equity	69,190	13,518	(7,356)		75,352

Total liabilities and stockholders' equity	90,400	21,871	(11,944)		100,327

CLARK HOLDINGS INC.
CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS
(UNAUDITED)
(In Thousands)

	GLAC	Clark			Pro Forma
	13 Weeks Ended	13 Weeks Ended	Pro Forma		13 Weeks Ended
	September 30, 2007	September 30, 2007	Adjustments		September 30, 2007

Gross revenues	-	$19,302			$19,302

Freight expense	-	(11,777)			(11,777)
Gross profit	-	7,525			7,525

Depreciation and amortization			$(68)	I	(678)
			(610)	J

			(203)	K
Selling, operating and			(461)	I
administrative expenses	$(82)	(5,151)	68	I	(5,829)
Income from operations	(82)	2,374	(1,274)		1,018

Interest income	935	-	(935)	L	-
Interest expense		(23)	(119)	M	(142)

Income before income taxes and adjustments	853	2,351	(2,328)		876

Loss from discontinued operations		(1,474)	1,474	N	-

Income before income taxes	853	877	(854)		876

Income tax expense	(368)		99	O	(269)

Net income (loss)	$485	$877	$(755)		$607

Earnings (loss) per share
Basic					0.05
Diluted					0.04

Weighted average number of shares outstanding:
Basic					11,300
Diluted					14,324

CLARK HOLDINGS INC.
CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS
(UNAUDITED)
(In Thousands)
	GLAC	Clark			Pro Forma
	39 Weeks Ended	39 Weeks Ended	Pro Forma		39 Weeks Ended
	September 30, 2007	September 30, 2007	Adjustments		September 30, 2007

Gross revenues	-	$56,792			$56,792

Freight expense	-	(34,979)			(34,979)
Gross profit	-	21,813			21,813

Depreciation and amortization			$(235)	I	(2,065)
			(1,830)	J

			(385)	K
Selling, operating and			(973)	I
administrative expenses	$(1,106)	(15,515)	235	I	(17,744)
Income from operations	(1,106)	6,298	(3,188)		2,004

Interest income	3,024	-	(3,024)	L	-
Interest expense	-	(14)	(360)	M	(374)

Income before income taxes and adjustments	1,918	6,284	(6,572)		1,630

Loss from discontinued operations	-	(2,042)	2,042	N	-

Income before income taxes	1,918	4,242	(4,530)		1,630

Income tax expense	(1,118)		471	O	(647)

Net income (loss)	$800	$4,242	$(4,059)		$983

Earnings (loss) per share
Basic					0.09
Diluted					0.07

Weighted average number of shares outstanding:
Basic					11,300
Diluted					14,281

*Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements
(amounts in thousands except share data and per share data)

Descriptions of the adjustments included in the unaudited pro forma balance sheet and statements of operations are as follows:

(A)	To record the reclassification of funds held in trust by CHI.

(B)
To record the payment for the Acquisition, the transaction costs, and the allocation of the purchase price to the assets acquired and liabilities assumed. CHI acquired all of the outstanding capital stock for a total consideration of $77,107 (of which $73,176 was paid in cash and $2,473 was paid by the issuance of 320,276 shares of CHI common stock valued at $7.72 per share, which was the average value at the announcement date), subject to adjustment based upon the amount of Clark's working capital (i) at the time of closing on February 12, 2008 and (ii) as averaged for the 12 month period ended March 31, 2008. The $73,176 cash allocation to CGI shareholders consists of a $64,227 cash distribution, cash held in escrow of $8,300, cash for acquisition reimbursement $154, and cash of $495 due to purchase price adjustments.

The $1,458 in transaction costs is related to acquisition costs and was paid upon closing.

The $1,472 pro forma adjustment is in respect to the cash on hand as recorded on the balance sheet of Clark as of December 31, 2007, as CHI consented to a distribution to Clark's stockholders of all of Clark's cash on hand at the time of the closing of the transaction.

Adjustments are as follows:

Allocation of Distribution of Purchase Price:
Cash	$73,176
Equity issuance	2,473	(i)
Transaction costs	1,458
	$77,107
Estimated Allocation of Purchase Price:
Accounts receivable, net	$5,717	(ii)
Prepaid expenses and other current assets	1,627	(ii), (v)
Plant, property, and equipment	1,394	(ii)
Intangibles and other assets	26,575	(iii)
Goodwill	49,367	(iv)
Accounts payable	(6,015	)(ii)
Accrued expenses and other current liabilities	(1,558	) (ii), (v)
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

(iii)
To record identifiable intangible assets of CGI acquired by CHI estimated by CGI’s management at fair value consisting of $13,588 for customer relationships to be amortized using the straight-line method over the weighted average expected life of 12 years, $6,412 for non-compete agreements which are to be amortized using the straight-line method over the life of the agreements of 6 years, $1,197 for software which is to be amortized using the straight-line method over the life of 5 years and $5,378 for trademarks which are not amortizable as they have an indefinite life. These intangibles and other assets total $26,575 in fair value. These estimates are Clark management's best estimates and are subject to change pending completion of appraisals of Clark's principal assets and liabilities.

(iv)
To record approximately $49,367 of the purchase price to goodwill. In addition, an additional $10,626 was recorded to reflect a deferred tax liability resulting from the amortizable intangible assets of $26,575 using an estimated effective tax rate of 40%. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The goodwill was attributed to the premium paid for the opportunity to achieve greater long-term growth. Goodwill recorded as a result of the transaction is not deductible for tax purposes nor is it amortizable for financial reporting. However, goodwill is evaluated by management for impairment on an annual basis. Upon the completion of the Acquisition, existing goodwill of $10,871, intangibles of $11, common stock and additional paid-in capital of $1,105 of CGI was written off.

(v)	Included in prepaid expenses and other current assets are other receivables of $345, prepaid expense of $894 and current assets of discontinued operations of $388, totaling $1,558.

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

(D)	(1)	To record cash paid for stock conversion ($13,109).

(2)	To record accrual of $1,320 to be paid for stock conversion.

(3)	To record additional paid-in capital of $3,789 ($3,256 + $433 as noted above) due to stock conversion withdrawal.

(4)	To record elimination of common stock reserved as subject to conversion (valued at $16,896) and related interest attributable to this common stock value ($789 since inception).

(E)	To record the receipt of $3,413 of borrowings against the credit facility ($683-current portion of long term debt + $2,730).

(F)	To record elimination of CHI deferred acquisition costs ($874) and to repay loan to related party of $340.

(G)	To record accumulated deferred tax assets of GLAC at the Closing/Acquisition date of $1,176, goodwill of $322, and deferred tax liabilities $1,497.

(H)	(1) To reclass $1,240 from deferred tax asset-non-current to deferred tax asset-current.

(2) To reclass $279 from deferred tax liability-non-current to deferred tax liability-current.

(I)	To reclass $68 of depreciation expenses from selling, operating and administrative expenses to depreciation and amortization for the 3rd quarter of 2007. The year to date reclassification is $235.

To record Public Company costs of $461 for the 13 weeks ended September 30, 2007 and record costs of $973 for the 39 weeks ended September 30, 2007.

(J)
To record adjustment to reflect amortization of customer relationships intangible assets (13 weeks ended September 30, 2007 - $283 and 39 weeks ended September 30, 2007-$849), which are recorded using the weighted average expected life of 12 years. To record adjustment to reflect amortization of non-compete agreements (13 weeks ended September 30, 2007 - $267 and 39 weeks ended September 30, 2007 - $801), which are recorded using the straight-line method over the term of the agreements (approximately 6 years). To record adjustment to reflect amortization of proprietary software intangible assets (13 weeks ended September 30, 2007 - $60 and 39 weeks ended September 30, 2007 - $180), which are recorded using the straight-line method over a 5 year period.

(K)	To record adjustment for accrual of management bonuses of $203 for the 13 weeks ended September 30, 2007 and $385 for the 39 weeks ended September 30, 2007.

(L)	To reduce interest income on cash and cash equivalents based on reduced cash balances due to the Acquisition.

(M)
To record adjustment to reflect interest expense on interest expense on revolving credit facility charged at a rate of LIBOR +175 basis points per annum (weighted average LIBOR rate +175 basis points for the 13 weeks ended September 30, 2007 was 5.56% for the 39 weeks ended September 30, 2007 was 5.37% per annum).

(N)	To record the elimination of the loss from discontinued operations associated with the closure of the United Kingdom operations.

(O)	To record adjustment to Income Tax Expense of the combined operations.

15. SUBSEQUENT EVENTS:

On October 28, 2008, a complaint was filed seeking class action status in the United States District Court for the District of New Jersey against The Clark Group, Inc., Clark Distribution Systems, Inc., Highway Distribution Systems, Inc., Clark Worldwide Transportation, Inc., and Evergreen Express Lines, Inc. (each a subsidiary of the Company and collectively, the “Subsidiaries”) by Multi-Media International, alleging excessive fuel surcharges by the Subsidiaries between October 1, 2002 and October 1, 2008. A motion to certify a class has not yet been filed. On behalf of itself and the putative class, plaintiff seeks to recover the alleged excessive fuel charges, enjoin the alleged improper calculation of fuel charges by defendants and payment of punitive damages and attorney’s fees. The Company believes that the allegations in the lawsuit are without merit, and it intends to vigorously contest the allegations and defend itself. However, the ultimate outcome of this action and the amount of liability, if any, which may result, is not presently determinable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The information contained in this section has been derived from the consolidated financial statements of Clark Holdings Inc. (referred to herein as ‘‘we,’’ ‘‘us’’ or ‘‘our,’’ or as the ‘‘Company’’ or ‘‘CHI’’) and should be read together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report. This Quarterly Report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements that involve substantial risks and uncertainties. These forward looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as ‘‘anticipates’’, ‘‘expects’’, ‘‘intends’’, ‘‘plans’’, ‘‘believes’’, ‘‘seeks’’, and ‘‘estimates’’ and variations of these words and similar expressions are intended to identify forward looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward looking statements, including without limitation, the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and Exchange Commission, including our Form 10-Ks, Form 10-Qs and Form 8-Ks.

Although we believe that the assumptions on which these forward looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward looking statements based on those assumptions could also be incorrect. In light of these and other uncertainties, the inclusion of a projection or forward looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward looking statements, which apply only as of the date of this Quarterly Report. We undertake no obligation to update such statements to reflect subsequent events.

Our Business Prior to the Acquisition

We were formed as a blank check company on September 1, 2005 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the transportation and logistics sector and related industries.

On February 21, 2006, we closed our initial public offering of 10,000,000 units, with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $6.00 per share. On March 1, 2006, we closed on the sale of an additional 1,000,000 units which were subject to an over-allotment option. The units from the initial public offering (including the over-allotment option) were sold at an offering price of $8.00 per unit, generating total gross proceeds of $88,000,000. After deducting underwriting discounts and commissions and offering expenses, the total net proceeds to us from the offering (including the over-allotment option) were $80,997,000, of which $79,340,000 was deposited into a trust account (‘‘Trust Account’’) and the remaining proceeds of $1,657,000 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The funds held in the Trust Account were not to be released until the consummation of an initial business combination or our liquidation, if earlier.

We did not engage in any substantive commercial business until we consummated our business combination with The Clark Group, Inc. (‘‘CGI’’), as described below.

The Acquisition and the New Credit Facility

On February 12, 2008, we purchased all of the outstanding capital stock of CGI pursuant to the Stock Purchase Agreement (‘‘SPA’’), dated May 18, 2007, as amended on November 1, 2007, by and among us, CGI and the stockholders of CGI (‘‘Acquisition’’). At the closing of the stock purchase, the former stockholders of CGI were paid $72,527,472.53, less $8,300,000 of the purchase price that was placed in escrow as described below, and were issued 320,276 shares of our common stock, valued at $7.72 per share (the market price when the SPA was originally signed on May 18, 2007), for an original total purchase price of $75,000,000. Upon the consummation of the Acquisition, the funds held in the Trust Account were released to us and used, in part, to pay the purchase price of CGI.

At the closing of the Acquisition, an escrow agreement (“Escrow Agreement”) was entered into providing for (i) $7,500,000 as a fund for the payment of indemnification claims that may be made by the Company as a result of any breaches of CGI’s covenants, representations and warranties in the SPA (“Indemnification Escrow”), (ii) $500,000 as a fund to pay us the amount, if any, by which the average of the working capital on the last day of the month for the twelve months ended March 31, 2008 was higher (less negative) than negative $1,588,462 (“Working Capital Escrow”), and (iii) $300,000 as a fund to reimburse CGI and us for costs incurred in connection with discontinuing certain of CGI’s operations in the United Kingdom (“Discontinued Operations Escrow”). . On September 15, 2008, the entire Discontinued Operations Escrow was released to the former stockholders of CGI. Also in accordance with the Escrow Agreement,  $2.5 million was released to former stockholders of CGI on August 14, 2008.

The aggregate purchase price of the Acquisition shown in the financial statements is $77,106,830 and was determined based on the value of the cash consideration paid by the Company, the value of the Company’s common stock on the day of the Acquisition, and the direct acquisition costs incurred. The aggregate purchase price of $77,106,830 represents the sum of (i) $64,876,642 in cash consideration that was paid directly to CGI’s shareholders, (ii) $8,300,000 in cash that was deposited in the three separate escrows, (iii) $493,192 of deferred acquisition costs that were paid at closing, (iv) $964,465 of deferred acquisition costs that were paid prior to closing, and (v) $2,472,531 representing the 320,276 shares of common stock that were issued to two executive officers of the Company at closing, valued at the market price of $7.72 per share as on February 12, 2008.

Simultaneously with the Acquisition, the Company entered into a credit agreement, as borrowers, with various financial institutions party thereto, as lenders, and LaSalle Bank National Association, as administrative agent (‘‘LaSalle’’) (‘‘Credit Agreement’’). Pursuant to the Credit Agreement, the Company received a financing commitment of up to $30,000,000 for a senior secured credit facility from LaSalle in order to (a) pay for conversion shares, (b) provide working capital for the Company and the Company’s direct and indirect subsidiaries and (c) provide for future permitted acquisitions. The facility consists of up to $20,000,000 that can be drawn within 60 days of the Closing Date (and was subsequently extended to 120 days on April 18, 2008) as a term loan sublimit and up to $30,000,000, less any amount drawn under the term loan sublimit, as a revolving credit facility with a $3,000,000 sublimit for letters of credit. As of July 28, 2008, the Company had drawn $4,733,256.24 under the term loan to pay conversions and no funds under the revolving credit facility.

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

The Company generates revenues by arranging for the movement of its customers’ freight in trailers and containers. Generally, the Company bills its customers based on pricing that is variable based upon the amount of tonnage tendered, frequency of recurring shipments, origination, destination, product density and carrier rates. The Company’s specified rates are subject to weight variation, fuel surcharge, and timely availability of the customer’s product. The Company provides ancillary services such as warehousing and other services (e.g. product labeling). As part of its bundled service offering, the Company tracks shipments in transit and handles claims for freight loss or damage on behalf of its customers. Because the Company owns relatively little transportation equipment, it relies on independent transportation carriers.

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

The Company’s core business involves the shipment of mass market consumer magazines. Its business is impacted by the specifics of its underlying publications (including the number of copies shipped and the pages per copy which vary with advertising), the mix of publication frequency (e.g. weekly, monthly, annual), the number of destination points, and the service levels requested by its customer publishers and printers. Over the last three years, the Company’s domestic business has been favorably impacted by the publications that have relatively lower cover prices and by the launch of new weekly publications. Except for special editions publications (e.g. Princess Di’s death), distribution of mass market consumer magazines is fairly consistent and predictable. Mass market magazines generally do not experience material swings in volume in the aggregate. The Company’s business has also been favorably impacted by the large number of publications offered for sale by mass market retailers. Generally, demand for the Company’s services increases with fragmentation and it is able to charge higher fees per hundredweight for smaller quantity publications or tonnage going to a destination point. Management expects its future freight pools, demand for services and pricing to remain fairly consistent with its past experience.

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

A summary of our significant accounting policies are described in Note 2 of our consolidated financial statements for the three months ended September 27, 2008, as included in this Quarterly Report on Form 10-Q.

There have been no changes in critical accounting policies in the current year from those relating to CHI described in our Definitive Proxy Statement dated January 28, 2008 and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Acquisition of CGI

Prior to the Acquisition, the Company’s primary asset was the Trust Account which held funds from the Company’s initial public offering. As of February 12, 2008, the date the Acquisition was consummated, approximately $88,700,000 (including $2,640,000 of deferred underwriting discounts and commissions) was held in the Trust Account. Upon the consummation, the funds in the Trust Account were released to the Company and were used to pay the purchase price of CGI to the stockholders of CGI, including a working capital adjustment and expense reimbursement. The Company also paid deferred commissions to the underwriters of its initial public offering. The Company used the remainder of the funds to pay conversions, as well as for working capital.

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

The results of operations of the acquired company, CGI, have been included in the Company's year to date consolidated financial statements from February 12, 2008 through September 27, 2008. This was accomplished as follows:

•	In our presentation of the consolidated statement of operations, we included 39 weeks of revenue and expenses of CGI from January 1, 2008 through September 27, 2008.

•	In addition, the Company deducted CGI's income from operations from January 1, 2008 through February 11, 2008 (i.e., the "Acquisition Date"), as a single line item adjustment.

The final purchase price for the Acquisition at closing was determined based on the value of the cash consideration paid by the Company, the value of Company’s common stock on the announcement date, and the direct acquisition costs incurred. The aggregate purchase price of $77,106,830 represents the sum of (i) $64,876,642 in cash consideration paid directly to CGI’s shareholders, (ii) $8,300,000 in cash that was deposited in three separate escrows, as described above (iii) $493,192 of deferred acquisition costs paid at closing, (iv) $964,465 of deferred acquisition costs paid prior to closing, and (v) $2,472,531 representing the 320,276 shares of common stock that were issued to two executive officers of the Company at closing, which was valued at the market price of $7.72 per share as on May 18, 2007.

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

During the 13 weeks ended September 27, 2008, the Working Capital Escrow account of $500,000 was released and approximately $245,000 of these escrow funds were paid directly to the Company in accordance with the Stock Purchase Agreement. The purchase price and goodwill were adjusted accordingly.

Description of the Acquired Intangible Assets

As part of the Acquisition, the Company acquired various intangible assets of CGI. The major intangible assets include non-compete agreements from the existing owners of the CGI Group, existing customer relationships, proprietary software, and tradenames. A more detailed description of the various intangible identifiable intangibles is as follows:

Software. CGI’s proprietary software was acquired as part of the Acquisition. Based on the software appraisal provided by an independent software consulting firm, there are approximately 6,500 programs on the AS400 Platforms in operation at CGI for all the various companies and divisions.

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

The following table lists the Company’s intangible assets as of the date of Acquisition and their estimated useful lives, as initially valued by Management:

	Amortization	Fair Value at
	Period	Acquisition
Software	5	$1,197,000
Non-compete agreements	6	6,412,000
Tradenames	-	5,378,000
Customer relationships	12	13,588,000
		26,575,000
Accumulated amortization		(1,541,000)
Intangible assets		$25,034,000

Demand for Our Services May be Impacted During an Economic Recession

The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of our customers, fuel shortages, price increases by carriers, interest rate fluctuations, and other economic factors beyond our control. Many of the Company's customers' business models are dependent on expenditures by advertisers. These expenditures tend to be cyclical, reflecting general economic conditions, as well as budgeting and buying patterns. If economic recession or a downturn in its customers’ business cycles causes a reduction in the volume of freight shipped by those customers, particularly to the single copy distribution channel, the Company's operating results could also be adversely affected.

Annual Review of Goodwill Impairment

Under SFAS No. 142, goodwill is reviewed for impairment on at least an annual basis, or when events or circumstances indicated that the carrying value of such assets may not be recoverable. The Company will conduct its annual review at the end of 2008.

The assessment of goodwill impairment involves a two-step process. The first step is a comparison of the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairments loss, if any.

The second step of the impairment test is a comparison of the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount exceeds the implied fair value, an impairment loss must be recognized in the amount of that excess. One component of the fair value in the annual assessment of the goodwill impairment is the market price of the Company’s stock. The Company’s stock price has declined 57% since the beginning of the 3rd quarter of 2008 through November 3, 2008.

No impairment losses have been recognized to date. However, if the Company determines that the carrying amount exceeds the implied fair value amount at year end, an impairment loss will be recognized and presented as a separate line item on the consolidated statement of operations. As of September 27, 2008, the Company recorded goodwill in the amount of approximately $61.0 million.

If these current economic trends continue, management believes there is a significant potential that a substantial portion of goodwill, if not all of the $61.0 million, will be impaired at year end and an impairment loss up to $61.0 million may be recognized.

Results of Operations
Third Quarter 2008 Compared to Third Quarter 2007

The results of operations for the 13 weeks ended September 27, 2008 and September 29, 2007, where appropriate and for comparison purposes, include the results of the acquired company, CGI, showing the acquired company as if it was owned and operated during both quarters. Prior to the Acquisition of CGI on February 12, 2008, the Company was a ‘‘blank check’’ company and did not have any results from operations.

Revenues.    The table below summarizes the Company’s revenue by business segment (i.e., domestic versus international in thousands of dollars) for the third quarter of 2008 versus the third quarter of 2007. The first two columns of this table show revenue by segment for CHI only for the third quarter of 2008 (which includes the revenue of CGI for the 13 week period) versus CHI’s revenue for third quarter of 2007 in accordance with our GAAP financial statements. Note that there is no revenue for 2007, since CGI had not been acquired by CHI until 2008. The last two columns of this table provide a more meaningful comparison of operations since they show the revenue by segment for CHI, with the acquired business, CGI, included in both the third quarter of 2008 and, on a pro forma basis, the third quarter of 2007.

	13 Weeks Ended September		13 Weeks Ended September
				(Pro-Forma)
	CHI	CHI	CHI	CHI & CGI
	2008	2007	2008	2007	% Change
Domestic	$18,246	$-	$18,246	$15,917	14.6%
International	4,072	-	4,072	3,385	20.3%
Gross Revenue	22,318	-	22,318	19,302	15.6%

The following table shows selected items in the consolidated statements of operations as a percentage of revenue for the 13 weeks ended September 27, 2008 versus September 29, 2007. As with the previous table, the first two columns are for CHI only, in accordance with our GAAP financial statements. There was no gross revenue in 2007 since CGI had not been acquired as of yet. The last two columns of this table shows selected items as a percentage of revenue for the 13 weeks ended September 27, 2008 versus September 29, 2007, with CGI financial results included in both quarters for the purpose of comparing the performance of the underlying business.

	13 Weeks Ended September		13 Weeks Ended September
				(Pro-Forma)
	CHI	CHI	CHI	CHI & CGI
	2008	2007	2008	2007
Gross Revenue	100.0%	-	100.0%	100.0%
Freight Expense	66.1%	-	66.1%	61.0%
Gross Profit	33.9%	-	33.9%	39.0%
Depreciation and Amortization	3.0%	-	3.0%	0.4%
Selling, Operating & Administrative Expenses	27.3%	-	27.3%	26.3%
Income from Operations	3.6%	-	3.6%	12.3%

In reviewing CHI operations for the third quarter of 2008 versus the third quarter of 2007, revenue increased by 15.6%. Domestic revenue grew 14.6% as a result of average rate increases along with a moderate increase in tonnage, combined with an increase in fuel surcharge invoicing. Average revenue per domestic pool distribution weight in the 2008 period increased by 13.0% over the comparable period in 2007. The Company continued to obtain new customers and expand its relationship with its top 10 customers in the third quarter of 2008, with domestic pool distribution weight increasing by 2.5% in the comparable periods. Overall tonnage handled domestically increased in the third quarter of 2008 compared to the third quarter of 2007, even though the average weight of individual magazines declined due to a 12.9% reduction in advertising pages for the third quarter of 2008 as compared to the third quarter of 2007.

The 20.3% increase in international gross revenues was attributable to a 13% increase in tonnage, combined with an increase in fuel surcharge invoicing. The significant tonnage increases that took place in the third quarter of 2008 as compared to the third quarter of 2007 were: Australia/New Zealand – 13.9%, Philippines – 49.7%, and all other destinations in Asia – 22.8% with an offsetting decrease in tonnage to other markets including the UK and continental Europe, Mexico, and Central and South America. The tonnage increases represent additional tonnage from new customers and expanded relationships with existing customers. The tonnage reductions reflect fewer orders for U.S. magazines by CWT’s international customers in certain markets, along with a decrease in advertising pages in the comparable periods.

Seasonality of Revenues.    While CHI’s revenues are generally not seasonal (as each quarter’s revenue approximates 25% of annual revenues), there may be on occasion special events (e.g. an historical or celebrity event or death of a celebrity or other public figure) or a publisher’s release of a new publication that favorably impact tonnage and resulting revenues in a particular quarter. There were no major events during the 13 weeks or 39 weeks ended September 27, 2008.

Gross Profit.    Our domestic gross profit increased and our international gross profit declined slightly, leaving overall gross profit for the Company essentially flat in the quarter as compared to the prior year period. Gross margins decreased in both domestic and international operations. The following table summarizes gross profit and gross profit margin (dollars in thousands):

			(Pro-Forma)
	13 Weeks Ended		13 Weeks Ended		Change
	September 27, 2008		September 29, 2007		Dollar	%
GROSS REVENUE DOMESTIC	$18,246	100.0%	$15,917	100.0%	$2,329	14.6%

PURCHASED TRANSPORTATION	9,289	50.9%	7,381	46.4%	1,908	25.9%
OTHER TRANSPORTATION EXPENSE
PERSONNEL AND RELATED	1,102	6.0%	1,023	6.4%	79	7.7%
INSURANCE	149	0.8%	99	0.6%	50	50.5%
TRACTOR RENTALS AND MAINTENANCE	580	3.2%	567	3.6%	13	2.3%
FUEL	946	5.2%	769	4.8%	177	23.0%
TRAVEL EXPENSE	61	0.3%	69	0.4%	(8)	-11.6%
OTHER	49	0.3%	11	0.1%	38	345.5%
TOTAL FREIGHT EXPENSE DOMESTIC	12,176	66.7%	9,919	62.3%	2,257	22.8%

GROSS PROFIT DOMESTIC	6,070	33.3%	5,998	37.7%	72	1.2%

GROSS REVENUE INTERNATIONAL	4,072	100.0%	3,385	100.0%	687	20.3%
FREIGHT EXPENSE	2,581	63.4%	1,858	54.9%	723	38.9%
GROSS PROFIT INTERNATIONAL	1,491	36.6%	1,527	45.1%	(36)	-2.4%

TOTAL REVENUE	$22,318	100.0%	$19,302	100.0%	$3,016	15.6%
TOTAL GROSS PROFIT	$7,561	33.9%	$7,525	39.0%	$36	0.5%

Domestic gross profit increased 1.2%, as most of the revenue gains were matched by increases in purchased transportation and fuel costs in the third quarter of 2008. Operational changes made by the Company in the second quarter of 2008 enabled improved routing efficiency. As a result, paid-for miles traveled by both purchased carrier transportation and company driver-tractor units declined by 3.2%. However, the third quarter was a transitional period, with the absorption of additional freight costs in moving the national pool, and the Company expects the benefits of its operational changes to be more fully realized in the fourth quarter. Other operational improvements include an increase of intermodal transportation during the third quarter of 2008 of 29.5% over the comparable period for 2007. Intermodal transportation is generally less expensive than road transportation in lanes to the West Coast, and the Company expects to increase it use of intermodal transportation in future periods now that the new facility in Woodridge, Illinois is fully operational.

The reduced international gross profit and gross margin were a result of changes in the mix of CWT’s international services. Gross profits decreased slightly due to competitive pricing pressure on existing and new business. The decrease in gross margin percentage during the third quarter was a result of less ocean and overland freight tonnage and greater airfreight tonnage during the comparable periods. Ocean freight tonnage and overland tonnage traditionally carry higher gross margin percentages than airfreight.

Selling, Operating and Administrative Expenses.    The three tables below (company wide, domestic and international) summarize selling, operating and administrative expenses (dollars in thousands) for the 13 weeks ended September 27, 2008 and September 29, 2007, respectively. The column for CHI reflects CHI and CGI expenses as if CGI had been owned during both quarters.

PRO-FORMA OF CLARK HOLDINGS PREPARED USING THE ASSUMPTION
THAT THE ACQUISITION OCCURRED AS OF JANUARY 1, 2007
S, O & A Breakdown
Q3 2008 versus Q3 2007

	13 Weeks Ended
				(Pro-Forma)
			TOTAL			TOTAL
TOTAL	CGI	GLAC	CHI	CGI	GLAC	CHI
	SEPT 27, 08	SEPT 27, 08	SEPT 27, 08	SEPT 29, 07	SEPT 29, 07	SEPT 29, 07
SALARIES AND WAGES	$3,008	$113	$3,121	$2,862	$-	$2,862
GROUP INSURANCE	429	-	429	351	-	351
PROFIT SHARING	103	-	103	52	-	52
WORKERS' COMPENSATION	33	-	33	19	-	19
	3,573	113	3,686	3,284	-	3,284

PACKAGING, OFFICE, COMPUTER SUPPLIES	421	-	421	246	-	246
OCCUPANCY EXPENSES	723	-	723	617	22	639
INSURANCE	41	27	68	26	-	26
CARGO LOSS & DAMAGE	27	-	27	19	-	19
OTHER OSG&A (1)	759	402	1,161	891	60	951
	1,971	429	2,400	1,799	82	1,881
	5,544	542	6,086	5,083	82	5,165

Personnel expense to gross revenue	16.0%	0.5%	16.5%	17.0%	0.0%	17.0%
All other OSG&A to gross revenue	8.8%	1.9%	10.8%	9.3%	0.4%	9.7%
Total OSG&A to gross revenue	24.8%	2.4%	27.3%	26.3%	0.4%	26.7%

(1)	Other OSG&A consists of repairs and maintenance, travel expenses, dues and subscriptions, warehouse equipment rentals, licenses, non-cash compensation, legal and professional fees.

PRO-FORMA OF CLARK HOLDINGS PREPARED USING THE ASSUMPTION
THAT THE ACQUISITION OCCURRED AS OF JANUARY 1, 2007
S, O & A Breakdown
Q3 2008 versus Q3 2007

	13 Weeks Ended
				(Pro-Forma)
			TOTAL			TOTAL
Domestic Division	CGI	GLAC	CHI	CGI	GLAC	CHI
	SEPT 27, 08	SEPT 27, 08	SEPT 27, 08	SEPT 29, 07	SEPT 29, 07	SEPT 29, 07
SALARIES AND WAGES	$2,358	$113	$2,471	$2,228	$-	$2,228
GROUP INSURANCE	315	-	315	259	-	259
PROFIT SHARING	77	-	77	39	-	39
WORKERS' COMPENSATION	28	-	28	15	-	15
	2,778	113	2,891	2,541	-	2,541

PACKAGING, OFFICE, COMPUTER SUPPLIES	295	-	295	161	-	161
OCCUPANCY EXPENSES	531	-	531	444	22	466
INSURANCE	14	27	41	17	-	17
CARGO LOSS & DAMAGE	24	-	24	22	-	22
OTHER OSG&A	610	402	1,012	700	60	760
	1,474	429	1,903	1,344	82	1,426
	4,252	542	4,794	3,885	82	3,967

Personnel expense to gross revenue	15.2%	0.6%	15.8%	16.0%	0.0%	16.0%
All other OSG&A to gross revenue	8.1%	2.4%	10.4%	8.4%	0.5%	9.0%
Total OSG&A to gross revenue	23.3%	3.0%	26.2%	24.4%	0.5%	25.0%

PRO-FORMA OF CLARK HOLDINGS PREPARED USING THE ASSUMPTION
THAT THE ACQUISITION OCCURRED AS OF JANUARY 1, 2007
S, O & A Breakdown
Q3 2008 versus Q3 2007

	13 Weeks Ended
				(Pro-Forma)
			TOTAL			TOTAL
International Division	CGI	GLAC	CHI	CGI	GLAC	CHI
	SEPT 27, 08	SEPT 27, 08	SEPT 27, 08	SEPT 29, 07	SEPT 29, 07	SEPT 29, 07
SALARIES AND WAGES	$650	$-	$650	$633	$-	$633
GROUP INSURANCE	114	-	114	92	-	92
PROFIT SHARING	26	-	26	13	-	13
WORKERS' COMPENSATION	5	-	5	4	-	4
	795	-	795	742	-	742

PACKAGING, OFFICE, COMPUTER SUPPLIES	126	-	126	85	-	85
OCCUPANCY EXPENSES	193	-	193	172	-	172
INSURANCE	27	-	27	9	-	9
CARGO LOSS & DAMAGE	3	-	3	(3)	-	(3)
OTHER OSG&A	148	-	148	193	-	193
	497	-	497	456	-	456
	1,292	-	1,292	1,198	-	1,198

Personnel expense to gross revenue	19.5%	0.0%	19.5%	21.9%	0.0%	21.9%
All other OSG&A to gross revenue	12.2%	0.0%	12.2%	13.5%	0.0%	13.5%
Total OSG&A to gross revenue	31.7%	0.0%	31.7%	35.4%	0.0%	35.4%

Selling, operating, and administrative expenses for the third quarter of 2008 increased 17% to $6.1 million compared to $5.2 million in the third quarter of 2007. The increase in selling, operating and administrative expense is primarily due to costs of $0.2 million relating to the Company’s new operating facility in Woodbridge, Illinois that were not fully offset by a reduction at the Company’s Kansas City, Missouri facility that is currently being downsized. These expenses are included in the occupancy expense and “other OSG&A”. Also, there was an increase of directors’ fees of $0.2 million, an increase of legal and professional fees of $0.2 million and an increase of $0.1 million consisting of bank charges, insurance costs, option expense, promotion expense, and shareholder expenses. All of the foregoing are included in “other OSG&A”. In addition salary and wages expense increased $0.1 million, which is attributable to management bonus accruals. Packaging, office and computer supplies increased $0.2 million during the third quarter of 2008 as compared to the third quarter of 2007.

Segmented Selling, Operating and Administrative.    Domestic selling, operating and administrative expenses increased $0.8 million or 20.0% to $4.8 million in the third quarter of 2008 from $4.0 million in the comparable period in 2007. A significant portion of the increase in selling, operating and administrative expense are the result of period to period timing differences between 2008 and 2007, and we do not expect these increases to exist when comparing 2008 full year results to the same period in 2007. Personnel related expense increased by $0.4 million over 2007, with salaries and wages accounting for $0.3 million of the increase. Approximately $0.1 million of the growth in salaries and wages occurred as the Company strengthened its accounting and information technology departments to deal with the additional reporting requirements of being a public company. In addition, the Company accrued $0.1 million during the third quarter of 2008 for anticipated management bonuses for 2008. Prior to becoming a public company, the Company did not accrue management bonuses on a quarterly basis. Consequently, this increase is the result of a timing difference and will reverse in the fourth quarter of 2008. Packaging, office and computer supplies for the third quarter of 2008 are approximately $0.1 million more than the comparable period in 2007. Domestic occupancy expenses increased in the third quarter of 2008 by less than $0.1 million as compared to 2007, with the increase resulting from the opening of the Company’s new facility in Woodridge, Illinois. “Other OSG&A” grew by $0.2 million due to an increase of director’s fees of $0.2 million, an increase of legal and professional fees of $0.2 million and an increase of $0.1 million consisting of bank charges, insurance costs, option expense, promotion expense, and shareholder expenses offset by a decrease in acquisition expenses of $0.3 million.

International selling, operating and administrative expenses increased 8.3% to $1.3 million in the third quarter of 2008 from $1.2 million in the comparable period in 2007. Personnel and packaging, office, and computer supply expenses increased by $0.1 million as the Company took steps to grow its international business. These expense increases were offset slightly by a decline in “other OSG&A”.

Personnel Expense.    Personnel expense increased 12.1% to $3.7 million in the third quarter of 2008 as compared to the third quarter of 2007. Salaries and wages increased $0.3 million, which includes an accrual of $0.1 million for management bonuses.

Other Selling, Operating and Administrative Expenses.    Other selling, operating and administrative expenses increased 26.3 % to $ 2.4 million in the third quarter of 2008 compared to $1.9 million in the third quarter of 2007. The increase in other selling, operating and administrative expense is due to an increase of “other OSG&A” expenses primarily consisting of director’s fees of $0.2 million and legal and professional, bank fees, and insurance costs of $0.2 million. Also there were additional costs relating to the Company’s new operating facility in Woodbridge, Illinois that were not fully offset by a reduction in the Company’s Kansas City, Missouri facility that is currently being downsized. These costs are included in Occupancy expense and “other OSG&A”.

39 Weeks Ended September 27, 2008 Compared to 39 Weeks Ended September 29, 2007

Revenues.    The following table summarizes the Company’s revenue by business segment (i.e., domestic versus international, in thousands of dollars) for the 39 weeks ended September 27, 2008 compared to the 39 weeks ended September 29, 2007. The first two columns of this table show revenue by segment for CHI only for the first 39 weeks of 2008 (including the revenue of CGI for 2008) versus the first 39 weeks of 2007, in accordance with our GAAP financial statements. Note that there is no revenue in 2007 for CHI since CGI had not been acquired as of yet. The last two columns of this table show the revenue by segment for CHI, with the acquired business, CGI, included in both the first 39 weeks of 2008 and, on a pro forma basis, the first 39 weeks of 2007.

	39 Weeks Ended September		39 Weeks Ended September
				(Pro-Forma)
	CHI	CHI	CHI	CHI & CGI
	2008	2007	2008	2007	% Change
Domestic	$51,912	$-	$51,912	$47,197	10.0%
International	10,918	-	10,918	9,595	13.8%
Gross Revenue	62,830	-	62,830	56,792	10.6%

The following table shows selected items in the consolidated statements of operations as a percentage of revenue for the period. As with the previous table, the first two columns are for CHI only, in accordance with our GAAP financial statements. There was no gross revenue in 2007 since CGI had not been acquired as of yet. The last two columns of this table show selected items as a percentage of revenue for the 39 weeks ended September 27, 2008 versus September 29, 2007, with CGI financial results included in both quarters for the purpose of comparing the performance of the underlying business.

	39 Weeks Ended September		39 Weeks Ended September
				(Pro-Forma)
	CHI	CHI	CHI	CHI & CGI
	2008	2007	2008	2007
Gross Revenue	100.0%	-	100.0%	100.0%
Freight Expense	64.8%	-	64.8%	61.6%
Gross Profit	35.2%	-	35.2%	38.4%
Depreciation and Amortization	2.7%	-	2.7%	0.4%
Selling, Operating & Administrative Expenses	28.6%	-	28.6%	26.9%
Income from Operations	3.9%	-	3.9%	11.1%

Domestic revenue increased 10.0% to $51.9 million during the first 39 weeks of 2008 as compared to the prior period. The increase in domestic gross revenues resulted from average rate increases between the reporting periods as well as from an increase in fuel surcharge revenue. Average pool distribution revenue during the first 39 weeks of 2008 increased by 12% over the comparable period of 2007. The Company was successful in adding new customers and expanding relationships with existing domestic customers during the first 39 weeks of 2008. Pool distribution tonnage decreased by 1.6% in the comparable periods as a result of magazine wholesalers reducing their copy orders in an attempt to limit the number of unsold or ‘‘return’’ copies that they handle. In addition, weight decreased as a result of a 9.5% reduction in advertising pages in the first 39 weeks of 2008 as compared to 2007.

The increase in international gross revenues of 13.8% was attributable to tonnage increasing 4.4% during the first 39 week period of 2008 as compared to the first 39 week period of 2007. An increase in airfreight revenue more than offset a decline in ocean and overland freight. New customers were added and customer relationships were expanded in Europe, including the UK, Asia, and the Philippines. During the first 39 weeks of 2008 tonnage increased to Australia/New Zealand – 7.6%, the Philippines – 35.1% and all other destinations in Asia – 24.5% with an offsetting decrease in tonnage to the U.K. and continental Europe, Mexico, and Central and South America. Tonnage increases in the first 39 weeks of 2008 as compared to the first 39 weeks of 2007 represent new business sold and expanded relationships with existing customers. The tonnage reductions are the result of a decline in advertising pages for certain customers’ publications.

Gross Profit.     The Company’s overall gross profit increased as domestic gross profits increases more than offset a gross profit decline in the international business segment.

The following table summarizes gross margin (dollars in thousands) for the period:

			(Pro-Forma)
	39 Weeks Ended		39 Weeks Ended		Change
	September 27, 2008		September 29, 2007		Dollar	%
GROSS REVENUE DOMESTIC	$51,912	100.0%	$47,197	100.0%	$4,715	10.0%

PURCHASED TRANSPORTATION	25,153	48.5%	21,863	46.3%	3,290	15.0%
OTHER TRANSPORTATION EXPENSE
PERSONNEL AND RELATED	3,286	6.3%	3,289	7.0%	(3)	-0.1%
INSURANCE	398	0.8%	295	0.6%	103	34.9%
TRACTOR RENTALS AND MAINTENANCE	1,796	3.5%	1,766	3.7%	30	1.7%
FUEL	2,944	5.7%	2,202	4.7%	742	33.7%
TRAVEL EXPENSE	198	0.4%	201	0.4%	(3)	-1.5%
OTHER	174	0.3%	94	0.2%	80	85.1%
TOTAL FREIGHT EXPENSE DOMESTIC	33,949	65.4%	29,710	62.9%	4,239	14.3%

GROSS PROFIT DOMESTIC	17,963	34.6%	17,487	37.1%	476	2.7%

GROSS REVENUE INTERNATIONAL	10,918	100.0%	9,595	100.0%	1,323	13.8%
FREIGHT EXPENSE	6,778	62.1%	5,269	54.9%	1,509	28.6%
GROSS PROFIT INTERNATIONAL	4,140	37.9%	4,326	45.1%	(186)	-4.3%

TOTAL REVENUE	$62,830	100.0%	$56,792	100.0%	$6,038	10.6%
TOTAL GROSS PROFIT	$22,103	35.2%	$21,813	38.4%	$290	1.3%

Domestic gross profits increased by 2.7% as increased revenue outpaced an increase in fuel driven purchased transportation costs and increased fuel costs of the company-operated driver-tractor fleet. Operational changes made by the Company in the second quarter of 2008 enabled improved routing efficiency. As a result, paid-for miles traveled by both purchased carrier transportation and company driver-tractor units declined by 4.2% in the first 39 weeks of 2008 as compared to the comparable period for 2007. The decline in paid-for miles traveled would have had a more significant positive impact on gross profits if the Company did not have to absorb additional freight costs in moving the national pool during the second and third quarter of 2008. A portion of the additional freight costs were a result of start-up inefficiencies that occurred as freight began transitioning from the Company’s Kansas City, Missouri facility to the new facility in Woodbridge, Illinois. The Company believes that normal full consolidation opportunities will return during the fourth quarter of 2008 and result in additional improved operating efficiency. Intermodal transportation increased 6.9% for the 39 weeks of 2008 compared to the comparable period in 2007. During the second quarter of 2008, flooding in Iowa made rail transit to the West Coast unreliable. With rail transit back to normal in the third quarter and the start-up of the Woodridge facility no longer a factor, the Company anticipates an increased use of intermodal transportation in the fourth quarter of 2008, as was the case in the third quarter. Intermodal transportation is generally less expensive than road transportation in the transportation lanes to the West Coast.

Although international gross revenue for the first 39 weeks of 2008 grew 13.8% over the comparable period of 2007, gross profits for the comparable periods decreased by 4.3%. This decrease is the result of a 7.1% decline in the gross margin resulting from changes in the mix of CWT’s international services. Ocean freight tonnage and overland tonnage traditionally carry higher gross margin percentages than do airfreight. The decrease in gross margin percentage was a result of less ocean and overland freight tonnage and greater airfreight tonnage during the comparable periods.

Selling, Operating and Administrative Expenses.    The three tables below (company wide, domestic and international) summarize selling, operating and administrative expenses (dollars in thousands) for the first 39 weeks ended September 27, 2008 and September 29, 2007, respectively, combining CHI and CGI expenses as if CGI had been owned during 2007 and 2008.

PRO-FORMA OF CLARK HOLDINGS PREPARED USING THE ASSUMPTION
THAT THE ACQUISITION OCCURRED AS OF JANUARY 1, 2007
S, O & A Breakdown
First 39 weeks 2008 versus First 39 weeks 2007

	39 Weeks Ended
				(Pro-Forma)
			TOTAL			TOTAL
TOTAL	CGI	GLAC	CHI	CGI	GLAC	CHI
	SEPT 27, 08	SEPT 27, 08	SEPT 27, 08	SEPT 29, 07	SEPT 29, 07	SEPT 29, 07
SALARIES AND WAGES	$9,155	$365	$9,520	$8,782	$-	$8,782
GROUP INSURANCE	965	13	978	925	-	925
PROFIT SHARING	207	-	207	156	-	156
WORKERS' COMPENSATION	100	-	100	97	-	97
	10,427	378	10,805	9,960	-	9,960

PACKAGING, OFFICE, COMPUTER SUPPLIES	792	-	792	729	-	729
OCCUPANCY EXPENSES	2,246	15	2,261	1,930	68	1,998
INSURANCE	108	68	176	77	-	77
CARGO LOSS & DAMAGE	73	-	73	88	-	88
OTHER OSG&A (1)	2,696	1,178	3,874	2,497	1,038	3,535
	5,915	1,261	7,176	5,321	1,106	6,427
	16,342	1,639	17,981	15,281	1,106	16,387

Personnel expense to gross revenue	16.6%	0.6%	17.2%	17.5%	0.0%	17.5%
All other OSG&A to gross revenue	9.4%	2.0%	11.4%	9.4%	1.9%	11.3%
Total OSG&A to gross revenue	26.0%	2.6%	28.6%	26.9%	1.9%	28.8%

(1)	Other OSG&A consists of repairs and maintenance, travel expenses, dues and subscriptions, warehouse equipment rentals, licenses, non-cash compensation, legal and professional fees.

PRO-FORMA OF CLARK HOLDINGS PREPARED USING THE ASSUMPTION
THAT THE ACQUISITION OCCURRED AS OF JANUARY 1, 2007
S, O & A Breakdown
First 39 weeks 2008 versus First 39 weeks 2007

	39 Weeks Ended
				(Pro-Forma)
			TOTAL			TOTAL
Domestic Division	CGI	GLAC	CHI	CGI	GLAC	CHI
	SEPT 27, 08	SEPT 27, 08	SEPT 27, 08	SEPT 29, 07	SEPT 29, 07	SEPT 29, 07
SALARIES AND WAGES	$7,138	$365	$7,503	$6,806	$-	$6,806
GROUP INSURANCE	707	13	720	676	-	676
PROFIT SHARING	156	-	156	118	-	118
WORKERS' COMPENSATION	85	-	85	77	-	77
	8,086	378	8,464	7,677	-	7,677

PACKAGING, OFFICE, COMPUTER SUPPLIES	493	-	493	466	-	466
OCCUPANCY EXPENSES	1,633	15	1,648	1,423	68	1,491
INSURANCE	54	68	122	50	-	50
CARGO LOSS & DAMAGE	56	-	56	76	-	76
OTHER OSG&A	2,193	1,178	3,371	1,871	1,038	2,909
	4,429	1,261	5,690	3,886	1,106	4,992
	12,515	1,639	14,154	11,563	1,106	12,669

Personnel expense to gross revenue	15.6%	0.7%	16.3%	16.3%	0.0%	16.3%
All other OSG&A to gross revenue	8.5%	2.4%	11.0%	8.2%	2.3%	10.6%
Total OSG&A to gross revenue	24.1%	3.1%	27.3%	24.5%	2.3%	26.9%

PRO-FORMA OF CLARK HOLDINGS PREPARED USING THE ASSUMPTION
THAT THE ACQUISITION OCCURRED AS OF JANUARY 1, 2007
S, O & A Breakdown
First 39 weeks 2008 versus First 39 weeks 2007

	39 Weeks Ended
				(Pro-Forma)
			TOTAL			TOTAL
International Division	CGI	GLAC	CHI	CGI	GLAC	CHI
	SEPT 27, 08	SEPT 27, 08	SEPT 27, 08	SEPT 29, 07	SEPT 29, 07	SEPT 29, 07
SALARIES AND WAGES	$2,017	$-	$2,017	$1,975	$-	$1,975
GROUP INSURANCE	258	-	258	249	-	249
PROFIT SHARING	51	-	51	38	-	38
WORKERS' COMPENSATION	15	-	15	21	-	21
	2,341	-	2,341	2,283	-	2,283

PACKAGING, OFFICE, COMPUTER SUPPLIES	299	-	299	263	-	263
OCCUPANCY EXPENSES	613	-	613	507	-	507
INSURANCE	54	-	54	27	-	27
CARGO LOSS & DAMAGE	17	-	17	12	-	12
OTHER OSG&A	503	-	503	626	-	626
	1,486	-	1,486	1,435	-	1,435
	3,827	-	3,827	3,718	-	3,718

Personnel expense to gross revenue	21.4%	0.0%	21.4%	23.8%	0.0%	23.8%
All other OSG&A to gross revenue	13.6%	0.0%	13.6%	15.0%	0.0%	15.0%
Total OSG&A to gross revenue	35.0%	0.0%	35.0%	38.8%	0.0%	38.8%

Selling, operating and administrative expenses for the first 39 weeks of 2008 increased 9.8% to $18.0 million compared to $16.4 million in the first 39 weeks of 2007. The increase in selling, operating and administrative expense is primarily due to an increase in salary and wage costs of $0.8 million, which includes an accrual of $0.3 million for management bonuses, an increase in occupancy expenses of $0.3 million, and an increase in “other OSG&A” costs of $0.4 million, an increase in packaging, office, and computer supplies of $0.1 million, and an increase in insurance costs of $0.1 million. During the first 39 weeks of 2008 expenses related to the Company’s new operating facility in Woodbridge, Illinois were not fully offset by a reduction at the Company’s Kansas City, Missouri facility that is currently being downsized. These expenses are primarily included within occupancy expense and “other OSG&A”.

Segmented Selling, Operating and Administrative.    Domestic selling, operating and administrative expenses increased 11.8% to $14.2 million in the first 39 weeks of 2008 from $12.7 million in the first 39 weeks in 2007. Domestic personnel expenses increased $0.8 million in the comparable 39-week period. A large portion of the increase is the result of timing difference due to two changes to the Company’s accounting policies. Approximately $0.2 million of the increase is the result of the Company’s newly adopted vacation accrual policy, which requires that the Company accrues for any unused vacation time at the end of the period. We do not expect these increases to exist when comparing 2008 full year results to the same period in 2007. In addition, $0.3 million is the result of accruals for management incentives. Prior to becoming a public company, the Company did not accrue management incentives and expensed the entire amount in the fourth quarter. Consequently, this increase will also reverse in the fourth quarter of 2008. The remaining $0.2 million in increased personnel expense is the result of the Company strengthening its accounting and information technology departments to deal with the additional reporting requirements of being a public company. Domestic occupancy expense increased $0.2 million over 2007 as a result of the new operating facility in Woodridge, Illinois. “Other OSG&A” expenses increased $0.4 million, of which more than $0.1 million is from an increase in travel expenses incurred by employees traveling to the new Woodridge facility to participate in the startup activities. The remainder of the net increase is a result of additional legal, auditing and insurance costs.

International selling, operating and administrative expenses increased 2.7% in the first 39 weeks of 2008 as compared to 2007. As the Company implements its strategy of growing the international division, it is investing in personnel and other resources. In the first 39 weeks of 2008, personnel expense increased by less than $0.1 million and packaging, office, computer supplies and occupancy costs increased by a combined $0.1 million, as compared to the first 39 weeks of 2007. These increases were slightly offset by a decrease of $0.1 million in “other OSG&A”.

Personnel Expense.    Personnel expense increased 8.0% to $10.8 million in the first 39 weeks of 2008 as compared to $10.0 million in the prior period due to an increase in salary and wages of $0.8 million, which includes an accrual of $0.3 million for management bonuses.

Other Selling, Operating and Administrative Expenses.    Other selling, operating and administrative expenses increased 12.5% to $ 7.2 million in the first 39 weeks of 2008 compared to $6.4 million in the first 39 weeks of 2007. The increase in other selling, operating and administrative expense is due to an increase of $0.3 million in occupancy expense, an increase of $0.1 million of umbrella insurance and an increase of $0.4 million in “other OSG&A” expenses. Included within occupancy expense and “other OSG&A” are costs of $0.5 million relating to the Company’s new operating facility in Woodbridge, Illinois that were not fully offset by a reduction in the Company’s Kansas City, Missouri facility that is currently being downsized. Other major component changes in “other OSG&A” expense were increases in bank charges, directors’ fees, insurance, legal and professional fees, option expense, shareholder expenses, and taxes and licenses totaling $1.0 million. “Other OSG&A” expenses that were reduced during the first 39 weeks of 2008 compared to the first 39 weeks of 2007 were non-cash compensation of $0.6 million and miscellaneous expenses of $0.1 million.

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

In connection with the Acquisition, stockholders owning 1,802,983 of our then-outstanding shares of common stock voted against the Acquisition and exercised their right to convert their shares into a pro rata portion of the Trust Account. The per-share conversion price was equal to the amount in the Trust Account (inclusive of any interest thereon) as of February 8, 2008, two business days prior to the Acquisition, divided by the number of shares of common stock sold in the public offering, or approximately $8.06 per share. In order to receive payment, stockholders had to surrender their shares. 1,789,583 of the conversion shares were surrendered within the required time period. Accordingly, we converted such shares into $14,536,911 in cash and such shares were subsequently canceled.

Simultaneously with the Acquisition, we entered into the Credit Agreement. Pursuant to the Credit Agreement, we received a financing commitment of up to $30,000,000 for a senior secured credit facility from LaSalle in order to (a) pay for conversion shares, (b) provide working capital for us, CGI and CGI’s direct and indirect subsidiaries and (c) provide for future permitted acquisitions. The facility consists of up to $30,000,000, less any amount drawn under the term loan sublimit, as a revolving credit facility with a $3,000,000 sublimit for letters of credit. As of September 27, 2008, we have drawn $4,496,593.24 under the term loan to pay conversions and no funds under the revolving credit facility.

CGI has historically generated cash flows from operations. Such cash flows, coupled with the Credit Agreement, will be sufficient, in the opinion of management, to meet our operating needs through at least January 1, 2009.

In October 2008, the Company signed a software and equipment agreement with an IBM services partner to implement a new accounting and operational software (ERP) package. Simultaneously, the Company is also updating and making selective improvements to its infrastructure to support compliance with regulatory requirements and to accommodate the new application suite. These projects will be funded through a combination of internally generated cash flow, operating and /or capital leases.

Cash Flows

The following table summarizes our historical cash flows:

	39 Weeks Ended
	September 27, 2008	September 30, 2007
Cash provided by operating activities	$1,719	$912
Cash provided by investing activities	$11,820	$(1,829)
Cash used in financing activities	$(10,280)	$-

The discussion of our cash flows that follows is based on our historical cash flows for the 39 weeks ended September 27, 2008 and September 30, 2007. The majority of the changes are the result of the CGI Acquisition which occurred on February 12, 2008.

Cash Flow from Operating Activities. Net cash provided by operating activities for the 39 weeks ended September 27, 2008 and September 30, 2007 were approximately $1.7 million and $0.9 million respectively.

Cash Flow from Investing Activities. Net cash provided by investing activities for the quarter ended September 27, 2008 was $11.8 million. During the 39 weeks ended September 27, 2008, there was an $88.4 million increase in cash provided by the release of cash from the trust fund, offset by a $74.6 million decrease associated with the CGI Acquisition and $2.2 million decrease associated with paying underwriter expenses.

Cash Flow from Financing Activities. Net cash used in financing activities for the 39 weeks ended September 27, 2008 was $10.2 million. The net cash used by the financing activities resulted from net borrowing of $4.5 million under the Credit Facility, borrowing of $0.1 million from related parties, offset by the repayments to related parties of $0.4 million and $14.4 million in payments to shareholders who choose to convert their shares as part of the CGI Acquisition.

Disclosures About Contractual Obligations. CHI has non-cancelable operating leases, primarily for real property and principal repayments associated with the senior credit facility. The leases require CHI to pay maintenance, insurance and other operating expenses.

		Payments due by period
		Less than			More than
Contractual Obligations:	TOTAL	1 year	1-3 years	3-5 years	5 years
Operating leases(1)	10,494	3,090	4,692	2,395	317
ERP Package	413	206	124	83	-
Long Term Debt at 09/27/2008	4,497	947	3,550	-	-
Total	15,404	4,243	8,366	2,478	317

(1)	Excludes payments of maintenance, insurance and other operating expenses associated with the lease agreements. These amounts did not represent a significant portion of CGI’s lease obligations in 2008.

CHI had $3.4 million of cash and cash equivalents on September 27, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

CHI is minimally exposed to foreign currency exchange risks. All domestic customers are invoiced in US dollars.  In the international segment, all but one customer is invoiced in US dollars or UK sterling, and that customer is invoiced in euros and represented less than 1% of total accounts receivable in 2007.  Sterling denominated invoices represented less than 1% of the accounts receivable in 2007.  Less than 1% of 2007 total freight expense of the domestic segment is purchased in Canadian dollars.  CHI’s international segment purchases freight in both US dollars and UK sterling, with sterling representing less than 5% of 2007 international freight expense.  Airfreight and ocean freight transportation services are purchased in US dollars. Ocean freight carriers normally impose currency adjustment factors (CAF) as a part of their overall invoicing.  The CAF amounts rise and fall based on the relative value of the US dollar and other currencies. This CAF has not been material over the past five years. CHI does not engage in currency hedging activities.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 27, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective, except to the extent those controls and procedures were affected by the material weaknesses identified in our internal control over financial reporting, as set forth below.

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

With the completion of the Acquisition of CGI in February 2008 we have additional personnel, access to financial and internal control systems, and actual operations. We have begun to address the internal control weaknesses summarized in our Annual Report on Form 10-K in this context, with the goal of eliminating such deficiencies by the end of 2008. In addition, the Acquisition of CGI will require the development of more robust controls and procedures, which we also expect to develop during 2008. In evaluating the internal control over financial reporting related to CGI, we have identified, and have addressed or are addressing, the following material weaknesses in our controls: (a) the identification and analysis of financial reporting risks in (i) the recording of distribution center accruals and (ii) recording and reconciling of inter-company transactions; and (b) deficiencies in the design and implementation of the procedures and controls relating to (i) deferred revenues, (ii) payroll expense reconciliation and (iii) year-end closing. Management is working closely with consultants to enhance the documentation of the existing systems and identify controls and procedures that need to be strengthened for internal controls purposes as part of the Company’s 404(a) assessment.

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings.

On October 28, 2008, a complaint was filed seeking class action status in the United States District Court for the District of New Jersey against The Clark Group, Inc., Clark Distribution Systems, Inc., Highway Distribution Systems, Inc., Clark Worldwide Transportation, Inc., and Evergreen Express Lines, Inc. (each a subsidiary of the Company and collectively, the “Subsidiaries”) by Multi-Media International, alleging, among other things, (i) common law fraud, aiding and abetting fraud, negligent misrepresentation, conversion and unjust enrichment, (ii) violation of N.J. Stat. § 56:8-2 and (iii) breach of good faith and fair dealing, relating to alleged excessive fuel surcharges by the Subsidiaries between October 1, 2002 and October 1, 2008. A motion to certify a class has not yet been filed. On behalf of itself and the putative class, plaintiff seeks to recover the alleged excessive fuel charges, enjoin the alleged improper calculation of fuel charges by defendants and payment of punitive (or treble) damages and attorney’s fees. The Company believes that the allegations in the lawsuit are without merit, and it intends to vigorously contest the allegations and defend itself. However, the ultimate outcome of this action and the amount of liability, if any, which may result, is not presently determinable.

Item 2. — Risk Factors.

There have been no material changes in our risk factors during the fiscal quarter ended September 27, 2008 from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

CLARK HOLDINGS INC.

Date: November 4, 2008	/s/ Gregory E. Burns
Gregory E. Burns
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2008	/s/ Stephen Spritzer
Stephen Spritzer
Chief Financial Officer
(Principal Financial and Accounting Officer)