Form 10-K
period 2009-01-03
Clark Holdings Inc.
filed 2009-04-20
CIK 1338401

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 3, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to

Commission File Number 1-32735

CLARK HOLDINGS INC.

(Name of Issuer in Its Charter)

Delaware	43-2089172
(State of Incorporation)	(I.R.S. Employer I.D. Number)

121 New York Avenue Trenton, New Jersey	08638
(Address of Principal Executive Offices)	(Zip Code)

(609) 396-1100

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units consisting of one share of Common Stock, par value $.0001 per share, and one Warrant	NYSE Amex
Common Stock, $.0001 par value per share	NYSE Amex
Warrants to purchase shares of Common Stock	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of June 30, 2008, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $7,345,319.

As of April 17, 2009, there were 12,032,823 shares of Common Stock, $.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy statement for the registrant’s 2009 annual meeting, to be filed pursuant to Regulation 14A within 120 days of January 3, 2009.

CLARK HOLDINGS INC.

FORM 10-K

i

PART I

Item 1. Business

Our Business Prior to the Acquisition

Clark Holdings Inc. (“Holdings,” “CHI” or the “Company,” formerly known as Global Logistics Acquisition Corporation) was formed as a blank check company on September 1, 2005 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the transportation and logistics sector and related industries. References herein to “we,” “us” or “our” refer to the Company.

On February 21, 2006, we closed our initial public offering (“IPO”) of 10,000,000 units, with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $6.00 per share. Concurrently with the closing of the IPO, our initial stockholders collectively purchased 2,272,727 warrants (“Private Warrants”). The Private Warrants were sold at an offering price of $1.10 per warrant, generating gross proceeds of $2,500,000. On March 1, 2006, we closed on the sale of an additional 1,000,000 units which were subject to an over-allotment option. The units from the initial public offering (including the over-allotment option) were sold at an offering price of $8.00 per unit, generating total gross proceeds of $88,000,000. After deducting underwriting discounts and commissions and offering expenses, the total net proceeds to us from the offering (including the over-allotment option) were $80,997,000, of which $79,340,000 (plus the $2,500,000 from the sale of the Private Warrants) was deposited into a trust account (“Trust Account”). The remaining proceeds of $1,657,000 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The funds held in the Trust Account were not to be released until the consummation of an initial business combination or our liquidation, if earlier. The holders of the units issued in our IPO (including the over-allotment option) are referred to herein as “Public Stockholders” and the shares of common stock included in the units are referred to herein as “Public Shares.” Our initial stockholders, including our officers and directors prior to the business combination, are referred to herein as our “Founders.”

We did not engage in any substantive commercial business until we consummated our business combination with The Clark Group, Inc. (“CGI”), as described in this Item in the section entitled “The Acquisition,” at which point our business became the business of CGI.

The Acquisition

On May 18, 2007, we entered into a stock purchase agreement (“SPA”), as amended on November 1, 2007, with CGI and the stockholders of CGI (“Sellers”), providing for the purchase by us of all of CGI’s outstanding capital stock (the “Acquisition”). In accordance with our certificate of incorporation as it existed at the time, we called a special meeting in lieu of annual meeting of stockholders (the “Special Meeting”) in order to obtain stockholder approval of the Acquisition and other related proposals.

On February 1 and February 8, 2008, we entered into agreements with Cherokee Investments LLC (“Cherokee,” formerly Clark-GLAC Investment, LLC), pursuant to which Cherokee purchased 3,200,000 Public Shares from holders of such shares who had indicated their intention to vote against the Acquisition. On February 1, 2008, we also entered into an agreement with certain of our Founders, pursuant to which they purchased 299,800 Public Shares from holders of such shares who had indicated their intention to vote against the Acquisition.

After adjournments of the Special Meeting on February 7, 2008, and February 8, 2008, the Public Stockholders approved the Acquisition and the other related proposals on February 11, 2008. In accordance with our certificate of incorporation as it existed at the time, holders of 1,802,983 of the Public Shares voted against the Acquisition and elected to convert their shares into a pro rata portion of the Trust Account (approximately $8.06 per share). In order to receive payment, holders of such shares had to surrender them to us. 1,787,453 of such shares were surrendered within the required time period after the consummation of the Acquisition. $14,536,911 was paid to the holders of such shares and such shares were cancelled.

On February 12, 2008, the Company consummated the Acquisition. At the closing, the funds held in the Trust Account were released to us and were used in part to purchase all of the issued and outstanding capital stock of CGI for a total consideration of $75,000,000 (of which $72,527,472.53 was paid in cash and $2,472,527.47 by the issuance of 320,276 shares of the Company’s common stock valued at $7.72 per share, the average share price at the announcement of the SPA) plus an adjustment of $495,067 based on CGI’s estimated working capital at the closing. Subsequently, an additional adjustment of $257,000 was paid to the stockholders of CGI based on CGI’s working capital at the closing as finally determined. Of the consideration paid at closing, $8,300,000 was placed in escrow, as described more fully below. In addition, certain of our Founders placed 1,173,438 shares of common stock into escrow, to be released from escrow if, and only if, prior to the fifth anniversary of the closing, the last sales price of our common stock equaled or exceeded $11.50 per share for any 20 trading days within a 30 day trading day period. As of April 4, 2009, such shares remained in escrow.

In connection with the closing of the Acquisition, we changed our name from Global Logistics Acquisition Corporation to Clark Holdings Inc.

At the closing of the Acquisition, we entered into an escrow agreement (“Escrow Agreement”) with the stockholders of CGI, as sellers, providing for (i) $7,500,000 as a fund for the payment of indemnification claims that may be made by us as a result of any breaches of CGI’s covenants, representations and warranties in the SPA (“Indemnification Escrow”), (ii) $500,000 as a fund to pay us the amount, if any, by which the average of the working capital on the last day of the month for the twelve months ended March 31, 2008, was higher (less negative) than negative $1,588,462 (“Working Capital Escrow”), and (iii) $300,000 as a fund to reimburse CGI and us for costs incurred in connection with discontinuing certain of CGI’s operations in the United Kingdom (“Discontinued Operations Escrow”). On August 14, 2008, one third of the Indemnification Escrow, or $2.5 million, was released to former stockholders of CGI in accordance with the terms of the SPA. On September 15, 2008, the entire Discontinued Operations Escrow was released to the former stockholders of CGI. By the end of the third quarter of 2008, the entire Working Capital Escrow had been released, all of which was due to the Company in accordance with the SPA and the Escrow Agreement, but $257,000 of which was paid to the Sellers in satisfaction of the aforementioned adjustment to the Acquisition consideration based on CGI’s working capital at closing as finally determined. On February 9, 2009, in accordance with the Escrow Agreement, the Company delivered a notice certificate for indemnification under the SPA, as described in Item 7 in the section entitled “Recent Events — Claim for Indemnification.”

Impairment to Goodwill and Other Intangibles

During the fourth quarter of 2008, in accordance with SFAS No. 142, the Company performed its annual impairment test for goodwill and intangible assets with an indefinite life. The Company noted that its market capitalization had been below its net book value for an extended period of time. Management therefore assessed the fair value of its reporting units using both an income approach with a discounted cash flow model and a market approach using the observed market capitalization based on the quoted price of our common stock. Management compared these values to each reporting units’ carrying amount, including goodwill, and identified an impairment. The evaluation resulted in a $63,910,000 impairment charge which was included in the “impairment of goodwill and intangible assets” line item in the consolidated statements of operations.

The changes in the carrying amount of goodwill for the year ending January 3, 2009, are as follows (in thousands):

Balance at February 12, 2008	$63,029
Adjustment to Goodwill during the year	881
Impairment Charge	(63,910)
Balance at January 3, 2009	$—

In addition, intangibles assets with an indefinite life (i.e., trade names), were evaluated for impairment at January 3, 2009, by management in accordance with SFAS No. 142, using the “relief from royalty” method. This evaluation resulted in a $2.658 million impairment charge which was included in the “impairment of goodwill and intangible assets” line item in the consolidated statements of operations.

In summary, the impairment in the statement of operations for the year ending January 3, 2009, is as follows (in thousands):

Impairment	Amount
Goodwill	$63,910
Trade names	2,658
Total	$66,568

The Credit Facility

Simultaneously with the Acquisition, the Company, as borrower, entered into a credit agreement with various financial institutions, as lenders, and LaSalle Bank National Association, as administrative agent (now part of Bank of America, the “Bank”) (“Credit Agreement”). Pursuant to the Credit Agreement, the Company received a financing commitment of up to $30,000,000 for a senior secured credit facility from the Bank in order to (a) pay for conversion shares, (b) provide working capital for the Company and the Company’s direct and indirect subsidiaries and (c) provide for future permitted acquisitions. The facility consisted of up to $20,000,000 that could be drawn within 60 days of the Closing Date (which was subsequently extended to 120 days on April 18, 2008) as a term loan sublimit, and up to $30,000,000, less any amount drawn under the term loan sublimit, as a revolving credit facility with a $3,000,000 sublimit for letters of credit. During the first half of 2008, the Company drew $4,733,256 under the term loan to pay the Public Stockholders who elected conversion and no funds under the revolving credit facility. The balance of the term loan was $4,259,930 and $3,786,605 as of January 3, 2009, and April 4, 2009, respectively.

As at January 3, 2009, the Company recorded an impairment charge of approximately $66,000,000, as more fully described in this Item in the section entitled “Impairment to Goodwill and Other Intangibles.” The recording of the impairment charge resulted in events of default with respect to certain of the financial covenants contained in the Credit Agreement. On April 17, 2009, the Company entered into a waiver and amendment with the Bank (the “Amendment”), whereby the Bank waived the events of default and agreed to modify the financial covenants to account for the impairment charge. The Company also agreed to certain other changes to the Credit Agreement. Pursuant to the Amendment, the lenders’ revolving loan commitment is now $3,000,000, which the Company and its subsidiaries may use for working capital, with a $2,000,000 sublimit for letters of credit. The term loan balance of $3,786,605 remains outstanding. The Company may borrow up to the amount of the revolving loan commitment, except that its borrowings under the revolving loan may at no time exceed the sum of the Company’s borrowing base (as defined in the Amendment) plus its cash collateralized letters of credit less the amount of the outstanding term loan. The interest rate charged under the facility was changed to 4.00% over LIBOR or 2.50% over the prime interest rate, as applicable. The non-use fee changed to 0.675% per year and the fee for letters of credit changed to 1.75%. The amortization of the term loan has not changed.

We believe that our existing cash and cash equivalents, cash flow from operations and our amended bank credit facility are adequate to meet our liquidity needs for the foreseeable future, including working capital, capital expenditure requirements, taxes and the term loan amortization obligations.

Our Business Since the Acquisition

The Company is a niche provider of non-asset based transportation and logistics services to the print media industry throughout the United States and between the United States and other countries. The Company operates through a network of operating centers where it consolidates mass market consumer publications so that the publications can be transported in larger, more efficient quantities to common destination points. The Company refers to each common destination point’s aggregated publications as a “pool.” By building these pools, the Company offers cost effective transportation and logistics services for time sensitive publications.

The Company generates revenues by arranging for the movement of its customers’ freight in trailers and containers. Generally, the Company bills its customers based on pricing that is variable based upon the amount of tonnage tendered, frequency of recurring shipments, origination, destination, product density and carrier rates. The Company’s specified rates are subject to weight variation, fuel surcharge, and timely availability of the customer’s product. The Company provides ancillary services such as warehousing and other services (e.g., product labeling). As part of its bundled service offering, the Company tracks shipments in transit and handles claims for freight loss or damage on behalf of its customers. Because the Company owns relatively little transportation equipment, it relies on independent transportation carriers.

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

The Company’s core business involves the shipment of mass market consumer magazines. Its business is impacted by the specifics of its underlying publications (including the number of copies shipped and the pages per copy which vary with advertising), the mix of publication frequency (e.g. weekly, monthly, annual), the number of destination points, and the service levels requested by its customer publishers and printers. Over the last two years, the Company’s domestic business has been favorably impacted by the publications that have relatively lower cover prices. Except for special editions publications, distribution of mass market consumer magazines is fairly consistent and predictable. Mass market magazines generally do not experience material swings in volume in the aggregate. The Company’s business has also been favorably impacted by the large number of publications offered for sale by mass market retailers. Generally, demand for the Company’s services increases with fragmentation and it is able to charge higher fees per hundredweight for smaller quantity publications or tonnage going to a destination point. Management expects its future freight pools, demand for services and pricing to remain fairly consistent with its past experience.

Gross revenues have increased over the last several years. The ratio of freight expenses to gross revenues has increased, reducing the Company’s margin. Fuel increases have contributed to the margin percentage decline because as surcharges are passed along in the form of higher billing rates, revenues increase without a corresponding change to gross profit. The decline in margin also reflects a shift in the customer mix towards the Company’s largest customers where it has lower margins. The Company’s top 10 domestic customers’ revenue represents approximately 69% of its 2008 domestic revenue. The Company uses various performance indicators to manage its business. The Company closely monitors margin and gains and losses for its top 20 customers and loads with negative margins. The Company also evaluates on-time performance, costs per load by location and weekly revenue by location. Vendor cost changes and vendor service issues are also monitored closely.

We conduct our domestic operations through our subsidiaries, Clark Distribution Systems, Inc. (“CDS”) and Highway Distribution Systems, Inc. (“HDS”), and our international operations through our subsidiary, Clark Worldwide Transportation, Inc. (“CWT”). Each of CDS, HDS and CWT is a wholly-owned subsidiary of CGI.

History of Our Business Prior to Its Acquisition

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

During the 1990s our predecessors acquired the operations of Magazine Shippers Association, a consolidator of printed matter in Connecticut and Illinois, and divested our theatrical transportation and wholesale news agency subsidiaries along with the “Clark Transfer” name. Since the acquisition of Magazine Shippers Association in 1991, all of the business’ growth has been organic. During this time, a new umbrella corporation, CGI, was formed. CDS, HDS and CWT became subsidiaries of CGI, out of which the business’ key divisions were operated. CGI grew to have over 300 employees serving the global marketplace.

On February 12, 2008, we acquired CGI as described above.

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

Transportation and Logistics

We operate in a highly fragmented specialty third-party transportation management and logistics market. We believe that this market continues to grow based on a series of factors, including the growth of world trade and the resulting complexity and length of supply chains; increased outsourcing as manufacturers and retailers increasingly focus on core competencies and therefore outsourcing non-core operations; and demand for specialized, value added services which require logistics providers to tailor solutions to fit specific client needs. Companies within this industry compete on the basis of pricing, quality of service and customer relationships.

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

Enduring Customer Relationships.  Management believes that we have developed into a trusted service provider to the print media industry. Our customer base is highlighted by long-term relationships where we play an integral role in customers’ distribution chains. This role comprises much more than transportation, and often includes specialized services such as time-definite deliveries, unlocking and securing customers’ warehouses and “on the dock” freight movements. These value-added services have entrenched us in our customers’ distribution chains and created a high level of customer loyalty. Our top ten customers for 2007 have an average tenure with us of 16 years and nine of the top ten have been a customer for at least five years.

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

Operations

We conduct our domestic operations through our wholly-owned subsidiaries, CDS and HDS, and our international operations through our wholly-owned subsidiary, CWT. On a day-to-day basis, customers communicate their freight needs, typically on a shipment-by-shipment basis, to one of our transportation offices/distribution centers for dissemination to our operating companies for upload into the respective systems each company utilizes to meet the specific requirements of its customer base. Our employees ensure that all appropriate information about each shipment is entered into our proprietary operating system. With the help of information provided by the operating system, our employees then determine the appropriate mode of transportation for the shipment and select a carrier or carriers, based upon their knowledge of the carrier’s service capability, equipment availability, freight rates, and other relevant factors. Many of these activities are routine and recurring reflecting the scheduled frequency (e.g., weekly, monthly, quarterly) of magazine publications.

Domestic Distribution Services

Through CDS, we provide domestic newsstand magazine distribution services throughout North America. Essentially, CDS operates a “hub-and-spoke” network of operating centers and professional traffic management services, which provide publishers and printers with the benefits of scheduled delivery and reduced cost by shipping in a consolidated weekly pool managed by CDS. Services provided include pick-up at printing plants; break-bulk and sorting of individual wholesaler orders by title; consolidation of multiple titles to common wholesaler delivery points; and preparation of manifests, advance shipping notices and completion of shipment notifications to national distributors.

On average, CDS delivers over 35 million magazines per week from over 90 print locations to wholesalers across North America.

CDS serves as a link between magazine printers/publishers and wholesalers, whose responsibilities include distributing magazines to retailers for public consumption. In this role, CDS is responsible for all aspects of distribution, including shipment pickup, consolidation and final delivery to wholesalers. CDS’ freight flow is similar to the “hub-and-spoke” networks utilized in the airline or less-than-truckload industries. Low volume shipments will be directed to one of our three operating centers (Laflin, Pennsylvania; LaVergne, Tennessee; and Kansas City, Missouri) where they are consolidated and pooled with other shipments destined for the same wholesaler. High volume shipments will bypass the distribution center and be delivered directly to the wholesaler.

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

Specialized, Ground-Based Transportation Services

Through HDS, we provide time-critical ground-based transportation services to the print media industry. Our services include the transportation of specialized media products such as magazines, mass market books, newspaper inserts, drop ship mail, and motion picture film. HDS’ network includes 40 company-leased trucks, 76 leased and 18 company-owned trailers, 4 distribution centers and relationships with over 50 third-party transportation providers. Approximately 39% of HDS’ transportation is hauled on its own equipment and the remaining 61% is hauled by third parties.

HDS’ core business is providing traditional “break-up” services for printers and publishers in regions surrounding its four distribution centers. The break-up service is similar to a regional LTL (less-than-truckload) service, where freight is picked up from a customer, transported to one of the HDS distribution centers, pooled with other shipments headed in similar proximities and sent to final destinations. Through its distribution centers in York, Pennsylvania; Kansas City, Missouri; and Dallas, Texas, HDS provides break-up services in selected lanes throughout New England and the Northeast, Mid-Atlantic, Midwest, Rocky Mountain and South-Central regions of the United States. HDS also operates a terminal in Amarillo, Texas that provides a consolidation and transportation service for returns to suppliers.

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

CWT’s primary functions are break-bulk and sortation of hundreds of individual titles and then consolidation into single consignee specific shipments, with us providing commercial invoices and detailed packing list as an agent for the export distributors. Once the sortation and assembly process is completed, CWT then takes on the role of an international freight forwarder — scheduling and booking freight with air and ocean carriers to ship to the import wholesalers who then effect retail distribution in the local marketplace they serve. Consolidation activities take place at one of its three distribution centers strategically located near international freight gateways (Wayne, New Jersey; Wilmington, California; and Laredo, Texas). CWT relies on a group of 50 air, ocean and ground freight carriers for transportation, with approximately 75% of its shipments traveling via ocean carriers, 15% via air carriers and 10% via trucks to Mexico.

In a typical transaction, CWT is hired by an export distributor or directly by the publisher to facilitate the transportation of its product to a foreign distributor or wholesaler. The customer is responsible for transporting the shipment to a CWT distribution center. The U.S. inland transport to CWT is handled by the printers — or CDS for those publishers CDS ships in North America — in bulk. CWT is responsible for providing break-bulk of the several hundred magazine titles per data supplied electronically in advance and uploaded into CWT’s information technology system and then CWT consolidates the multiple individual titles into one bulk order packed by consignee for shipment (usually weekly) via air and or ocean. At the distribution center,

CWT employees pool the customer’s shipments with other shipments headed to similar locations. Once load space has been maximized, CWT arranges for the international movement of the consolidated load.

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

Our customers share several key common attributes. Customers’ product shares common beginning and end points within the single copy distribution channel. Product is printed by common printers and is distributed into the retail marketplace through common single copy distributors. An individual customer’s product destined for a distributor will be less-than-truckload quantities. As such, we add value through aggregation and consolidation. Pools of less-than-truckload quantities are consolidated so that full truck load economies of scale are realized. Also, customer product is published with targeted time periods in which it will be displayed at retail. Our established routines ensure that these timelines are met in a cost effective manner.

Customer Relationships

We have written service contracts with only a minority of our customers. In most cases, and in particular with customers with whom we have a longstanding relationship and dependable track record, we provide services based on an email quotation or oral agreement.

In general, CDS offers single blended rates based on exclusive distribution throughout the entire United States and Canada; HDS offers point to point rates within a defined geographic region; and CWT offers point to point rates dependent upon mode of transport (air or ocean). Pricing is determined based upon costing analysis for titles with similar distribution characteristics in our existing distribution costing model or based upon building a separate costing model for larger distributions or those with unique requirements. Often pricing is variable based upon the amount of tonnage tendered, frequency of recurring shipments, location of pick-up, destination, product density and carrier rates. Pricing also includes fuel surcharges, and for air freight, security surcharges. In the cases where we have agreed to pay for claims for damage to domestic freight while in transit, when appropriate we pursue reimbursement from the carrier for the claims. In the international business, we only insure specific consignee shipments against loss or damage while in transit. These overseas c.i.f. (cost, insurance and freight) shipments are insured by us, with such insurance coverage included as part of our service rate to customers.

As a result of our logistics capabilities, many of our domestic customers have us handle all, or a substantial portion, of their freight transportation requirements to or from a particular manufacturing facility or distribution center, including final delivery of shipments to single copy wholesalers. Our commitment to handle the shipments is usually at specific rates, subject to weight variation, fuel surcharge, and on time availability of the customer’s product. As is typical in the transportation industry, most of our customer agreements do not include specific volume commitments or “must haul” requirements.

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

Relationships With Transportation Providers

Because we own relatively little transportation equipment and do not employ the people directly involved with the delivery of customers’ freight, our relationships with reliable transportation providers are critical to our success.

As of January 3, 2009, we had qualified approximately 170 domestic and 60 international segment transportation providers worldwide, of which the vast majority are motor carriers. Our transportation providers are of all sizes, including owner-operators of single trucks, small and mid-size fleets, private fleets and large national trucking companies. Consequently, we are not dependent on any one carrier. Our motor carrier contracts require that the carrier issue invoices only to and accept payment solely from us, and we reserve the right to withhold payment to satisfy previous claims or shortages.

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

Competition

Through CDS, we are the only independent transportation and logistics provider of newsstand magazine distribution in the United States. Given the specialized nature of these services within the overall transportation and logistics industry, CDS’ primary competition is the “in-house” distribution arms of the large major printers, such as R.R. Donnelley, Quad Graphics and Quebecor World, who provide services that are similar to ours in servicing newsstand copies of monthly, bi-monthly and annual magazine publications of large print runs. All of these printers have substantially greater financial and other resources than us. Large major printer transportation services, however, generally do not address weekly publications and are generally based on a specific company’s manufacturing schedules, are focused primarily on postal requirements, and are responsive almost exclusively to publication manufacturing needs, thereby limiting their ability to effectively compete with our specialized single copy services. As a result, certain of these printing companies actually contract with us for our services. Domestically, we, through HDS, also face competition from a handful of independent, regional ground-based transportation specialty service providers, none of which have achieved a material market share. We typically see these competitors in “backhaul” lanes where we are transporting general freight.

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

Technology and Information Systems

Our technology allows us to provide our customers with the tracking and tracing of shipments throughout the transportation process, and, depending on customer requirements, may include complete shipment history, estimated charges and electronic bill presentment. We maintain different informational websites that can only be accessed by approved customers and, depending on the specific design and customer requirements, can provide them with tracking and tracing information of shipments, ship dates, arrival dates, manifests, packing lists, and proof of deliveries. In addition, certain customers are able to electronically transmit their transportation requirements to us from their own networks and systems. We continue to evaluate potential enhancements to our systems to permit our customers to obtain this information timely, as well as increase the use of electronic interchange between us and our customers, which in many instances will require both the cooperation and enhancement of our customer’s system capabilities. We plan to continue investing management and financial resources to maintain and upgrade our information systems in an effort to increase the volume of freight we can handle in our network, improve the visibility of shipment information and reduce our operating costs. The ability to provide accurate and timely information on the status of shipments is increasingly important.

We also use technology to improve terminal operations. Recently, we increased the use of hand-held RF scanners in the distribution centers to improve the efficiency of handling incoming and outgoing freight and freight moving within the distribution centers, as well as the accuracy of the associated information regarding the freight.

Equipment

Our service offerings require the use of various types of equipment. Our transportation service capacity is augmented by our network of third-party carriers, which permit less direct investment and greater operational flexibility.

Employees

As of January 3, 2009, we had 321 employees, with 10 executives, 7 employees in IT Systems, 14 employees in accounting/finance/customer service, 10 employees in sales, 1 employee in human resources, 38 employees in operations management, 32 employees in operations, 47 employees in clerical, 104 warehouse hourly employees, and 58 drivers. We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe that employee relations are good.

Insurance

We maintain insurance coverage for general and fleet liability, property (including property of others), ocean and surface cargo liability, employment practices, employee health and workers compensation. In addition, our vendors are required to provide evidence of fleet liability, cargo liability, workers compensation, and in some cases, flood insurance coverage in an amount we deem sufficient. All claims are administered by third party administrators, with the exception of overage, shortage and damage claims that are made that are below our deductible limits.

For all insurance policies, except for medical and workers’ compensation, we are insured with policies that have standard deductible limits. For medical and workers’ compensation insurance, we are partially self-insured, with medical capped at a $40,000 limit per claim and workers’ compensation capped at a $225,000 limit per claim. We believe that the types of coverage, deductibles, reserves and limits on liability that are currently in place are adequate.

Other than with respect to health and workers’ compensation insurance, we have reserved no material claim amounts in our financial statements and we have experienced no material uninsured claims during the periods covered by our financial statements. Our exposure to liability associated with accidents incurred by other third party capacity providers who transport freight on behalf of us is reduced by various factors including the extent to which they maintain their own insurance coverage. A material increase in the frequency or severity of accidents, cargo or workers’ compensation claims or the unfavorable development of existing claims could be expected to materially adversely affect our results of operations.

Government Regulation

We, along with the third-party carriers that handle the physical transportation of its customers’ shipments, are subject to a variety of federal and state safety and environmental regulations. Historically, compliance with the regulations governing licensees in the areas in which we operate has not had a materially adverse effect on our operations or financial condition.

Our operations, as well as those of many of the third party transportation and other service providers used by us, are subject to federal, state and local laws and regulations in the Unites States pertaining to their business, including those primarily related to safety and promulgated or administered by the Department of Transportation (“DOT”), the Transportation Safety Administration (“TSA”) and the Occupational Safety and Health Administration (“OSHA”).

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

We are also subject to regulation by the Federal Maritime Commission as an ocean freight forwarder for which we maintain a separate bond and license. Clark Worldwide Transportation is registered with the TSA as an Indirect Air Carrier (“IAC”) and is subject to regulation by the DOT, Federal Aviation Administration and by the TSA. We operate within and according to such regulations which are intended to ensure that the cargo presented to airlines for carriage is safe. Among other things, we are required to comply with security requirements, maintain the confidentiality of certain security information and procedures and designate and use a security coordinator.

We are also subject to a variety of federal and state safety and environmental regulations, including certain OSHA regulations. We are subject to various OSHA regulations that primarily deal with maintaining a safe workplace environment. OSHA regulations require us, among other things, to maintain documentation of work related injuries, illnesses and fatalities and files for recordable events, complete workers’ compensation loss reports and review the status of outstanding worker compensation claims, and complete certain annual filings and postings.

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

Risks Associated With Our Business

We are subject to DOT, TSA, OSHA and other pertinent regulations and laws in the United States that could cause us to incur significant compliance expenditures and liability for noncompliance.

Our operations are subject to federal, state and local laws and regulations in the Unites States pertaining to our business, including those primarily related to safety and promulgated or administered by the DOT, the TSA and OSHA. Specifically, we are subject to the DOT regulations related to vehicular operating safety which regulate, among other things, driver’s hours of service and require us to maintain driver’s logs, driver’s information files and vehicle inspections reports, conduct scheduled preventative vehicle maintenance, perform random driver drug and alcohol tests, record and report motor vehicle accidents, and maintain current vehicle registrations. In addition, our subsidiary, Clark Worldwide Transportation, Inc., is registered with the TSA as an IAC and operates within and according to its regulations which are intended to ensure that the cargo presented to airlines for carriage is safe. Among other things, we are required to comply with security requirements, maintain the confidentiality of certain security information and procedures and designate and use a security coordinator. We are also subject to various OSHA regulations that primarily deal with maintaining a safe workplace environment. OSHA regulations require us, among other things, to maintain documentation of work related injuries, illnesses and fatalities and files for recordable events, complete workers’ compensation loss reports and review the status of outstanding worker compensation claims, and complete certain annual filings and postings. We may be involved from time to time in administrative and judicial proceedings and investigation with these United States governmental agencies, including inspections and audits by the applicable agencies related to our compliance with these rules and regulations.

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

We depend on key personnel and we may not be able to operate and grow our business effectively if we lose the services of any of our key personnel or are unable to attract qualified personnel in the future.

We will be dependent upon the efforts of our key personnel and our ability to retain them and hire other qualified employees. In particular, we will be dependent upon the management and leadership of Gregory Burns, who is our president and chief executive officer, Timothy Teagan, who is the president and chief executive officer of CGI, Stephen Spritzer, who is our chief financial officer, Skip Fischer, who is the president of the Domestic Divisions, i.e., CDS and HDS and Brian Gillen, who is chief operating officer of CWT. The loss of any of them or other key personnel could affect our ability to run our business effectively.

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

We do not own or control the vast majority of transportation assets that deliver our customers’ freight and we do not employ the people directly involved in delivering the freight. We control a limited number of trucks for dedicated customer and company service, but for the majority of our transportation needs we do not employ the people directly involved in delivering the freight. We are dependent on independent third parties to provide most truck and all rail, ocean and air services and to report certain events to us including delivery information and freight claims. This reliance could cause delays in reporting certain events, including recognizing revenue, expenses and claims. If we are unable to secure sufficient equipment or other transportation services to meet our commitments to our customers, our operating results could be materially and adversely affected, and our customers could switch to our competitors temporarily or permanently. Many of these risks are beyond our control including:

•	equipment shortages in the transportation industry, particularly among truckload carriers,
•	interruptions in service or stoppages in transportation as a result of labor disputes,
•	changes in regulations impacting transportation, and
•	unanticipated changes in transportation rates.

Our business and results of operations could also be adversely affected by work stoppages and other disruptive organized labor activities by those third party truck, rail, ocean and air equipment and service providers that are unionized. While we do not have definitive information as to the extent the carriers servicing its domestic operations are unionized, we believe that only a small minority of the domestic carriers we use are unionized. While we also do not have definitive information as to the extent the carriers servicing our international operations are unionized, and while we are unaware of any specific business relationships with unionized carriers, we expect that certain of these international carriers are also unionized. These unionized carriers internationally would be predominately carriers that transport our products in international markets between their facilities, airports and piers. It is also generally known that stevedores, who may handle some of our ocean cargo shipments, are often unionized. Furthermore, there are significant numbers of unionized personnel working at air carriers which handle a portion of our international business. These include, but are not limited to, airline pilots, ground handlers and flight attendants.

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

Our non-asset based transportation management, North American and international freight forwarding and trucking businesses are subject to a number of factors that are largely beyond our control, any of which could have a material adverse effect on our results of operations.

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

In addition to competition from “in-house” distribution arms of large major printers, we face competition from participants in the freight forwarding, logistics, domestic ground transportation and supply chain management industry. We believe this industry is intensely competitive and expect it to remain so for the foreseeable future. We face competition from a number of companies, including many that have significantly greater financial, technical and marketing resources. There are a large number of companies competing in one or more segments of the industry. We could also encounter competition from regional and local third-party logistics providers, freight forwarders and integrated transportation companies. Depending on the location of the client and the scope of services requested, we might compete against truck brokerage niche players, smaller printers, trucking companies, and larger competitors. In addition, in some instances clients increasingly are turning to competitive bidding situations involving bids from a number of competitors, including competitors that are larger than us. We also face competition from air and ocean carriers, consulting firms and contract manufacturers, many of which are beginning to expand the scope of their operations to include supply chain related services. Increased competition could result in reduced revenues, reduced margins or loss of market share, any of which could damage our results of operations and the long-term or short-term prospects of our business.

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

We have internally developed the majority of our operating systems. We are reliant on our technology staff to successfully implement changes to our operating systems in an efficient manner. If we fail to hire or retain qualified persons to implement, maintain and protect our information technology systems or we fail to upgrade or replace our information technology systems to handle increased volumes and levels of complexity, meet the demands of our clients and protect against disruptions of our operations, we may lose inventory items, orders or clients, which could seriously harm our business.

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

Our customers operate a national distribution business that relies on wholesalers to distribute magazines published by customer publishers and other publishers to newsstands and other retail outlets. Due to industry consolidation, four wholesalers represent approximately 90% of the wholesale magazine distribution business. There is a possibility of further consolidation among these wholesalers and/or insolvency of one or more of these wholesalers. Should such further consolidation occur, the number of locations to which we transport product could be reduced. Fewer destination points could reduce the need for our services or adversely affect our pricing to our customers. While insolvency of a wholesaler would not be expected to adversely affect our cash flow since we generally do not invoice wholesalers, such insolvency would, however, adversely affect our customer publishers’ cash flows and could impede the flow of product through the wholesale distribution channel. A disruption in the wholesale channel due to wholesaler insolvency or any other reason could adversely affect our customers’ ability to distribute magazines to the retail market place and adversely affect our business and results of operation.

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

Under the warrant agreement governing our outstanding warrants, we have the right to redeem outstanding warrants, at any time prior to their expiration, at the price of $0.01 per warrant, provided that the last sales price of our common stock has been at least $11.50 per share on each of the 20 trading days within any 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. The warrant agreement does not require, as a condition to giving notice of redemption, that we have in effect — during either the redemption measurement period or at the date of notice of redemption — a current prospectus relating to the common stock issuable upon exercise of our warrants. Thus, it is possible that we could issue a notice of redemption of the warrants following a time when holders of our warrants have been unable to exercise their warrants and thereafter immediately resell the underlying common stock under a current prospectus. Under such circumstances, rather than face redemption at a nominal price per warrant, warrant holders could be forced to sell the warrants or the underlying common stock for less than fair value.

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

The NYSE Amex (formerly the American Stock Exchange) may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the NYSE Amex. We cannot assure you that our securities will continue to be listed on the NYSE Amex in the future. If the NYSE Amex delists our securities from trading on its exchange, we could face significant material adverse consequences including:

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

On February 15, 2008, we received notice from the NYSE Amex indicating we no longer complied with NYSE Amex’s listing standards because we did not meet the minimum requirement of 400 public shareholders, as set forth in Section 102(a) of the NYSE Amex Company Guide, and that our securities were, therefore, subject to possible delisting from NYSE Amex. We appealed this determination. The NYSE Amex Listing Qualifications Panel (“Panel”) conducted a hearing on the basis of written submissions and on July 3, 2008, NYSE Amex notified us that the Panel had authorized the continued listing of our securities on NYSE Amex, notwithstanding that we did not fully satisfy NYSE Amex’s regular Initial Listing Standards. The Panel’s decision was based on our satisfaction of the NYSE Amex’s Alternative Listing Standard set forth in Section 1203(c)(i)(A) of the NYSE Amex Company Guide and its finding that our long history of operations in the transportation management and logistics area (via the operating company acquired by us in February 2008), our immediate plans to increase the number of public shareholders, as well as our current growth strategy and financial performance are mitigating factors which warrant listing pursuant to NYSE Amex’s Alternative Listing Standards.

Risk Associated With the Acquisition of CGI and Follow-on Acquisitions

Our stockholders are dependent on a single business.

As a result of the acquisition, our stockholders are dependent upon the performance of CGI and its business and other acquired businesses. CGI will remain subject to a number of risks, including those that relate generally to the federal services industry. See “Risks Associated with Our Business.”

The requirements of being a public company strain our resources, including personnel, and cause us to incur additional expenses.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These requirements place a strain on our people, systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition and maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight is required. This resource allocation may divert management’s attention from other business concerns. Our costs have increased substantially as a result of having to comply with the Exchange Act, and the NYSE Amex listing requirements.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test our internal controls over financial reporting for fiscal 2007 and beyond and, starting in fiscal year 2009, requires an independent registered public accounting firm to report on our assessment as to the effectiveness of internal controls over financial reporting. Our assessment, and that of our accounting firm, is that our internal controls over financial reporting need improvement. Failure to remedy these deficiencies could affect our future operations and our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal controls over financial reporting in accordance with an established internal control framework and to report on our conclusion as to the effectiveness of our internal controls. Starting in fiscal year 2009, it will also require an independent registered public accounting firm to test our internal controls over financial reporting and report on the effectiveness of such controls. For the fiscal year ended January 3, 2009, management performed its assessment of our internal controls over financial reporting and reported on the effectiveness of such controls, which report is set forth in Item 9A.

Through December 31, 2007, and into February 2008, we had no operations and no employees. Our activities from inception in late 2005 through 2007 were focused on completing our initial public offering, identifying acquisition candidates and then completing the Acquisition. Most of the proceeds of our initial public offering were deposited and held in trust until the completion of the Acquisition. As a result of these factors, prior to the Acquisition, we had material weaknesses in our internal control over financial reporting relating primarily to our inability to segregate duties and our lack of resources, which were corrected by the acquisition of CGI in February 2008. After the Acquisition, and for the fiscal year ended January 3, 2009, the material weakness in our internal control over financial reporting related primarily to inadequate or ineffective information technology system control processes for most of the fiscal year. The Company has devoted resources to assess, and has and will continue to take steps to remediate, these material weaknesses in our internal control over financial reporting. Management believes that the indicated control deficiencies do not affect the Company’s financial strength or business prospects.

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

If any such event of default occurs and our lenders pursue the remedies available to them, it could lead to our bankruptcy, insolvency, financial restructuring or liquidation. In any such event, our stockholders would be entitled to share ratably in our assets available for distribution only after the payment in full to the holders of all of our debt and other liabilities. There can be no assurance that, in any such bankruptcy, insolvency, financial restructuring or liquidation, stockholders would receive any distribution whatsoever.

As at January 3, 2009, the Company recorded an impairment charge of approximately $66,000,000, as more fully described in Item 7 in the section entitled “Impairment to Goodwill and Other Intangibles.” The recording of the impairment charge resulted in events of default with respect to certain of the financial covenants contained in the Credit Agreement. On April 17, 2009, the Company entered into the Amendment to the Credit Agreement, whereby the Bank waived the events of default and agreed to modify the financial covenants to account for the impairment charge. The Company also agreed to certain other changes to the Credit Agreement. The circumstances surrounding the events of default and the Amendment to the Credit Agreement are more fully described in Item 1 in the section entitled “The Credit Facility.”

Voting control by our executive officers and directors may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our officers and directors collectively own 25.77% of our voting stock. Accordingly, they will be able to control the election of directors and, therefore, our policies and direction. This concentration of ownership and voting agreement could have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

Item 1B. Unresolved Staff Comments

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

Since the Acquisition, our corporate headquarters have been located at 121 New York Avenue, Trenton, New Jersey. This facility is the only facility that we own. The following is a list of the facilities in which we operate:

Location	Operation	Approximate Square Footage	Lease Expiration
Owned Facilities
Trenton, NJ	Headquarters	11,200	Owned
Leased Facilities
Amarillo, TX	HDS Distribution Center	33,200	March 31, 2013
Carrollton, TX	HDS Distribution Center	28,770	December 31, 2009
Kansas City, MO	HDS Distribution Center	60,100	December 31, 2009
LaVergne, TN	CDS Distribution Center	94,760	March 31, 2012
Laflin, PA	CDS Distribution Center	63,360	June 30, 2009
Laredo, TX	CWT Distribution Center	12,425	November 30, 2011
Mechanicsburg, PA	CDS Administration	6,517	March 31, 2013
Wayne, NJ	CWT Distribution Center	54,000	March 15, 2013
Wilmington, CA	CWT Distribution Center	9,610	June 30, 2009
Woodridge, IL	CDS Distribution Center	57,525	April 30, 2011
York, PA	HDS Distribution Center	37,000	June 30, 2009

Item 3. Legal Proceedings

On October 28, 2008, a complaint was filed seeking class action status in the United States District Court for the District of New Jersey against The Clark Group, Inc., Clark Distribution Systems, Inc., Highway Distribution Systems, Inc., Clark Worldwide Transportation, Inc., and Evergreen Express Lines, Inc. (each a subsidiary of the Company and collectively, the “Subsidiaries”) by Multi-Media International, alleging, among other things, (i) common law fraud, aiding and abetting fraud, negligent misrepresentation, conversion and unjust enrichment, (ii) violation of N.J. Stat. § 56:8-2 and (iii) breach of good faith and fair dealing, relating to alleged excessive fuel surcharges by the Subsidiaries between October 1, 2002, and October 1, 2008. A motion to certify a class was not filed. On behalf of itself and the putative class, plaintiff sought to recover the alleged excessive fuel charges, enjoin the alleged improper calculation of fuel charges by defendants and impose punitive damages and attorney’s fees.

On November 24, 2008, the plaintiff filed for a voluntary dismissal of the lawsuit in United States District Court for the District of New Jersey. To date, the suit has not been refiled. The Company believes that the allegations in the lawsuit are without merit, and, in the event the suit is refiled, it intends to vigorously contest the allegations and defend itself. However, the ultimate outcome of this action and the amount of liability that may result, if any, is not presently determinable.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended January 3, 2009.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our units, common stock and warrants are listed on the NYSE Amex (formerly American Stock Exchange) under the symbols GLA.U, GLA and GLA.WS, respectively. The following table sets forth the range of high and low sales prices for the units, common stock and warrants for the periods indicated.

	NYSE Amex
	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
2009	$0.75	$0.56	$0.01	$0.00	$1.00	$0.59
First Quarter(1)
2008
Fourth Quarter	$1.46	$0.50	$0.05	$0.00	$1.50	$0.50
Third Quarter	$2.50	$0.97	$0.12	$0.01	$2.97	$1.00
Second Quarter	$4.17	$2.58	$0.24	$0.11	$4.40	$2.95
First Quarter	$7.98	$3.75	$0.60	$0.15	$8.25	$3.92
2007
Fourth Quarter	$7.97	$7.65	$0.88	$0.26	$8.80	$8.20
Third Quarter	$7.88	$7.72	$1.37	$0.69	$8.20	$8.21
Second Quarter	$7.90	$7.70	$1.26	$0.66	$9.05	$8.40
First Quarter	$7.85	$7.57	$0.83	$0.57	$8.63	$8.12

(1)	Through April 14, 2009.

Holders

As of March 20, 2009, there was one holder of record of our units, 36 holders of record of our common stock and nine holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, our capital requirements, our credit facility with the Bank and our general financial condition. The payment of any dividends will be within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information contained in this section should be read in conjunction with our financial statements and related notes and schedules thereto appearing elsewhere in this Annual Report. This Annual Report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Such risks, uncertainties and other factors include, including without limitation, the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and Exchange Commission, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Summary of Business

The Company is a niche provider of non-asset based transportation management and logistics services to the print media industry throughout the United States and between the United States and other countries.

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

On a day-to-day basis, customers communicate their freight needs, typically on a shipment-by-shipment basis, to one of the Company’s transportation offices/distribution centers for dissemination to its operating companies for upload into their respective systems each company utilizes to meet the specific requirements of its customer base. The Company’s employees enter information about each shipment into its proprietary operating system. With the help of information provided by the operating system, the Company’s employees then determine the appropriate mode of transportation for the shipment and select a carrier or carriers, based upon their knowledge of the carrier’s service capability, equipment availability, freight rates and other relevant factors.

We operate through our wholly-owned subsidiary, CGI. We conduct our domestic operations through our indirect subsidiaries, CDS and HDS, and our international operations through our indirect subsidiary, CWT. Each of CDS, HDS and CWT is a wholly-owned subsidiary of CGI.

CDS Operations & Activities (Domestic Division)

CDS provides domestic newsstand magazine distribution services through North America. Essentially, CDS operates a “hub-and-spoke” network of operating centers and professional traffic management services, which provide publishers and printers with the benefits of scheduled delivery and reduced cost by shipping in a consolidated weekly pool managed by CDS. On average, CDS delivers over 35 million magazines per week from over 90 print locations to wholesalers across North America.

HDS Operations & Activities (Domestic Division)

CDS utilizes HDS for about 25% of its transportation moves (the other 75% is done through third-parties). HDS provides ground-based transportation services to the print media industry. HDS’ network includes 40 company-leased trucks, 76 leased and 18 company-owned trailers, four distribution centers and relationships with over 50 third-party transportation providers. Approximately 39% of HDS’ transportation is hauled on its own equipment and the remaining 61% is hauled by third parties.

HDS’ core business is providing traditional “break-up” services for printers and publishers in regions surrounding its four distribution centers. The break-up service is similar to a regional less-than-truckload service, where freight is picked up from a customer, transported to one of the HDS distribution centers, pooled with other shipments headed in similar proximities and sent to final destinations. Through its distribution centers HDS provides break-up services throughout the country. HDS also offers full truckload services throughout the United States. Distribution Centers are located in:

•	York, Pennsylvania
•	Kansas City, Missouri
•	Dallas, Texas
•	Amarillo, Texas (provides a consolidation and transportation service for returns to suppliers.)

HDS provides transportation services utilizing trucks both owned and leased through the Evergreen Express Lines, Inc. (“EXL”). Drivers are employees of EXL. The company owns and leases equipment in Missouri, Pennsylvania and Tennessee.

CWT Operations & Activities (International Division)

CWT offers consolidation and import/export transportation management and logistics services to print media worldwide. CWT utilizes three distribution centers to consolidate shipments and arrange for international transportation utilizing third-party carriers. CWT’s primary functions are break-bulk and sortation and re-consolidation of titles into single specific shipments. Distribution centers are located in:

•	Wayne, New Jersey
•	Wilmington, California
•	Laredo, Texas.

Recent Events

Amendment to the Credit Facility

As at January 3, 2009, the Company recorded an impairment charge of approximately $66,000,000, as more fully described in this Item in the section entitled “Impairment to Goodwill and Other Intangibles.” The recording of the impairment charge resulted in events of default with respect to certain of the financial covenants contained in the Credit Agreement. On April 17, 2009, the Company entered into the Amendment to the Credit Agreement, whereby the Bank waived the events of default and agreed to modify the financial covenants to account for the impairment charge. The Company also agreed to certain other changes to the Credit Agreement. Pursuant to the Amendment, the lenders’ revolving loan commitment is now $3,000,000, which the Company and its subsidiaries may use for working capital, with a $2,000,000 sublimit for letters of credit. The term loan balance of $3,786,605 remains outstanding. The Company may borrow up to the amount of the revolving loan commitment, except that its borrowings under the revolving loan may at no time exceed the sum of the Company’s borrowing base (as defined in the Amendment) plus its cash collateralized letters of credit less the amount of the outstanding term loan. The interest rate charged under the facility was changed to 4.00% over LIBOR or 2.50% over the prime interest rate, as applicable. The non-use fee changed to 0.675% per year and the fee for letters of credit changed to 1.75%. The amortization of the term loan has not changed.

We believe that our existing cash and cash equivalents, cash flow from operations and our amended bank credit facility are adequate to meet our liquidity needs for the foreseeable future, including working capital, capital expenditure requirements, taxes and the term loan amortization obligations.

Instability in the Newsstand Distribution Channel

In the first quarter of 2009, there was a disruption of the wholesaler distribution supply channel, that caused a significant disruption of services for approximately a four week period. Initially, two of the four wholesalers demanded distribution surcharges from the publishers and national distributors to cover their operating losses and threatened a suspension of service if these price demands were not met. This resulted in two of the four wholesalers ceasing distribution operations temporarily on February 1, 2009. One of the wholesalers that had ceased delivery of product reached a settlement with the national distributors and publishers concerning pricing and distribution. The other wholesaler ceased operations in early February, liquidated its holdings and filed a lawsuit in U.S District Court (Southern District of New York) against publishers, national distributors and other wholesalers, alleging the defendants conspired to purge, and through coordinated action have purged, plaintiff from the magazine (distribution) industry and have destroyed plaintiff’s business. All of the defendants are existing customers of ours and a settlement against them could affect our business.

Claim for Indemnification

On February 9, 2009, the Company issued a notice certificate pursuant to the Escrow Agreement, stating that the Company, as buyer, was entitled to receive funds from the escrow in the amount of $3,540,717. The bulk of this claim (approximately 97%) pertains to damages incurred as a result of the Sellers’ breach of their representations and warranties as contained in the SPA. Among other things, Sellers failed to deliver the intellectual property required by the SPA in the condition represented in the SPA. Damages incurred include damages to goodwill, the incremental costs of operating the Company’s computer system as delivered versus as represented, and the costs of repairing and/or replacing the computer system.

Impact of Economic Recession

The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of our customers, fuel shortages, price increases by carriers, interest rate fluctuations, and other economic factors beyond our control. Many of the Company’s customers’ business models are dependent on expenditures by advertisers. These expenditures tend to be cyclical, reflecting general economic conditions, as well as budgeting and buying patterns. If economic recession or a downturn in its customers’ business cycles causes a reduction in the volume of freight shipped by those customers, particularly to the single copy distribution channel, the Company’s operating results could also be adversely affected.

Accounting for the Acquisition and Related Transactions

On February 12, 2008, the Company consummated the acquisition contemplated by the SPA (referred to herein as the “Acquisition”), as more fully described in Item 1 under the section entitled “The Acquisition.” At the closing of the Acquisition, the Company purchased all of the issued and outstanding capital stock of CGI for a total consideration of $75,000,000 (of which $72,527,472.53 was paid in cash and $2,472,527.47 by the issuance of 320,276 shares of the Company’s common stock valued at $7.72 per share, the average share price at the announcement of the SPA) plus an adjustment of $495,067 based on CGI’s estimated working capital at the closing. Subsequently, an additional adjustment of $257,000 was paid to the stockholders of CGI based on CGI’s working capital at the closing as finally determined. In connection with the closing of the Acquisition, the Company changed its name from Global Logistics Acquisition Corporation to Clark Holdings Inc.

At the closing of the Acquisition, we entered into an escrow agreement (“Escrow Agreement”) with the stockholders of CGI, as sellers, providing for (i) $7,500,000 as a fund for the payment of indemnification claims that may be made by the Company as a result of any breaches of CGI’s covenants, representations and warranties in the Acquisition Agreement (“Indemnification Escrow”), (ii) $500,000 as a fund to pay the Company the amount, if any, by which the average of the working capital on the last day of the month for the 12 months ended March 31, 2008, is higher (less negative) than negative $1,588,462 (“Working Capital Escrow”), and (iii) $300,000 as a fund to reimburse CGI and the Company for costs incurred in connection with discontinuing certain of CGI’s operations in the United Kingdom (“Discontinued Operations Escrow”). On August 14, 2008, one third of the Indemnification Escrow, or $2.5 million, was released to former stockholders of CGI in accordance with the terms of the SPA. On September 15, 2008, the entire Discontinued Operations Escrow was released to the former stockholders of CGI. By the end of the third quarter of 2008, the entire Working Capital Escrow had been released, all of which was due to the Company in accordance with the SPA and the Escrow Agreement, but $257,000 of which was paid to the Sellers in satisfaction of the aforementioned adjustment to the Acquisition consideration based on the working capital at closing as finally determined. On February 9, 2009, in accordance with the Escrow Agreement, the Company delivered a notice certificate for indemnification under the SPA, as described in this Item under the section entitled “Recent Events — Claim for Indemnification.”

Holders of 1,787,453 of the Company’s shares of common stock voted against the Acquisition and elected successfully to convert their shares into a pro rata portion of the Trust Account (approximately $8.06 per share or an aggregate amount of $14,428,871). After giving effect to (i) the issuance of 320,276 shares in connection with the Acquisition and (ii) the conversion of shares, there were 12,032,823 shares of common stock outstanding after the Acquisition. In addition, the founders of the Company placed 1,173,438 shares of common stock into escrow pending the attainment of a specified market price (restricted shares). As a result of the condition to which the escrowed shares will be subject, such shares will be considered as contingently issuable shares and, as a result, are not included in the earnings per share calculations. Accordingly, the Company will recognize a charge based on the fair value of the shares over the expected period of time it will take to achieve the target price, if and only if the expected probability of the share price attaining the specified market price exceeds 50 percent.

The Company has accounted for the Acquisition under the purchase method of accounting. Accordingly, the cost of the Acquisition has been allocated to the assets and liabilities based upon their respective fair values, including identifiable intangibles and remaining cost allocated to goodwill.

The results of operations of the acquired company, CGI, have been included in the Company’s consolidated financial statements for the 53 weeks ended January 3, 2009, as follows:

•	The consolidated statement of operations included revenue and expenses of CGI from December 30, 2007, through February 11, 2008.
•	CGI’s income from operations from December 30, 2007, through February 11, 2008, (i.e., the “Acquisition Date”) was deducted, as a single line item adjustment.

The final purchase price for the Acquisition at closing was determined based on the value of the cash consideration paid by the Company, the average value of Company’s common stock on or about the SPA arrangement date, and the direct acquisition costs incurred. The aggregate purchase price of $77,106,830 represents the sum of (i) $64,876,642 which represents cash consideration paid directly to CGI’s shareholders, (ii) $8,300,000 deposited in three separate escrows, as described above (iii) $493,196 of deferred acquisition costs paid at closing, (iv) $964,465 of deferred acquisition costs paid prior to closing, and (v) $2,472,527 for 320,276 shares of common stock that were issued to two executive officers of CGI at closing.

Components of the purchase price distribution are as follows:

Cash to CGI shareholders	$64,876,642
Cash in escrow	8,300,000
Acquisition costs paid at Closing	493,196
Acquisition costs paid prior to Closing	964,465
Total	74,634,303
Issuance of 320,276 shares of common stock at $7.72 per share	2,472,527
Total Purchase Price	$77,106,830

Reconciliation of initial cash payment per the SPA to cash paid at closing of the Acquisition is summarized as follows:

Initial estimate of cash distribution	$72,527,473
Cash in escrow	(8,300,000)
Interim working capital adjustment to purchase price	495,067
Reimbursement of professional fees	154,102
Cash to CGI shareholders	$64,876,642

A preliminary allocation of the purchase price of CGI to the estimated fair values of the assets acquired and liabilities assumed of CGI on February 12, 2008, was made and recorded during the 13 weeks ended March 29, 2008, and subsequently amended. The preliminary allocation of the purchase price, including the evaluation and allocation to identifiable intangible assets, recognition of deferred taxes and allocation to goodwill resulting from the Acquisition, was made by management.

During the first three quarters of 2008, additional adjustments to the preliminary purchase price allocation were recorded to goodwill. In the fourth quarter, it became apparent to management after a detailed review of the Information Systems, that the intangible with an original estimated value of $1.197 million identified as software as of the purchase date, was deemed to have no fair value. This resulted in a purchase price adjustment which reclassified $1.197 million of the original fair value of the software to goodwill. In addition, management also adjusted the purchase price allocation after completing a review of the assumptions associated with the Non-Compete Intangible, in which a technical error was discovered in the original valuation. As a result, the Non-Compete Intangible’s value was considered to be overstated by $4.727 million and understated goodwill by the like amount. This adjustment was also recorded in the fourth quarter. These adjustments resulted in a reclassification of $5.924 million from identifiable intangibles to goodwill and the deferred tax liability associated with the intangibles along with goodwill were both reduced by $2.366 million.

In the fourth quarter of 2008, the Company, according to SFAS 142, performed its annual goodwill and intangible assets with indefinite lives impairment tests, and determined that all the goodwill and a portion of the remaining intangible assets had been impaired. Consequently, the Company recorded a non-cash charge of $63.9 million for goodwill and $2.66 million for intangible assets impairment during the fourth quarter of 2008, as discussed in this Item under the section entitled “Impairment of Goodwill and Other Intangibles.”

The final allocation of the fair value of the assets acquired and liabilities assumed in the Acquisition of CGI are as follows:

	Preliminary Allocation at 2/12/08	Adjustments to Preliminary Purchase Price Allocation	Deferred Tax Liability Adjustment Associated With Final Purchase Price Adjustments	Final Purchase Price Allocation
Current assets	$6,956,000			$6,956,000
Current assets of discontinued operations	388,000			388,000
Property and equipment	1,394,000			1,394,000
Intangibles	26,575,000	(5,924,000)		20,651,000
Goodwill	59,471,020	5,924,000	(2,366,000)	63,029,020
Current liabilities	(7,441,000)			(7,441,000)
Current liabilities of discontinued operations	(132,000)			(132,000)
Deferred tax Liability	(10,104,020)		2,366,000	(7,738,020)
Total fair value of assets and liabilities	$77,107,000	$0	$0	$77,107,000

Impairment to Goodwill and Other Intangibles

Goodwill

The Company, during the fourth quarter of 2008, in accordance with SFAS No. 142, performed its annual impairment test for goodwill and intangible assets with an indefinite life. The Company concluded that its market capitalization had been below its net book value for an extended period of time. Management therefore assessed the fair value of its reporting units using both an income approach with a discounted cash flow model and a market approach using the observed market capitalization based on the quoted price of our common stock. Management compared these values to each reporting units’ carrying amount, including goodwill and identified an impairment. The evaluation resulted in a $63.910 million impairment charge which was included in the “impairment of goodwill and intangible assets” line item in the consolidated statements of operations.

The changes in the carrying amount of goodwill for the year ending January 3, 2009, are as follows (in thousands):

Balance at February 12, 2008	$63,029
Adjustment to Goodwill	881
Impairment Charge	(63,910)
Balance at January 3, 2009	$—

Intangible Assets

During 2008, Clark Holdings, Inc. (formerly known as GLAC) acquired The Clark Group, Inc., resulting in acquisition-related intangible assets. Acquisition-related intangible assets at January 3, 2009, and February 12, 2008, as amended, consisted of the following:

Amortization Period	Fair Value	Accumulated Amortization	Impairment	Net Value After Impairment
5	$1,684,010	$(247,573)	$—	$1,436,437
—	5,378,000	—	(2,658,000)	2,720,000
12	13,588,000	(998,000)	—	12,590,000
	$20,650,010	$(1,245,573)	$(2,658,000)	$16,746,437

Intangibles assets with an indefinite life (i.e., trade names), were evaluated for impairment at January 3, 2009, by management in accordance with SFAS No. 142, using the “relief from royalty” method. This evaluation resulted in a $2.658 million impairment charge which was included in the “impairment of goodwill and intangible assets” line item in the consolidated statements of operations.

Due to the adverse economic impact on the Company’s market capitalization in the fourth quarter, management evaluated intangibles and fixed assets with definite lives for impairment as of January 3, 2009, in accordance with SFAS No. 144. Management’s projections of undiscounted future cash flows exceeded the carrying amount of these intangible and fixed assets, which resulted in no charge for impairment. These projections assumed an aggressive growth plan for the international division with 7 new distribution centers and the expansion into the shipment of general commodities. International’s percentage of the operating income of the distribution centers before corporate expenses is projected to grow from 6% to 17% during the projection period. Domestic growth projections assume moderate growth during this period with gross profit (net revenue) increasing at 3% per year. During the first 2 years of these projections, we are investing in upgrading our infrastructure.

The impairment in the statement of operations for the year ending January 3, 2009, was calculated as follows (in thousands):

Impairment	Amount
Goodwill	$63,910
Trade names	2,658
Total	$66,568

Related-Party Transactions

The Company provides logistics and transportation services for Anderson Merchandisers, LP, related through common ownership. The revenue related to these services was $2,806,000 and $0 for the 53 weeks ended January 3, 2009, and the year ended December 31, 2007, respectively, and is included in gross revenues. Accounts receivable included in the consolidated balance sheet from Anderson Merchandisers, LP, was $333,000 and $0 as of January 3, 2009, and December 31, 2007, respectively.

The Company purchases transportation services from Prologix Distribution Services (East), LLC, related through common ownership. Such purchases were $120,000 and $0 for the 53 weeks ended January 3, 2009, and year ended December 31, 2007, respectively, and are included in freight expense. There were no amounts payable to the Company from Prologix Distribution Services (East), LLC at January 3, 2009, and December 31, 2007.

Commencing on February 21, 2006, the Company had agreed to pay Blue Line Advisors, Inc., a private company wholly-owned and controlled by the Company’s Chief Executive Officers, $7,500 per month for office space and administrative support services. This arrangement was terminated at the end of February 2008, in conjunction with the Acquisition. For the 53 weeks ended January 3, 2009, and the year ended December 31, 2007, the Company incurred $24,000 and $90,000, respectively, for the space and services.

On January 2, 2007, two of the directors and principal stockholders transferred an aggregate of 75,000 shares of common stock from their initial pre-IPO holdings to a consultant who provided due diligence services to the Company. This transaction by principal stockholders is considered an expense of the Company and a contribution of capital. The shares have been valued at the stock price at the close of business at the date of transfer or $573,000. This charge is included in operating costs on the accompanying statement of operations. In 2008, the Company purchased $22,500 of consulting services from the same individual.

On October 4, 2007, the Company’s certain principal stockholders loaned the Company approximately $340,000 to fund its expenses in excess of those paid from non-Trust Account funds. The loans were evidenced by promissory notes that bear interest at 10% per annum and are non-recourse against the Trust Account. These notes were repaid on February 13, 2008, in conjunction with the Acquisition.

On January 30, 2008, certain directors of the Company loaned the Company $65,000 each to fund expenses in excess of those paid from the non-Trust Account funds. The notes were evidenced by promissory notes that bear interest at 10% per annum and are non-recourse against the Trust Account. These notes were also repaid on February 13, 2008, in conjunction with the Acquisition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and schedules thereto. In the following discussion, we refer to Holdings, the entity formerly known as Global Logistics Acquisition Corporation, as “CHI.”

Results of Operations — 53 Weeks Ended January 3, 2009, Compared to 52 Weeks Ended December 29, 2007

Revenues.  The following table summarizes the Company’s revenue by business segment (i.e., domestic versus international, in thousands of dollars) for the 53 weeks ended January 3, 2009, compared to the 52 weeks ended December 29, 2007. The first two columns of this table show revenue by segment for only CHI for the 53 weeks of 2008 (except including the revenue of CGI for 2008) versus the 52 weeks of 2007, in accordance with our GAAP financial statements. Note that there is no revenue in 2007 for CHI since CGI had not been acquired as of yet. For the purpose of comparing the performance of the underlying business, the last two columns of this table show the revenue by segment for CHI, with the acquired business, CGI, included in both the 53 weeks of 2008 and, on a pro forma basis, the 52 weeks of 2007. The percent change between 2007 and 2008 is based on a comparison of the pro forma financial results.

			(Pro Forma)
	CHI	CHI	CHI	CHI & CGI
	2008	2007	2008	2007	% Change
Domestic	$69,590	$—	$69,590	$63,127	10.2%
International	14,577	—	14,577	12,677	15.0%

The following table shows selected items in the consolidated statements of operations as a percentage of revenue for the period. As with the previous table, the first two columns are for CHI only (except including the revenue of CGI for 2008), in accordance with our GAAP financial statements. There was no gross revenue in 2007 since CGI had not been acquired as of yet. For the purpose of comparing the performance of the underlying business, the last two columns of this table shows selected items as a percentage of revenue for the 53 weeks ended January 3, 2009, versus 52 weeks ended December 29, 2007, with CGI financial results included in both the 53 weeks of 2008 and, on a pro forma basis, the 52 weeks of 2007.

			(Pro Forma)
	CHI	CHI	CHI	CHI & CGI
	2008	2007	2008	2007
Gross Revenue	100.0%	—	100.0%	100.0%
Freight Expense	65.0%	—	65.0%	62.0%
Gross Profit	35.0%	—	35.0%	38.0%
Depreciation and Amortization	2.8%	—	2.8%	0.4%
Selling, Operating & Administrative Expenses	29.4%	—	29.4%	28.2%
Income from Operations	2.8%	—	2.8%	9.3%

On a pro forma basis, domestic revenue increased 10.2% to $69.6 million during 2008 as compared to the prior year. The increase in domestic gross revenues resulted from average rate increases between the years as well as from an increase in fuel surcharge revenue. Average pool distribution revenue for 2008 increased by 7.2% over the comparable period of 2007. The Company was successful in adding new customers and expanding relationships with existing domestic customers during 2008. Pool distribution tonnage increased by 1.6% in the comparable periods as a result of adding new customers along with generating increased business with and adding to existing customers, which more than offset decreases associated with magazine wholesalers reducing their copy orders in an attempt to limit the number of unsold or “return” copies that they handle. In addition, weight decreased as a result of an 11.7% reduction in advertising pages in 2008 as compared to 2007.

The increase in international gross revenues of 15.0% was attributable to tonnage increasing 5.5% during the 2008 year as compared to the 2007 year. An increase in airfreight revenue more than offset a decline in ocean tonnage during 2008. New customers were added and customer relationships were expanded in Europe, including the UK, Asia, and the Philippines. During 2008 tonnage increased to Australia/New Zealand —  14.8%, the Philippines — 36.3% and all other destinations in Asia — 30.7% with an offsetting decrease in tonnage to the U.K. and continental Europe, Mexico, and Central and South America. Tonnage increases in 2008 as compared to 2007 represent new business sold and expanded relationships with existing customers. The tonnage reductions are the result of a decline in advertising pages for certain customers’ publications mostly moving via ocean service to the U.K. and Europe.

Gross Profit.  The Company’s overall gross profit increased as domestic gross profits increases more than offset a slight gross profit decline in the international business segment.

The following table summarizes, on a pro forma basis, gross margin (dollars in thousands) for the period:

			(Pro Forma)
	53 Weeks Ended		52 Weeks Ended		Change
	January 03, 2009		December 29, 2007		Dollar	%
Gross revenue domestic	$69,590	100.0%	$63,127	100.0%	$6,463	10.2%
Purchased transportation	34,314	49.3%	29,315	46.4%	4,999	17.1%
Other transportation expense
Personnel and related	4,379	6.3%	4,491	7.1%	(112)	-2.5%
Insurance	522	0.8%	378	0.6%	144	38.1%
Tractor rentals and maintenance	2,323	3.3%	2,256	3.6%	67	3.0%
Fuel	3,626	5.2%	3,036	4.8%	590	19.4%
Travel expense	276	0.4%	269	0.4%	7	2.6%
Other	225	0.3%	245	0.4%	(20)	-8.2%
Total freight expense domestic	45,665	65.6%	39,990	63.3%	5,675	14.2%
Gross profit domestic	23,925	34.4%	23,137	36.7%	788	3.4%
Gross revenue international	14,577	100.0%	12,677	100.0%	1,900	15.0%
Freight expense	9,037	62.0%	7,042	55.5%	1,995	28.3%
Gross profit international	5,540	38.0%	5,635	44.5%	(95)	-1.7%
Total revenue	$84,167	100.0%	$75,804	100.0%	$8,363	11.0%

On a pro forma basis, domestic gross profits increased by 3.4% as increased revenue outpaced an increase in fuel driven purchased transportation costs and increased fuel costs of the company-operated driver-tractor fleet. Operational changes made by the Company in the second quarter of 2008 enabled improved routing efficiency. As a result, paid-for miles traveled by both purchased carrier transportation and company driver-tractor units declined by 0.2% in 2008 as compared to 2007. The decline in paid-for miles traveled would have had a more significant positive impact on gross profits if the Company did not have to absorb additional freight costs in moving the national pool during the second and third quarter of 2008. A portion of the additional freight costs were a result of start-up inefficiencies that occurred as freight began transitioning from the Company’s Kansas City, Missouri facility to the new facility in Woodridge, Illinois, disrupting the normal opportunities for consolidation. The Company observed consolidation opportunities return fully to normal during the fourth quarter of 2008, which resulted in additional improved operating efficiency late in the year. Freight moved by intermodal transportation increased 15.1% in 2008 compared to 2007. During the second quarter of 2008, flooding in Iowa made rail transit to the West Coast unreliable. With rail transit back to normal in the third quarter and the start-up of the Woodridge facility no longer a factor, the Company observed a substantial increase in the use of intermodal transportation in the fourth quarter of 2008, as well for the whole year. Intermodal transportation is generally less expensive than road transportation in the transportation lanes to the West Coast.

Although international gross revenue for 2008 grew 15.0% over 2007, gross profits for the comparable periods decreased by 1.7%. This decrease is the result of a 6.5% decline in the gross margin resulting from changes in the mix of CWT’s international services. Ocean freight tonnage and overland tonnage traditionally carry higher gross margin percentages than do airfreight. The decrease in gross margin percentage was a result of less ocean and overland freight tonnage and greater airfreight tonnage during the comparable periods.

Selling, Operating and Administrative Expenses.  The three tables below summarize selling, operating and administrative expenses (one each for company-wide, domestic and international expenses) for the 53 weeks ended January 3, 2009, and 52 weeks ended December 29, 2007, for CHI and CGI, individually and on a pro forma basis combining expenses as if CGI had been owned during 2007 and 2008.

PRO FORMA OF CLARK HOLDINGS PREPARED USING THE ASSUMPTION
THAT THE ACQUISITION OCCURRED AS OF JANUARY 1, 2007
S, O & A Breakdown (Dollars in Thousands)
For 53 Weeks Ended January 3, 2009, Versus 52 Weeks Ended December 29, 2007

				(Pro Forma)
Total	CGI 2008	CHI 2008	Total CHI 2008	CGI 2007	CHI 2007	Total CHI 2007
Salaries and wages	$12,863	$206	$13,069	$12,477	$—	$12,477
Group insurance	1,221	13	1,234	1,288	—	1,288
Profit sharing	246	—	246	256	—	256
Workers’ compensation	136	—	136	101	—	101
	14,466	219	14,685	14,122	—	14,122
Packaging, office, comp. supplies	1,161	1	1,162	1,035	—	1,035
Occupancy expenses	3,057	15	3,072	2,540	90	2,630
Insurance	142	95	237	99	14	113
Cargo loss & damage	105	—	105	15	—	15
Other OSG&A(1)	3,798	1,663	5,461	3,596	1,101	4,697
	8,263	1,774	10,037	7,285	1,205	8,490
	$22,729	$1,993	$24,722	$21,407	1,205	22,612
Personnel expense to gross revenue	17.2%	0.3%	17.4%	18.6%	0.0%	18.7%
All other OSG&A to gross revenue	9.8%	2.1%	11.9%	9.6%	1.6%	11.2%
Total OSG&A to gross revenue	27.0%	2.4%	29.3%	28.2%	1.6%	29.9%

(1)	Other OSG&A consists of repairs and maintenance, travel expenses, dues and subscriptions, warehouse equipment rentals, licenses, non-cash compensation, legal and professional fees. In addition, we have excluded $1,656,000 of expenses to SO&A for 2007, that is shown on the Consolidated Pro Forma Statement of Operations on page 76 of the Financial Statements (Footnote 18). The reason for excluding these expenses is to highlight the significant incremental costs associated with being a public company.

PRO FORMA OF CLARK HOLDINGS PREPARED USING THE ASSUMPTION
THAT THE ACQUISITION OCCURRED AS OF JANUARY 1, 2007
S, O & A Breakdown (Dollars in Thousands)
For 53 Weeks Ended January 3, 2009, Versus 52 Weeks Ended December 29, 2007

				(Pro Forma)
Domestic Division	CGI 2008	CHI 2008	Total CHI 2008	CGI 2007	CHI 2007	Total CHI 2007
Salaries and wages	$10,080	$206	$10,286	$9,798	$—	$9,798
Group insurance	900	13	913	942	—	942
Profit sharing	184	—	184	194	—	194
Workers’ compensation	115	—	115	77	—	77
	11,279	219	11,498	11,011	—	11,011
Packaging, office, comp. supplies	750	1	751	659	—	659
Occupancy expenses	2,220	15	2,235	1,857	90	1,947
Insurance	73	95	168	64	14	78
Cargo loss & damage	84	—	84	8	—	8
Other OSG&A	2,994	1,663	4,657	2,885	1,101	3,986
	6,121	1,774	7,895	5,473	1,205	6,678
	$17,400	$1,993	$19,393	16,484	$1,205	$17,689
Personnel expense to gross revenue	16.2%	0.3%	16.5%	17.4%	0.0%	17.5%
All other OSG&A to gross revenue	8.8%	2.5%	11.3%	8.7%	1.9%	10.6%
Total OSG&A to gross revenue	25.0%	2.8%	27.8%	26.1%	1.9%	28.1%

PRO FORMA OF CLARK HOLDINGS PREPARED USING THE ASSUMPTION
THAT THE ACQUISITION OCCURRED AS OF JANUARY 1, 2007
S, O & A Breakdown (Dollars in Thousands)
For 53 Weeks Ended January 3, 2009, Versus 52 Weeks Ended December 29, 2007

				(Pro Forma)
International Division	CGI 2008	CHI 2008	Total CHI 2008	CGI 2007	CHI 2007	Total CHI 2007
Salaries and wages	$2,783	$—	$2,783	$2,679	$—	$2,679
Group insurance	321	—	321	346	—	346
Profit sharing	62	—	62	62	—	62
Workers’ compensation	21	—	21	24	—	24
	3,187	—	3,187	3,111	—	3,111
Packaging, office, comp. supplies	411	—	411	376	—	376
Occupancy expenses	837	—	837	683	—	683
Insurance	69	—	69	35	—	35
Cargo loss & damage	21	—	21	7	—	7
Other OSG&A	804	—	804	711	—	711
	2,142	—	2,142	1,812	—	1,812
	$5,329	$0	$5,329	$4,923	$0	$4,923
Personnel expense to gross revenue	21.9%	0.0%	21.9%	24.5%	0.0%	24.5%
All other OSG&A to gross revenue	14.7%	0.0%	14.7%	14.3%	0.0%	14.3%
Total OSG&A to gross revenue	36.6%	0.0%	36.6%	38.8%	0.0%	38.8%

Total Selling, Operating and Administrative Expenses — On a pro forma basis, selling, operating and administrative expenses for 2008 increased 9.0% to $24.7 million compared to $22.7 million in 2007. The increase in selling, operating and administrative expense was primarily due to an increase in salary and wage costs of $0.5 million, an increase in occupancy expenses of $0.4 million, an increase in “other OSG&A” costs of $0.8 million, an increase in packaging, office, and computer supplies of $0.1 million, and an increase in insurance costs/cargo loss & damage of $0.2 million. During the first 39 weeks of 2008 expenses related to the Company’s new operating facility in Woodridge, Illinois were not fully offset by a reduction at the Company’s Kansas City, Missouri facility that was being downsized. This was completely corrected by the end of 2008. These expenses are primarily included within occupancy expense and “other OSG&A”.

Domestic Selling, Operating and Administrative — On a pro forma basis, domestic selling, operating and administrative expenses increased 9.2% to $19.4 million in 2008 from $17.8 million in 2007. Domestic personnel expenses increased $0.4 million in 2008 as compared to 2007. This was substantially less than the $0.8 million variance that existed at the end of the 3rd quarter of 2008 and was due timing difference due to two changes to the Company’s accounting policies (the accrual of interim vacation and sick leave and the quarterly accrual of management bonuses) that reversed in the 4th quarter. This $0.4 million in increased personnel expense is the result of the Company strengthening its accounting, information technology and sales & marketing departments to deal with both the additional reporting requirements of being a public company and the need for further new sales. Domestic occupancy expense increased $0.3 million over 2007 as a result of the new operating facility in Woodridge, Illinois. “Other OSG&A” expenses increased $0.7 million, of which more than $0.1 million is from an increase in travel expenses incurred by employees traveling to the new Woodridge facility to participate in the startup activities. The remainder of the net increase ($0.6 million) is a result of additional legal, auditing and insurance costs associated with the transition from being a privately held company to a publicly traded company with SEC reporting requirements.

International Selling, Operating and Administrative — On a pro forma basis, international selling, operating and administrative expenses increased 8.2% in 2008 as compared to 2007. As the Company implements its strategy of growing the international division, it is investing in personnel and other resources. In 2008, personnel expense increased by slightly more than $0.1 million and packaging, office, computer supplies and occupancy costs increased by a combined $0.2 million, as to 2007. These increases were slightly offset by a decrease of $0.1 million in “other OSG&A”.

Personnel Expense — On a pro forma basis, personnel expense increased 3.5% to $14.7 million in 2008 as compared to $14.2 million in the prior year due to an increase in salary and wages of $0.5 million.

Other Selling, Operating and Administrative Expenses — On a pro forma basis, other selling, operating and administrative expenses increased 17.6% to $10.0 million in 2008 compared to $8.5 million in 2007. The increase in other selling, operating and administrative expense is due to an increase of $0.4 million in occupancy expense, an increase of $0.2 million of umbrella insurance/cargo loss, an increase of $0.1 million for packaging, office & computer supplies and an increase of $0.8 million in “other OSG&A” expenses. Included within occupancy expense and “other OSG&A” are costs of $0.5 million relating to the Company’s new operating facility in Woodridge, Illinois that were not fully offset by a reduction in the Company’s Kansas City, Missouri facility that is currently being downsized. Other major component changes in “other OSG&A” expense were increases in bank charges, directors’ fees, insurance, legal and professional fees, option expense, shareholder expenses, and taxes and licenses totaling $1.0 million. “Other OSG&A” expenses that were reduced during 2008 compared 2007 were non-cash compensation of $0.6 million and miscellaneous expenses of $0.1 million.

Liquidity, Capital Resources and the Impact of the Impairment of Goodwill and Other Intangibles

Our primary cash requirements are for working capital, borrowing obligations and capital expenditures. We believe that our existing cash and cash equivalents, cash flow from operations and our amended bank credit facility are adequate to meet our liquidity needs for the foreseeable future, including working capital, capital expenditure requirements, taxes and the term loan amortization obligations.

Upon the closing of the Acquisition on February 12, 2008, the Company had approximately $88,700,000 in funds released from the Trust Account, as well as $80,787 in cash. After payments for the purchase price of CGI, deferred underwriter commissions and transaction related expenses, the Company had approximately $12,200,000 remaining.

In connection with the Acquisition, stockholders owning 1,802,983 of our then-outstanding shares of common stock voted against the Acquisition and exercised their right to convert their shares into a pro rata portion of the Trust Account. The per-share conversion price was equal to the amount in the Trust Account (inclusive of any interest thereon) as of February 8, 2008, two business days prior to the Acquisition, divided by the number of shares of common stock sold in the public offering, or approximately $8.06 per share. In order to receive payment, stockholders had to surrender their shares. 1,787,453 of the conversion shares were surrendered within the required time period. Accordingly, we paid $14,428,871 in cash to the holders of such shares and such shares were subsequently canceled.

Simultaneously with the Acquisition, we entered into the Credit Agreement. Pursuant to the Credit Agreement, we received a financing commitment of up to $30,000,000 for a senior secured credit facility from The Bank in order to (a) pay for conversion shares, (b) provide working capital for us, CGI and CGI’s direct and indirect subsidiaries and (c) provide for future permitted acquisitions. The facility consists of up to $30,000,000, less any amount drawn under the term loan sublimit, as a revolving credit facility with a $3,000,000 sublimit for letters of credit. During the first half of 2008, we have drawn $4,733,000 under the term loan to pay conversions and no funds under the revolving credit facility. As of year end, the balance of the term loan was $4,259,930, while at the end of the 1st quarter 2009, this balance was $3,786,605. The Company has amended this credit facility (see next 2 paragraphs).

As at January 3, 2009, we recorded an impairment charge of approximately $66,000,000, as more fully described in this Item in the section entitled “Impairment to Goodwill and Other Intangibles.” The recording of the impairment charge resulted in events of default with respect to certain of the financial covenants contained in the Credit Agreement. On April 17, 2009, we entered the Amendment to the Credit Agreement, whereby the Bank waived the events of default and agreed to modify the financial covenants to account for the impairment charge. We also agreed to certain other changes to the Credit Agreement. Pursuant to the Amendment, the lenders’ revolving loan commitment is now $3,000,000, which we and our subsidiaries may use for working capital, with a $2,000,000 sublimit for letters of credit. The term loan balance of $3,786,605 remains outstanding. We may borrow up to the amount of the revolving loan commitment, except that our borrowings under the revolving loan may at no time exceed the sum of our borrowing base (as defined in the Amendment) plus our cash collateralized letters of credit less the amount of the outstanding term loan. The interest rate charged under the facility was changed to 4.00% over LIBOR or 2.50% over the prime interest rate, as applicable. The non-use fee changed to 0.675% per year and the fee for letters of credit changed to 1.75%. The amortization of the term loan has not changed.

The amortization of the identifiable intangibles is a $1,413,000 charge per year for financial statement purposes. This amortization is not deductible for tax purposes. Consequently, our future outlays for income taxes are expected to exceed our income tax expense by approximately $565,000 per year assuming a 40% effective tax rate.

In October 2008, the Company signed a software and equipment agreement with an IBM services partner to implement a new accounting and operational software (ERP) package. Simultaneously, the Company is also updating and making selective improvements to its infrastructure to support compliance with regulatory requirements and to accommodate the new application suite. These projects will be funded through a combination of internally generated cash flow, operating and/or capital leases.

Cash Flows

The following table summarizes our historical cash flows:

	53 Weeks Ending January 3, 2009	Year Ending December 31, 2007
Cash provided by operating activities	$2,151	$1,779
Cash provided by (used in) investing activities	$12,148	$(2,954)
Cash (used in) provided by financing activities	$(10,517)	$340

The discussion of our cash flows that follows is based on our historical cash flows for the 53 week period ended January 3, 2009, and year ended December 31, 2007. The majority of the changes are the result of the Acquisition which occurred on February 12, 2008.

Cash Flow from Operating Activities.  Net cash provided by operating activities for the 53 weeks ended January 3, 2009, and the year ended December 31, 2007, were approximately $2.2 million and $1.8 million, respectively.

Cash Flow from Investing Activities.  Net cash provided by investing activities for the 53 week period ended January 3, 2009, was $12.1 million. During the year ended January 3, 2009, there was an $88.4 million increase in cash provided by the release of cash from the trust fund, offset by a $74.6 million decrease associated with the CGI Acquisition, along with $2.1 million decrease associated with paying underwriter expenses, $0.6 million decrease associated with the purchase of property, equipment and the start up of the new ERP system and $0.2 increase associated with proceeds released from escrow.

Cash Flow from Financing Activities.  Net cash used in financing activities for the 53 week period ended January 3, 2009, was $10.5 million. The net cash used by the financing activities resulted from net borrowing of $4.7 million under the Credit Facility, borrowing of $0.1 million from related parties, offset by the repayments to related parties of $0.4 million, repayment of the term loan of $0.5 million and $14.4 million in payments to shareholders who choose to convert their shares as part of the CGI Acquisition.

Disclosures About Contractual Obligations.  CHI has non-cancelable operating leases, primarily for real property and principal repayments associated with the senior credit facility. The leases require CHI to pay maintenance, insurance and other operating expenses.

	(Thousands)
		Payments Due by Period
Contractual Obligations:	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases(1)	9,594	3,723	4,104	1,767	—
ERP Systems	416	103	218	95
Subtotal	10,010	3,826	4,322	1,862	—
Long Term Debt(2)	4,260	1,184	3,076	—	—
Total	14,270	5,010	7,398	1,862	—

(1)	Excludes payments of maintenance, insurance and other operating expenses associated with the lease agreements. These amounts did not represent a significant portion of CGI’s lease obligations in 2008.
(2)	CHI had $3.9 million of cash and cash equivalents on January 3, 2009.

Business and Credit Concentration Risks

Domestically the Company maintains cash and cash equivalents in two banks. The bank balances at year end were in non-interest bearing accounts, which are fully insured by the FDIC. Under this program (i.e., the Temporary Liquidity Guarantee Program) all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account through December 31, 2009.

Critical Accounting Policies

Fiscal Year End — Until fiscal year 2008, the Company used a calendar year ending on December 31 as its fiscal year. Starting with fiscal year 2008, the Company, due to the Acquisition of CGI, has adopted CGI’s fiscal year methodology of a 52 – 53 week fiscal year ending on the Saturday closest to December 31. The 2008 fiscal year was a 53 week fiscal year that ended on January 3, 2009.

Business Activity — The Company is a logistics services company that provides ground, air and ocean freight forwarding, contract logistics, customs clearances, distribution, inbound logistics, truckload brokerage and other supply chain management services. The Company serves its clients through a network of contract logistics providers and distribution centers.

Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions have been eliminated in consolidation. The Company is a holding company with investments in operating entities; Clark Group, Inc., Clark Distribution Systems, Inc., Clark Worldwide Transportation, Inc, Highway Distribution Systems, Inc. and Evergreen Express Lines, Inc.

Business Combinations — The Company has accounted for the Acquisition under the purchase method of accounting in accordance with Statements of Financial Accounting Standards (“SFAS”) No.141 Business Combinations. Accordingly, the cost of the Acquisition has been allocated to the assets and liabilities based upon their respective fair values, including identifiable intangible assets (such as, non-compete agreements, trade names, and customer relationships) and the remaining cost allocated to goodwill.

Recognition of Revenue — Gross revenues consist of the total dollar value of goods and services purchased from the Company by our customers. Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, establishes the criteria for recognizing revenues on a gross or net basis. All transactions are recorded at the gross amount charged to customers for service. In these transactions, the Company is the primary obligor, a principal to the transaction, assumes all credit risk, maintains substantially all risks and rewards, has discretion to select the supplier, and has latitude in pricing decisions. The Company has no material revenues relating to activities where these factors are not present. The Company also recognizes revenue in accordance with Method 5 of Emerging Issues Task Force (EITF) Issue No. 91-9, Revenue and Expense Recognition for Freight Services in Process. Accordingly, gross revenue and freight consolidation costs for domestic ground freight, international air and ocean freight forwarding services are recognized based upon the relative transit time in each reporting period with expense recognized as incurred. The Company computes relative transit time by considering the mode of transportation and the destination. Domestic ground freight estimates are highly predictable and are based on historical delivery data. International air and ocean freight transit estimates are based on published third party carrier arrival schedules. Gross profits are gross revenues less freight expense.

Cash and Cash Equivalents — For purposes of the consolidated statements of cash flows, the Company considers all short term, highly liquid investments with an original maturity of less than 90 days to be cash equivalents.

Accounts Receivable — Accounts receivable are recorded at management’s estimate of net realizable value. Management evaluates the adequacy of the allowance for uncollectible accounts on a customer specific basis. These factors include historical trends, general and specific economic conditions and local market conditions. Accounts are written off when management determines collection is doubtful. The balances for the allowance for uncollectible accounts were $348,000 and $0 as of January 3, 2009, and December 31, 2007, respectively.

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

Selling Operating and Administrative Expenses — Selling, operating and administrative expenses include all operating expenses except freight. These expenses include personnel, occupancy, packaging, supplies, insurance, cargo losses and depreciation.

Fair Value of Financial Instruments — The Company’s financial instruments consist of accounts receivable, accounts payable and debt. The fair value of these financial instruments approximates their carrying value.

Operating Leases — The Company leases most of its distribution facilities and transportation equipment. At inception, each lease is evaluated to determine whether the lease will be accounted for as an operating or capital lease. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal can be reasonably assured and failure to exercise such option would result in an economic penalty. The Company currently has no leases that meet the capital lease requirements, therefore all leases are currently accounted for as operating.

The Company records rental expense on a straight-line basis.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements.

The Company accrues freight expense for any transportation costs that have been incurred, but have not been included in accounts payable. These estimates are used to substantiate vendor invoices for purchased transportation for shipments that have been completed at the end of the period. At any time we have about 3 weeks of freight expense accrued domestically and about 5 weeks accrued for international operations. Clark maintains a relational database of all freight purchases by vendor and by lane to assist in the purchase of freight and the estimation of the accruals at period end.

The Company uses a combination of insurance and self-insurance to provide for the liabilities for workers’ compensation, healthcare benefits, general liability, property insurance, and vehicle liability. Liabilities associated with the self-insured risks are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other assumptions. The estimated accruals for these liabilities, portions of which are calculated by independent third party service providers, could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. The self-insurance reserve for medical, dental and workers’ compensation was included in “accrued expense” on the balance sheets at January 3, 2009, and December 31, 2007, and was $395,000 and $0, respectively.

Accounting for Goodwill, Intangibles and Other Long-Lived Assets — The Company accounts for goodwill, intangibles and other long-lived assets in accordance with SFAS No. 142, Goodwill and Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Under SFAS No. 141, goodwill represents the excess of cost (purchase price) over the fair value of net assets acquired. Acquired intangibles are recorded at fair value as of the date acquired using the purchase method. Under SFAS No. 142, goodwill and other intangible assets determined to have an indefinite life are not amortized, but are tested for impairment at least annually or when events or changes in circumstances indicates that the assets might be impaired. The impairment test for intangible assets consists of a comparison of its fair value with its carrying value. If the carrying amount exceeds its fair value, an impairment loss is recognized.

The goodwill impairment test is a two-step process. The first step involves a comparison of the fair market value of a reporting unit with its carrying value. If the fair market value is equal to or greater than the unit’s carrying value, then goodwill of the reporting unit is not considered to be impaired. Alternatively, if the carrying value of the reporting unit exceeds its fair market value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The annual impairment test was performed in the fourth quarter.

Other intangible assets, which include non-compete agreements and customer relationships are amortized on a straight-line basis over the estimated useful lives of 5 to 12 years.

Comprehensive Income — SFAS No. 130, Reporting Comprehensive Income, established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income for the 53 weeks ended January 3, 2009, and year ended December 31, 2007, were the same as net income for the Company.

Stock Based Compensation — SFAS No. 123 (revised 2004), Share-Based Payments, (“SFAS 123R”) requires the Company to recognize expense for its share-based compensation based on the fair value of the awards that are granted. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. Option valuation methods require the input of highly subjective assumptions, including the expected stock price volatility. Measured compensation expense, related to such option grants, is recognized ratably over the vesting period of the related grants.

Foreign Currency — For consolidation purposes, assets and liabilities expressed in currencies other than U.S. dollars are translated at the rates of exchange effective at the balance sheet date. These gains and losses arising on re-measurement are accounted for in the income statement. Gains and losses on translation were not material.

Income Taxes — The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) as of January 1, 2007, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements and requires companies to use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. The adoption did not impact the Company’s financial position, results of operations or cash flows for the year ended December 31, 2007. As of January 3, 2009, the Company had no material unrecognized income tax benefits, expected changes to unrecognized income tax benefits or interest and penalties.

The Company’s accounting policy for recognition of interest and penalties related to income taxes is to include such items as a component of income tax expense.

CGI was a subchapter S corporation through February 12, 2008, the date of acquisition. Prior to February 12, 2008, CGI was not subject to federal or state income tax, with the exception of certain states that do not recognize federal S corporation status. CGI had evaluated the potential tax, interest and penalties relating to this exposure as of December 29, 2007; it was determined to be immaterial. Upon acquisition, CGI’s S corporation status was terminated, and after that date, the Company will be taxed as a C corporation for federal and state income tax purposes. The Company will file a consolidated income tax return for federal tax purposes and in states where consolidated filings are allowed or required. The Company will file income tax returns in the United Kingdom for its discontinued foreign subsidiary for 2008. The Company will begin filing in all jurisdictions determined by the Company to have potential exposure in 2008. In addition, the Company, as a result of a nexus study, had determined that an increase in the number of states the Company currently files in will be implemented. The impact of these increased filings has been accounted for in the tax provision for the 53 weeks ended January 3, 2009. All tax years since the Company’s inception (September 1, 2005) as filed or yet to be filed are open to examination by the appropriate tax authorities.

FIN 48: Accounting for Uncertainty in Income Taxes — Management has developed control processes and procedures that will achieve the following control objectives with respect to FIN 48 and uncertain tax positions:

•	All material tax positions taken or expected to be taken in tax returns are identified.
•	The appropriate unit of account is determined for each material tax position.
•	Only tax positions that meet the more-likely-than-not recognition threshold are recognized.
•	All tax positions that meet the more-likely-than-not recognition threshold are recognized.
•	All previously unrecognized tax positions that subsequently meet the more-likely-than-not recognition threshold are recognized in the first interim period in which the recognition threshold is met.

•	All previously recognized tax positions that subsequently fail to meet the more-likely-than-not recognition threshold are derecognized in the first interim period in which the recognition threshold is no longer met.
•	The amount of benefit recognized for each tax position is the largest amount that is greater than 50 percent likely to be realized.
•	New information — such as new tax laws, regulations, and court cases — that affects the recognition and measurement of the benefits of a tax position is identified in a timely manner and properly evaluated.
•	The recognition and measurement of the benefits of a tax position reflect all information available to management at the reporting date and do not take into account facts and circumstances and developments occurring after the reporting date but before the issuance of the financial statements.
•	Interest and penalties are properly measured and recorded for all uncertain tax positions.
•	Amounts recorded for unrecognized tax benefits, including interest and penalties, are properly presented, classified, and disclosed in the consolidated financial statements.

Earnings per Common Share (“EPS”) — Prior to the Acquisition of CGI, the Company’s statement of operations had included a presentation of earnings per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share.

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

The Company measures the effects of options and warrants on diluted EPS through application of the treasury stock method, whereby the proceeds received by the Company based on assumed exercise are hypothetically used to repurchase the Company’s common stock at the average market price for the period. Dilution will occur according to the treasury stock method only if the average market price of the Company’s common stock is higher than the exercise price of either the stock options and/or warrants. When the opposite is present (i.e., the average market price is lower), the results are antidilutive, and the impact of either the stock options and/or warrants is ignored.

The average market price of the Company’s common stock from January 1, 2008, to January 3, 2009, was $2.80 and since it was lower than the exercise price of the warrants, the impact of the warrants is excluded from the diluted EPS calculation for the 53 week period ended January 3, 2009.

During the 53 weeks ended January 3, 2009, the average market price of the Company’s stock was not higher than the exercise price of certain options granted, therefore, the impact of certain stock options is excluded in the diluted EPS calculations for the 53 weeks ended January 3, 2009.

New Accounting Standards — On September 15, 2006, the FASB issued, SFAS No. 157, Fair Value Measurements. The standard provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. On November 14, 2007, the FASB granted a one-year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities. This deferral was formalized in February 2008, when the FASB issued FASB staff position “FSP” SFAS No. 157-2, Effective Date of FASB Statement No. 157. The Company is evaluating the impact that the adoption of “FSP” SFAS No 157-2 will have on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This new standard provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB believes that SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and No. 107. This Statement is effective beginning January 1, 2008, for the Company, with early adoption permitted under certain circumstances. Management did not adopt the fair value election for any assets or liabilities as of the effective date of the standard and therefore the standard had no impact on the Company's consolidated financial statements.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”) to permit entities, under certain circumstances, to continue to use the “simplified” method in developing estimates of expected term of “plain-vanilla” share options in accordance with Statement No. 123R, Share-Based Payment. SAB 110 amended SAB 107 to permit the use of the “simplified” method beyond December 31, 2007. The Company has adopted SAB 110 for its computation of share-based compensation.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS 141. SFAS 141R retains the fundamental requirements of SFAS 141, but revises certain principles, including the definition of a business combination, the recognition and measurement of assets acquired and liabilities assumed in a business combination, the accounting for goodwill and financial statement disclosure. SFAS 141R will be effective for an acquisition, which is on or after the beginning of the first annual reporting period, beginning on or after December 15, 2008, and can also impact legacy purchases as it relates to income tax benefits. The Company is evaluating the impact the adoption of SFAS 141R will have on the consolidated financial statements.

On April 25, 2008, the FASB issued FASB staff position “FSP” SFAS No.142-3, Determination of the Useful Life of Intangible Assets. This staff position paper amends factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB SFAS No. 142, Goodwill and Other Intangible Assets. This FSP will be effective for fiscal years beginning on or after December 15, 2008, and early adoption is prohibited. The Company is evaluating the impact that the adoption of “FSP” SFAS No. 142-3 will have on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 established new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and early adoption is prohibited. The Company is evaluating the impact that the adoption of SFAS No. 160 will have on the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Control and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that control deficiencies which constitute a material weakness, as discussed below, existed in our internal control over financial reporting as of January 3, 2009. We view our internal control over financial reporting as integral to our disclosure controls and procedures. Because of the material weakness described below, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of January 3, 2009.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Our internal control over financial reporting includes policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Our management, with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of January 3, 2009. In making the assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of our internal control over financial reporting as of January 3, 2009, our management identified the following material weakness in the Company’s internal control over financial reporting:

•	We determined that our information technology system control processes were inadequate or ineffective.

Based on our assessment and because of the material weakness described above, our management concluded that our internal control over financial reporting was not effective as of January 3, 2009. The Company is in the process of remediating this material weakness, as described below. Management believes that the indicated control deficiencies do not affect the Company’s financial strength or business prospects.

In light of the material weakness described above, we performed additional analyses and other post-closing procedures to determine that our financial statements included in this report were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Remediation Activities

Our management has discussed the material weakness described above with our Audit Committee. In an effort to remediate the identified material weakness, we have initiated and/or undertaken the following actions:

(1)	Management has hired, and will continue to hire, additional personnel with technical knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S. GAAP requirements. The particular areas where training and experience are key aspects of the controls being strengthened and improved are being used to form part of the criteria for future hires for IT; additionally, in some cases, technology is being selectively deployed to transition several areas with weak administrative controls and potential exposures to enable an automated support framework. The use of experienced external resources and training, a focus on improving these areas, and revisions to roles and responsibilities will have a very positive effect on remediation of these material weaknesses. In addition, internal training and awareness programs, with improved documentation, will be launched in the year to provide an understanding of the shared roles and responsibilities of all employees to meet and maintain compliance criteria.
(2)	Where necessary, we will supplement personnel with qualified external advisors. We have retained senior level and highly qualified personnel from well known firms with strong training and experience to advise and consult in specific areas of focus and remediation. Additionally, we have and will continue to retain qualified vendors who are long term providers for key technologies as well as accompanying procedures and guidelines that support our short term and long range strategic objectives. We have accelerated activities using additional external resources where appropriate. As we initiate and progress in the projects and activities focusing on both strengthening and improving our controls and the associated procedures, processes and guidelines, we have and will continue to leverage strong relationships with knowledgeable sources to bring in and continue to improve our capabilities for compliance using both administrative and technological means.
(3)	Our new financial system and software has been acquired, is in the implementation process, and will be operational within fiscal year 2009. This software and system has been and is currently used in many public companies, has a global presence and provides off the shelf capabilities and features that reduce the complexity and intricacy of designing and developing accounting and reporting controls and capabilities, thus accelerating the implementation. The activities of Business Requirements and Analysis have been completed, and we are following a proven methodology of design and integration of the software to meet the specific needs of Clark’s business. The new financial system will integrate controls, administrative and management reporting capabilities with improved security over the data and improved audit capabilities. The use of this modern database-oriented financial and accounting system will improve the Company’s ability to perform detailed analysis and reporting, reduce the monthly, quarterly and annual information cycles, as related to accounting and compliance reporting, provide a higher level of automated control on system access and enable user process workflow capabilities.
(4)	Through the acquisition of The Clark Group, Inc. on February 12, 2008, and aggressive recruiting, the Company has hired additional resources with expertise in the selection and application of generally accepted accounting principles commensurate with their financial reporting requirements. Currently, there are 5 Certified Public Accountants (“CPAs”) within the Company. In addition, the Company worked very closely with outside consultants in their 404(a) assessment to improve the effective controls to ensure a reasonable assurance that management review procedures were properly performed over the accounts and disclosures of the financial statements.
(5)	The IT department, in conjunction with Company management and external consultants, has developed a specific framework that is guiding the scoping and initiation of a series of projects and initiatives targeting specific remediation activities and change management issues relating to the material weakness and improving the Company’s capabilities to manage data, systems and software. The 2009 budget is providing for additional IT personnel and technology investments to address the weakness in controls as well as provide training for existing personnel. A communications program is planned to reach out to operations and support personnel across all of the Company in support of these efforts. Areas where documentation, methodologies, processes, procedures and guidelines are required to help meet compliance targets are being reviewed and improvements are being made as we go forward. In several cases, where technology can be used to improve and augment administrative controls and compliance, investment options are being investigated, selectively reviewed and appropriate recommendations are being made.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have not been any changes in our internal control over financial reporting in the quarter ended January 3, 2009, which have materially affected, or are likely to materially affect, our internal control over financial reporting.

Limitation on Effectiveness of Controls

All internal control systems have inherent limitations, including the possibility of circumvention and overriding the control. Accordingly, even effective disclosure controls and procedures and internal control over financial reporting can provide only reasonable assurance as to the reliability of financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

Item 9B. Other Information

Disclosure relating to the Amendment to the Credit Agreement, dated April 17, 2009, as required by Item 1.01 of Form 8-K, is set forth in Item 1 in the section entitled “The Credit Facility” and is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of May 18, 2007, and amended on November 1, 2007, by and among Registrant, The Clark Group, Inc. and the stockholders of The Clark Group, Inc.(1)
3.1	Amended and Restated Certificate of Incorporation of Registrant.(2)
3.2	Bylaws of the Registrant.(3)
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Common Stock Certificate.(2)
4.3	Specimen Warrant Certificate.(2)
4.4	Warrant Agreement.(4)
4.5	First Supplemental Warrant Agreement by and between the Registrant and The Bank of New York.(5)
10.1	Form of Stock Transfer Agency Agreement entered into by and between The Bank of New York and the Registrant.(4)
10.2	Form of Registration Rights Agreement among the Registrant and the stockholders listed on the signature page thereto.(4)
10.3	Employment Agreement, dated May 18, 2007, between The Clark Group, Inc. and Timothy Teagan.(1)
10.4	Agreement dated February 1, 2008, among Clark-GLAC Investment, LLC, James J. Martell, Gregory E. Burns, Maurice Levy, Mitchel Friedman and the Registrant.(6)
10.5	Agreement dated February 1, 2008, among James J. Martell, Gregory E. Burns, Donald McInnes, Charles Royce, Edward Cook and the Registrant.(6)
10.6	Agreement dated February 8, 2008, among Clark-GLAC Investment, LLC, James J. Martell, Gregory E. Burns, Charles Royce and Mitchel Friedman, and the Registrant.(7)
10.7	Escrow Agreement, dated February 12, 2008, by and among the Registrant, the Sellers as listed on the signature page thereto, Charles C. Anderson, Jr., or in his absence, Jay Maier, as representative of the Sellers, and Continental Stock Transfer & Trust Company.(1)
10.8	Stockholder Escrow Agreement, dated February 12, 2008, by and among the Registrant, the parties listed under Stockholders on the signature page thereto and The Bank of New York.(1)
10.9	Registrant’s 2007 Long-Term Incentive Equity Plan.(1)
10.10	Credit Agreement dated as of February 12, 2008, by and among the Registrant, Clark, the Corporation, Clark Worldwide Transportation, Inc., Highway Distribution Systems, Inc. and Evergreen Express Lines, Inc., as Borrowers, the various financial institutions thereto, as Lenders, and LaSalle, as Administrative Agent.(2)
10.11	Consent Agreement dated March 6, 2008, by and among the Registrant, The Clark Group, Inc., Clark Distribution Systems, Inc., Clark Worldwide Transportation, Inc., Highway Distribution Systems, Inc. and Evergreen Express Lines, Inc. and LaSalle Bank National Association.(8)
10.12	Consent to Credit Agreement dated as of April 10, 2008, by and among Clark Holdings Inc., The Clark Group, Inc., Clark Distribution Systems, Inc., Clark Worldwide Transportation, Inc., Highway Distribution Systems, Inc. and Evergreen Express Lines, Inc. and LaSalle Bank National Association.(9)
10.13	Waiver and Amendment No. 2 to Credit Agreement dated as of April 17, 2009, by and among Clark Holdings Inc., The Clark Group, Inc., Clark Distribution Systems, Inc., Clark Worldwide Transportation, Inc., Highway Distribution Systems, Inc., Evergreen Express Lines, Inc. and Bank of America, N.A. (successor-in-interest to LaSalle Bank National Association).

Exhibit No.	Description
14.1	Registrant’s Code of Ethics.(4)
21.1	List of Subsidiaries.(2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(4)
99.2	Nominating Committee Charter.(2)

(1)	Incorporated by reference to the Registrant’s Definitive Proxy Statement (No. 001-32735), filed January 28, 2008.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 7, 2008.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 2, 2008.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-128591).
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 1, 2008.
(7)	Incorporated by reference to the Registrant’s Amended Current Report on Form 8-K, filed February 20, 2008.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 10, 2008.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed April 23, 2008.

CLARK HOLDINGS INC.
(Formerly Global Logistics Acquisition Corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Clark Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of Clark Holdings, lnc. (formerly Global Logistics Acquisition Corporation) and subsidiaries (collectively, the “Company”) as of January 3, 2009, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the 53 week period ended January 3, 2009. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clark Holdings, Inc. as of January 3, 2009, and the results of its operations and its cash flows for the 53 week period ended January 3, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Parente Randolf, LLC
Philadelphia, Pennsylvania
April 17, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Clark Holdings Inc. (formerly Global Logistics Acquisition Corporation)

We have audited the accompanying balance sheet of Clark Holdings, Inc. (formerly Global Logistics Acquisition Corporation (a development stage company)) (the “Company”) as of December 31, 2007 and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clark Holdings Inc. (formerly Global Logistics Acquisition Corporation) as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the financial statements, the Company consummated a business acquisition in 2008.

Eisner LLP
New York, New York
March 31, 2008

CLARK HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	January 3, 2009	December 31, 2007
ASSETS
Current assets:
Cash and equivalents	$ 3,915	$133
Accounts receivable, net of allowance for doubtful accounts of $348,000 and $0 respectively)	5,557	—
Other receivables	62	—
Prepaid expenses	1,594	159
Deferred tax assets – current	718
Total current assets	11,846	292
Other assets:
Investments in marketable securities held in trust account	—	88,423
Deferred acquisition costs	—	874
Deferred tax assets – non-current	—	811
Total other assets	—	90,108
Property and equipment, net of accumulated depreciation	1,925	—
Intangible assets, net of accumulated amortization	16,746
Total assets	$ 30,517	$90,400
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long term debt	$ 1,184	—
Accounts payable	2,500	—
Accrued expenses and other payables	5,428	$537
Notes payable and accrued interest-related party	—	348
Deferred underwriting fees	—	2,640
Total current liabilities	9,112	3,525
Commitments and contingencies
Common stock subject to conversion 2,199,999 shares	—	16,896
Interest attributable to common stock, subject to possible conversion (net of taxes of $0 and $313,349, respectively)	—	789
Long term debt	3,076	—
Deferred tax liabilities, non-current	6,576
Stockholders’ Equity
Preferred stock – $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock – $.0001 par value; 400,000,000 shares authorized; 13,500,000 issued and outstanding at December 31, 2007 (including 2,199,999 shares subject to conversion) and 10,859,385 issued and outstanding at January 3, 2009	1	1
Additional paid-in capital	73,398	67,174
Retained (deficit) earnings	(61,646)	2,015
Total stockholders’ equity	11,753	69,190
Total liabilities and stockholders’ equity	$ 30,517	$90,400

CLARK HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)

	53 Weeks Ended Jan 3, 2009	Year Ended Dec 31, 2007
Gross revenues	$ 84,167	—
Freight expense	(54,702)	—
Gross profit	29,465	—
Depreciation and amortization	(1,451)
Impairment of goodwill and intangible assets	(66,568)
Selling, operating and administrative expenses	(24,722)	$(1,205)
Loss from operations	(63,276)	(1,205)
Interest income – trust	290	3,819
Interest income – other		4
Interest expense	(167)	—
Income before income taxes and adjustments	(63,153)	2,618
Less: Clark Group Inc. income from 12/30/2007 to 02/11/2008	(834)	—
(Loss) income before income taxes	(63,987)	2,618
Income tax benefit (expense)	326	(1,186)
Net (loss) income	$ (63,661)	$1,432
Maximum number of shares subject to possible conversion (Pro forma):
Weighted average number of shares		2,200
Income per share amount (basic and diluted)		$0.19
Weighted average number of shares outstanding not subject to possible conversion (Pro forma):
Basic		11,300
Diluted		14,310
Weighted average number of shares outstanding:
Basic	11,306
Diluted	11,306
Net (loss) income per share:
Basic	$(5.63)	$0.09
Diluted	(5.63)	0.07

See Notes to Consolidated Financial Statements

CLARK HOLDINGS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Thousands, Except Share Data)

	Shares	Amount	Restricted Shares	Additional Paid-In Capital	Retained Earnings (Deficit)	Total
Balance – December 31, 2006	13,500,000	$1		$66,601	$1,002	$67,604
Capital contributed in the form of shares transferred by the principal stockholders				573		573
Accretion of trust fund relating to common stock subject to possible conversion for the year ended December 31, 2007 (net of taxes of $344,814)					(419)	(419)
Net Income for the year ended December 31, 2007					1,432	1,432
Balance – December 31, 2007	13,500,000	1		67,174	2,015	69,190
Equity issuance per Purchase Agreement	320,276			2,473		2,473
Transfer in from contingency for stock conversion, net				18,118		18,118
Reduction due to stock conversion	(1,787,453)			(14,429)		(14,429)
Restricted shares per Stockholders’ Escrow Agreement	(1,173,438)		1,173,438
Net loss for 53 weeks ended Jan 3, 2009					(63,661)	(63,661)
Adjustment for option expense				62		62
Balance – Jan 3, 2009	10,859,385	$1	1,173,438	$73,398	$(61,646)	$11,753

See Notes to Consolidated Financial Statements

CLARK HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	53 Weeks Ended Jan 3, 2009	Year Ended Dec 31, 2007
Cash Flows from Operating Activities:
Net income	$(63,661)	$1,432
Adjustment to reconcile net income to cash flows from operating activities
Depreciation	177	—
Amortization	1,246	—
Impairment of goodwill and intangible assets	66,568	—
Shared-based compensation cost	62
Non-cash compensation	—	573
Deferred tax benefit	—	(383)
Forgiveness of related party benefit		(10)
(Increase) Decrease in accounts receivable	160	—
(Increase) Decrease in other receivables	291	—
(Increase) Decrease in prepaid expense	(532)	(103)
(Increase) Decrease in deferred income tax	(1,787)	—
Increase (Decrease) in accounts payable	(3,515)	—
Increase (Decrease) in accrued expenses and other payables	3,142	270
Net cash provided by operating activities	2,151	1,779
Cash Flows from Investing Activities:
Decrease in marketable securities held in trust account	88,423	—
Acquisition of Clark Group, Inc.	(74,634)	—
Proceeds from released escrow fund	245
Payment of deferred underwriting fees	(2,112)	—
Purchase of property and equipment	(648)	—
Redemption/Payment of deferred acquisition costs	874	(874)
Purchase of investments in a fund	—	(3,819)
Redemption of investment in a fund	—	1,739
Net cash provided by (used in) investing activities	12,148	(2,954)
Cash Flows from Financing Activities:
Proceeds from note payable to related parties	135	340
Repayment of note payable to related parties	(483)	—
Repayment of term loan	(473)
Proceeds from term loan	4,733	—
Costs of stock conversion	(14,429)	—
Net cash (used in) provided by financing activities	(10,517)	340
Net increase (decrease) in Cash and Cash Equivalents	3,782	(835)
Cash and Cash Equivalents – beginning of period	133	968
Cash and Cash Equivalents – end of period	$3,915	$133
Cash paid during the period
Income taxes	$1,866	$1,732
Interest	166	—
Non-Cash Financing Activity:
Reduction in deferred underwriting fees, adjustment of additional paid-in capital	$433	—
Shares not converted, adjustment to additional paid-in capital	$3,256	—
Accretion of trust income relating to common stock subject to possible conversion	—	$419

See Notes to Consolidated Financial Statements

CLARK HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Operations

Clark Holdings Inc. (formerly Global Logistics Acquisition Corporation) (the “Company”) was incorporated in Delaware on September 1, 2005. The Company was formed to serve as a vehicle for the acquisition of one or more operating businesses in the transportation and logistics sector and related industries through a merger, capital stock exchange, asset acquisition or other similar business combination. All activity from September 1, 2005 through February 21, 2006 related to the Company’s formation and preparation for its initial public offering, is described below. Starting on February 21, 2006, the date the initial public offering was consummated, the Company began searching for a target business to acquire. On May 18, 2007, the Company entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with The Clark Group, Inc. (“CGI”) and the stockholders of CGI, pursuant to which the Company agreed to purchase 100% of CGI’s shares of common stock. In February 2008, the Company completed the Acquisition of CGI (the “Acquisition”). (Note 4) Upon the completion of the Acquisition, the Company exited the developmental stage and ceased being a “Special Purpose Acquisition Corporation” or SPAC.

The registration statement for the Company’s initial public offering (“Offering”) of 10,000,000 units (as defined in Note 3) was declared effective on February 15, 2006. The Company consummated the Offering on February 21, 2006. On March 1, 2006, the Company sold an additional 1,000,000 units pursuant to the underwriter’s over-allotment option. In total, the Company recorded net proceeds of approximately $80,997,000 after deducting underwriting discounts and commissions (including $2,640,000 of deferred underwriting discounts and commissions) and offering expenses. The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering were intended to be generally applied towards the consummation of an initial business combination with (or acquisition of) one or more operating businesses in the transportation and logistics sector and related industries (“Business Combination”). Accordingly, of the $80,997,000 in net proceeds, $79,340,000 was placed in a trust account (“Trust Account”) that was not to be released until the Company consummated a Business Combination. The operating business that the Company acquired in such Business Combination had to have a fair market value equal to at least 80% of the balance in the Trust Account (excluding deferred underwriting discounts and commissions of $2,640,000) at the time of such acquisition. The funds in the Trust Account were invested in short-term securities issued or guaranteed by the United States Treasury. The remaining proceeds from the Offering were used to pay for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. At December 31, 2007, $88,423,218 ($2,640,000 of which consists of deferred underwriting discounts and commissions) of the net proceeds inclusive of interest earned subject to unpaid taxes was held in such Trust Account. Upon the consummation of the Acquisition on February 12, 2008, the funds held in the Trust Account were released to the Company. With respect to the Business Combination, any public stockholders who voted against the Business Combination may demand conversion of their shares (excluding warrants). As a result, a portion of the net proceeds from the Offering (approximately 19.99% of the amount held in the Trust Account) inclusive of interest, but net of taxes was classified as common stock subject to possible conversion and was converted in the first quarter of 2008.

On February 15, 2008, the Company received notice from the American Stock Exchange LLC (“AMEX”) indicating it no longer complied with AMEX’s listing standards because it had fewer than the required minimum of 400 public shareholders, as set forth in Section 102(a) of the Company Guide, and that its securities were, therefore, subject to possible delisting from AMEX. The Company appealed this determination. The AMEX Listing Qualifications Panel conducted a hearing on the basis of written submissions and on July 3, 2008, AMEX notified the Company that the AMEX Panel had authorized the continued listing of the Company’s securities on AMEX, notwithstanding that the Company did not fully satisfy AMEX’s regular Initial Listing Standards. The AMEX Panel’s decision was based on the Company’s satisfaction of the AMEX Alternative Listing Standard set forth in Section 1203(c)(i)(A) of the AMEX Company Guide and its finding that the Company’s long history of operations in the transportation management and logistics area (via the operating company acquired by Global Logistics Acquisition Corporation in February 2008), its immediate

CLARK HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Operations  – (continued)

plans to increase the number of public shareholders, as well as its current growth strategy and financial performance were mitigating factors which warrant listing pursuant to AMEX’s Alternative Listing Standards.

2. Summary of Significant Accounting Policies

Fiscal Year End — Until fiscal year 2008, the Company used a calendar year ending on December 31 as its fiscal year. Starting with fiscal year 2008, the Company, due to the Acquisition of CGI, has adopted CGI’s fiscal year methodology of a 52 – 53 week fiscal year ending on the Saturday closest to December 31. The 2008 fiscal year was a 53 week fiscal year that ended on January 3, 2009.

Business Activity — The Company is a logistics services company that provides ground, air and ocean freight forwarding, contract logistics, customs clearances, distribution, inbound logistics, truckload brokerage and other supply chain management services. The Company serves its clients through a network of contract logistics providers and distribution centers.

Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions have been eliminated in consolidation. The Company is a holding company with investments in operating entities: Clark Group, Inc., Clark Distribution Systems, Inc., Clark Worldwide Transportation, Inc., Highway Distribution Systems, Inc. and Evergreen Express Lines, Inc.

Business Combinations — The Company has accounted for the Acquisition under the purchase method of accounting in accordance with Statements of Financial Accounting Standards (“SFAS”) No.141 Business Combinations. Accordingly, the cost of the Acquisition has been allocated to the assets and liabilities based upon their respective fair values, including identifiable intangible assets (such as, non-compete agreements, trade names, and customer relationships) and the remaining cost allocated to goodwill.

Recognition of Revenue — Gross revenues consist of the total dollar value of goods and services purchased from the Company by our customers. Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, establishes the criteria for recognizing revenues on a gross or net basis. All transactions are recorded at the gross amount charged to customers for service. In these transactions, the Company is the primary obligor, a principal to the transaction, assumes all credit risk, maintains substantially all risks and rewards, has discretion to select the supplier, and has latitude in pricing decisions. The Company has no material revenues relating to activities where these factors are not present. The Company also recognizes revenue in accordance with Method 5 of Emerging Issues Task Force (EITF) Issue No. 91-9, Revenue and Expense Recognition for Freight Services in Process. Accordingly, gross revenue and freight consolidation costs for domestic ground freight, international air and ocean freight forwarding services are recognized based upon the relative transit time in each reporting period with expense recognized as incurred. The Company computes relative transit time by considering the mode of transportation and the destination. Domestic ground freight estimates are highly predictable and are based on historical delivery data. International air and ocean freight transit estimates are based on published third party carrier arrival schedules. Gross profits are gross revenues less freight expense.

Cash and Cash Equivalents — For purposes of the consolidated statements of cash flows, the Company considers all short term, highly liquid investments with an original maturity of less than 90 days to be cash equivalents.

Accounts Receivable — Accounts receivable are recorded at management’s estimate of net realizable value. Management evaluates the adequacy of the allowance for uncollectible accounts on a customer specific basis. These factors include historical trends, general and specific economic conditions and local market conditions. Accounts are written off when management determines collection is doubtful. The balances for the allowance for uncollectible accounts were $348,000 and $0 as of January 3, 2009, and December 31, 2007, respectively.

CLARK HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

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

Selling, Operating and Administrative Expenses — Selling, operating and administrative expenses includes all operating expenses except freight. These expenses include personnel, occupancy, packaging, supplies, insurance, cargo losses and depreciation.

Fair Value of Financial Instruments — The Company’s financial instruments consist of accounts receivable, accounts payable and debt. The fair value of these financial instruments approximates their carrying value.

Operating Leases — The Company leases most of its distribution facilities and transportation equipment. At inception, each lease is evaluated to determine whether the lease will be accounted for as an operating or capital lease. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal can be reasonably assured and failure to exercise such option would result in an economic penalty. The Company currently has no leases that meet the capital lease requirements, therefore all leases are currently accounted for as operating. The Company records rental expense on a straight-line basis.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements.

The Company accrues freight expense for any transportation costs that have been incurred, but have not been included in accounts payable. These estimates are used to substantiate vendor invoices for purchased transportation for shipments that have been completed at the end of the period.

The Company is self insured for a portion of its workers’ compensation. In the ordinary course of operations, employees may be injured and file a claim for workers’ compensation. Based upon its review of open claims, management adjusts the balance sheet accrual to maintain adequate reserves for its estimate of incurred losses, including an estimate for incurred but not reported claims (IBNR). IBNR includes future development of incurred losses. (See Note 8) Actual results could differ from these estimates.

Accounting for Goodwill, Intangibles and Other Long-Lived Assets — The Company accounts for goodwill, intangibles and other long-lived assets in accordance with SFAS No. 142, Goodwill and Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Under SFAS No. 141, goodwill represents the excess of cost (purchase price) over the fair value of net assets acquired. Acquired intangibles are recorded at fair value as of the date acquired using the purchase method. Under SFAS No. 142, goodwill and other intangible assets determined to have an indefinite life are not amortized, but are tested for impairment at least annually or when events or changes in circumstances indicate that the assets might be impaired. The impairment test for intangible assets consists of a comparison of its fair value with its carrying value, if the carrying amount exceeds its fair value, an impairment loss is recognized.

CLARK HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

The goodwill impairment test is a two-step process. The first step involves a comparison of the fair market value of a reporting unit with its carrying value. If the fair market value is equal to or greater than the unit’s carrying value, then goodwill of the reporting unit is not considered to be impaired. Alternatively, if the carrying value of the reporting unit exceeds its fair market value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The annual impairment test was performed in the fourth quarter. (Note 6)

Other intangible assets, which include non-compete agreements and customer relationships, are amortized on a straight-line basis over the estimated useful lives of 5 to 12 years.

Comprehensive Income — SFAS No. 130, Reporting Comprehensive Income, established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income for the 53 weeks ended January 3, 2009 and year ended December 31, 2007, were the same as net income for the Company.

Stock Based Compensation — SFAS No. 123 (revised 2004), Share-Based Payments, (“SFAS 123R”) requires the Company to recognize expense for its share-based compensation based on the fair value of the awards that are granted. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. Option valuation methods require the input of highly subjective assumptions, including the expected stock price volatility. Measured compensation expense related to such option grants, is recognized ratably over the vesting period of the related grants. (Note 10)

Foreign Currency — For consolidation purposes, assets and liabilities expressed in currencies other than U.S. dollars are translated at the rates of exchange effective at the balance sheet date. These gains and losses arising on re-measurement are accounted for in the income statement. Gains and losses on translation were not material.

Income Taxes — The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) as of January 1, 2007, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements and requires companies to use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. The adoption did not impact the Company’s financial position, results of operations or cash flows for the year ended December 31, 2007. As of January 3, 2009, the Company had no material unrecognized income tax benefits, expected changes to unrecognized income tax benefits or interest and penalties.

The Company’s accounting policy for recognition of interest and penalties related to income taxes is to include such items as a component of income tax expense.

CGI was a subchapter S corporation through February 12, 2008, the date of acquisition. Prior to February 12, 2008, CGI was not subject to federal or state income tax, with the exception of certain states that do not recognize federal S corporation status. CGI had evaluated the potential tax, interest and penalties relating to this exposure as of December 29, 2007; it was determined to be immaterial. Upon acquisition, CGI’s S corporation status was terminated, and after that date, the Company will be taxed as a C corporation for federal and state income tax purposes. The Company will file a consolidated income tax return for federal tax purposes and in states where consolidated filings are allowed or required. The Company will file income tax returns in the United Kingdom for its discontinued foreign subsidiary for 2008. The Company will begin filing in all jurisdictions determined by the Company to have potential exposure in 2008. In addition, the Company, as a result of a nexus study, had determined that an increase in the number of states the Company currently files in will be implemented. The impact of these increased filings has been accounted for in the tax provision for the 53 weeks ended January 3, 2009. All tax years since the Company’s inception (September 1, 2005) as filed or yet to be filed are open to examination by the appropriate tax authorities.

CLARK HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

FIN 48: Accounting for Uncertainty in Income Taxes — Management has developed control processes and procedures that will achieve the following control objectives with respect to FIN 48 and uncertain tax positions:

•	All material tax positions taken or expected to be taken in tax returns are identified.
•	The appropriate unit of account is determined for each material tax position.
•	Only tax positions that meet the more-likely-than-not recognition threshold are recognized.
•	All tax positions that meet the more-likely-than-not recognition threshold are recognized.
•	All previously unrecognized tax positions that subsequently meet the more-likely-than-not recognition threshold are recognized in the first interim period in which the recognition threshold is met.
•	All previously recognized tax positions that subsequently fail to meet the more-likely-than-not recognition threshold are derecognized in the first interim period in which the recognition threshold is no longer met.
•	The amount of benefit recognized for each tax position is the largest amount that is greater than 50 percent likely to be realized.
•	New information — such as new tax laws, regulations and court cases — that affects the recognition and measurement of the benefits of a tax position is identified in a timely manner and properly evaluated.
•	The recognition and measurement of the benefits of a tax position reflect all information available to management at the reporting date and do not take into account facts and circumstances and developments occurring after the reporting date but before the issuance of the financial statements.
•	Interest and penalties are properly measured and recorded for all uncertain tax positions.
•	Amounts recorded for unrecognized tax benefits, including interest and penalties, are properly presented, classified and disclosed in the consolidated financial statements.

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

The Company measures the effects of options and warrants on diluted EPS through application of the treasury stock method, whereby the proceeds received by the Company based on assumed exercise are hypothetically used to repurchase the Company’s common stock at the average market price for the period. Dilution will occur according to the treasury stock method only if the average market price of the Company’s common stock is higher during the year than the exercise price of either the stock options and/or warrants. When the opposite is present (i.e., the average market price is lower), the results are antidilutive, and the impact of either the stock options and/or warrants is ignored.

CLARK HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

The average market price of the Company’s common stock from January 1, 2008, to January 3, 2009, was $2.80 and since it was lower than the exercise price of the warrants, the impact of the warrants is excluded from the diluted EPS calculation for the 53 week period ended January 3, 2009.

During the 53 weeks ended January 3, 2009, the average market price of the Company’s stock was not higher than the exercise price of certain options granted, therefore, the impact of certain stock options is excluded in the diluted EPS calculations for the 53 weeks ended January 3, 2009.

The earnings per common share calculations for the 53 weeks ended January 3, 2009, and year ended December 31, 2007, are shown below. As stated above, the 2007 earnings per common share included the two-class method of presentation, with only the earnings per common share of the common stock not subject to possible conversion shown below and in the financial statements:

	53 Weeks Ended January 3, 2009	Year Ended December 31, 2007
Maximum number of shares subject to possible conversion
Basic and diluted EPS
Net interest income attributable to common shares subject to possible conversion		$419,077
Weighted average number of shares		2,199,999
Basic and diluted income per share		$0.19
Basic EPS
Net (loss) income	$(63,661,000)	$1,431,000
Less interest attributable to common stock subject to possible conversion net of taxes		(419,077)
Net income (loss) for common stock not subject to conversion	(63,661,000)	1,011,923
Weighted average shares	11,306,000	11,300,001
Basic (loss) income per share	$(5.63)	$0.09
Diluted EPS
Net (loss) income – see above	$(63,661,000)	$1,011,923
Basic weighted average shares	11,306,000	11,300,001
Dilutive effect of warrants	—	3,010,309
Dilutive effect of stock options	—	—
Diluted weighted average shares	11,306,000	14,310,310
Diluted (loss) income per share	$(5.63)	$0.07

New Accounting Standards — On September 15, 2006, the FASB issued, SFAS No. 157, Fair Value Measurements. The standard provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. On November 14, 2007, the FASB granted a one-year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities. This deferral was formalized in February 2008, when the FASB issued FASB staff position “FSP” SFAS No. 157-2, Effective Date of FASB Statement No. 157. The Company is evaluating the impact that the adoption of “FSP” SFAS No 157-2 will have on the consolidated financial statements.

CLARK HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This new standard provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB believes that SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and No. 107. This Statement is effective beginning January 1, 2008, for the Company, with early adoption permitted under certain circumstances. Management did not adopt the fair value election for any assets or liabilities as of the effective date of the standard and therefore the standard had no impact on the Company’s consolidated financial statements.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”) to permit entities, under certain circumstances, to continue to use the “simplified” method in developing estimates of expected term of “plain-vanilla” share options in accordance with Statement No. 123R, Share-Based Payment. SAB 110 amended SAB 107 to permit the use of the “simplified” method beyond December 31, 2007. The Company has adopted SAB 110 for its computation of share-based compensation. (See Note 10)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces SFAS 141. SFAS 141R retains the fundamental requirements of SFAS 141, but revises certain principles, including the definition of a business combination, the recognition and measurement of assets acquired and liabilities assumed in a business combination, the accounting for goodwill and financial statement disclosure. SFAS 141R will be effective for an acquisition, which takes place on or after the beginning of the first annual reporting period, beginning on or after December 15, 2008 and can also impact legacy purchases as it relates to income tax benefits. The Company is evaluating the impact the adoption of SFAS 141R will have on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 established new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and early adoption is prohibited. The Company is evaluating the impact that the adoption of SFAS No. 160 will have on the consolidated financial statements.

On April 25, 2008, the FASB issued FASB staff position “FSP” SFAS No.142-3, Determination of the Useful Life of Intangible Assets. This staff position paper amends factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB SFAS No. 142, Goodwill and Other Intangible Assets. This FSP will be effective for fiscal years beginning on or after December 15, 2008, and early adoption is prohibited. The Company is evaluating the impact that the adoption of “FSP” SFAS No. 142-3 will have on the consolidated financial statements.

CLARK HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Initial Public Offering

On February 21, 2006, the Company sold 10,000,000 units (“Units”) in the Offering for $8.00 per unit. On March 1, 2006, pursuant to the underwriters’ over-allotment option, the Company sold an additional 1,000,000 units for $8.00 per unit. Each unit consisted of one share of common stock, par value $.0001 per share (“Share”), and one warrant to purchase one Share at an exercise price of $6.00 per Share (“Warrant”). The warrants became exercisable upon the completion of the Acquisition and expire on February 15, 2011. The warrants are redeemable at a price of $.01 per warrant upon 30 days notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. Under the terms of the original Warrant Agreement (“Warrant Agreement”) dated February 15, 2006, governing the warrants, the Company is required to use its best efforts to register the warrants and maintain such registration. After evaluating the Company’s financial statement treatment with respect to the accounting for derivative financial instruments pursuant to FASB’s Emerging Issues Task Force Issue No. 00-19, the Company entered into a First Supplemental Warrant Agreement (the “Supplemental Agreement”), dated August 21, 2006, with The Bank of New York (the “Warrant Agent”), to amend the Warrant Agreement, between the Company and the Warrant Agent in order to clarify that registered holders of the Company’s warrants do not have the right to receive a net cash settlement or other consideration in lieu of physical settlement in shares of the Company’s common stock. All of the Company’s initial stockholders have certain registration rights.

4. Acquisitions and Business Combination of the Clark Group, Inc.

The Company entered into the Stock Purchase Agreement with CGI and CGI’s stockholders on May 18, 2007. The Stock Purchase Agreement was subsequently amended on November 1, 2007. CGI is a provider of mission-critical supply chain solutions to the print media industry.

On February 12, 2008, the Company consummated the acquisition contemplated by the Stock Purchase Agreement. At the closing of the Acquisition, the Company purchased all of the issued and outstanding capital stock of CGI for a total consideration of $75,000,000 (of which $72,527,473 was paid in cash and $2,472,527 by the issuance of 320,276 shares of the Company’s common stock valued at $7.72 per share, the average share price at the announcement of the Purchase Agreement). In connection with the closing of the Acquisition, the Company changed its name from Global Logistics Acquisition Corporation to Clark Holdings Inc.

As of December 31, 2007, the Company had accumulated approximately $874,000 in deferred costs related to the proposed Business Combination with The Clark Group, Inc. By the time of the acquisition, these costs had increased to approximately $964,000. These costs were capitalized upon the completion of the Business Combination following the required approval by the Company’s stockholders and the fulfillment of certain other conditions. Deferred acquisition costs consisted primarily of approximately $375,000 for legal services, $138,000 for accounting and due diligence services, $100,000 for fairness opinion services, $256,000 for other consulting and accounting services and approximately $95,000 in due diligence expenses directly associated with the negotiation and execution of the Stock Purchase Agreement with The Clark Group.

At the closing of the Acquisition, an escrow agreement (“Escrow Agreement”) was entered into providing for (i) $7,500,000 as a fund for the payment of indemnification claims that may be made by the Company as a result of any breaches of CGI’s covenants, representations and warranties in the Acquisition Agreement (“Indemnification Escrow”), (ii) $500,000 as a fund to pay the Company the amount, if any, by which the average of the working capital on the last day of the month for the 12 months ended March 31, 2008, is higher (less negative) than negative $1,588,462 (“Working Capital Escrow”), and (iii) $300,000 as a fund to reimburse CGI and the Company for costs incurred in connection with discontinuing certain of CGI’s operations in the United Kingdom (“Discontinued Operations Escrow”). On September 15, 2008, in accordance with the Escrow Agreement, the entire Discontinued Operations Escrow was released to the former stockholders of CGI. Also in accordance with the Escrow Agreement, $2.5 million of the Indemnification Escrow was released to former stockholders of CGI on August 14, 2008.

CLARK HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Acquisitions and Business Combination of the Clark Group, Inc.  – (continued)

Holders of 1,802,983 of the Company’s shares of common stock voted against the Acquisition and elected to convert their shares into a pro rata portion of the Trust Account (approximately $8.06 per share or an aggregate amount of $14,536,911). After giving effect to (i) the issuance of 320,276 shares in connection with the Acquisition and (ii) the conversion of shares, there are currently 10,859,385 shares of common stock outstanding. In addition, the founders of the Company have placed 1,173,438 shares of common stock into escrow pending the attainment of a specified market price (restricted shares) and these are excluded in authorized and outstanding shares at January 3, 2009. As a result of the condition to which the escrowed shares will be subject, such shares will be considered as contingently issuable shares and, as a result, are not included in the earnings per share calculations. Accordingly, the Company will recognize a charge based on the fair value of the shares over the expected period of time it will take to achieve the target price, if and only if the expected probability of the share price attaining the specified market price exceeds 50 percent. (Note 15)

The Company has accounted for the Acquisition under the purchase method of accounting. Accordingly, the cost of the Acquisition has been allocated to the assets and liabilities based upon their respective fair values, including identifiable intangibles and remaining cost allocated to goodwill.

The results of operations of the acquired company, CGI, have been included in the Company’s consolidated financial statements for the 53 weeks ended January 3, 2009, as follows:

•	The consolidated statement of operations included revenue and expenses of CGI from December 30, 2007, through February 11, 2008.
•	CGI’s income from operations from December 30, 2007, through February 11, 2008 (i.e., the “Acquisition Date”) was deducted, as a single line item adjustment.

The final purchase price for the Acquisition at closing was determined based on the value of the cash consideration paid by the Company, the average value of Company’s common stock on or about the Purchase Agreement arrangement date, and the direct acquisition costs incurred. The aggregate purchase price of $77,106,830 represents the sum of (i) $64,876,642 which represents cash consideration paid directly to CGI’s shareholders, (ii) $8,300,000 deposited in three separate escrows, as described above (iii) $493,196 of deferred acquisition costs paid at closing, (iv) $964,465 of deferred acquisition costs paid prior to closing, and (v) $2,472,527 for 320,276 shares of common stock that were issued to two executive officers of CGI at closing.

Components of the purchase price distribution are as follows:

Cash to CGI shareholders	$64,876,642
Cash in escrow	8,300,000
Acquisition costs paid at Closing	493,196
Acquisition costs paid prior to Closing	964,465
Total	74,634,303
Issuance of 320,276 shares of common stock at $7.72 per share	2,472,527
Total Purchase Price	$77,106,830

Reconciliation of initial cash payment per the Purchase Agreement to cash paid at closing of the Acquisition is summarized as follows:

Initial estimate of cash distribution	$72,527,473
Cash in escrow	(8,300,000)
Interim working capital adjustment to purchase price	495,067
Reimbursement of professional fees	154,102
Cash to CGI shareholders	$64,876,642

CLARK HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Acquisitions and Business Combination of the Clark Group, Inc.  – (continued)

A preliminary allocation of the purchase price of CGI to the estimated fair values of the assets acquired and liabilities assumed of CGI on February 12, 2008, was made and recorded during the 13 weeks ended March 29, 2008, and subsequently amended. The preliminary allocation of the purchase price, including the evaluation and allocation to identifiable intangible assets, recognition of deferred taxes and allocation to goodwill resulting from the Acquisition, was made by management.

During the first three quarters of 2008, additional adjustments to the preliminary purchase price allocation were recorded to goodwill. In the fourth quarter, it became apparent to management after a detailed review of the Information Systems, that the intangible with an original estimated value of $1.197 million identified as software as of the purchase date, was deemed to have no fair value. This resulted in a purchase price adjustment which reclassified $1.197 million of the original fair value allocated to software to goodwill. In addition, management also adjusted the purchase price allocation after completing a review of the assumptions associated with the Non-Compete Agreements, in which a technical error was discovered in the original valuation. As a result, the Non-Compete Agreements’ value was considered to be overstated by $4.727 million and understated goodwill by the like amount. This adjustment was also recorded in the fourth quarter. These adjustments resulted in a reclassification of $5.924 million from identifiable intangibles to goodwill and the deferred tax liability associated with the intangibles along with goodwill were both reduced by $2.366 million.

In the fourth quarter of 2008, the Company, in accordance with SFAS 142, performed its annual goodwill and intangible assets with indefinite lives impairment tests, and determined that all the goodwill and a portion of the remaining intangible assets had been impaired. Consequently, the Company recorded a non-cash charge of $63.9 million for goodwill impairment and $2.66 million for intangible assets impairment during the fourth quarter of 2008.

The final allocation of the fair value of the assets acquired and liabilities assumed in the Acquisition of CGI are as follows:

	Preliminary Allocation at 2/12/08	Adjustments to Preliminary Purchase Price Allocation	Deferred Tax Liability Adjustment Associated With Final Purchase Price Adjustments	Final Purchase Price Allocation
Current assets	$6,956,000			$6,956,000
Current assets of discontinued operations	388,000			388,000
Property and equipment	1,394,000			1,394,000
Intangibles	26,575,000	$(5,924,000)		20,651,000
Goodwill	59,471,020	5,924,000	$(2,366,000)	63,029,020
Current liabilities	(7,441,000)			(7,441,000)
Current liabilities of discontinued operations	(132,000)			(132,000)
Deferred tax liability	(10,104,020)		2,366,000	(7,738,020)
Total fair value of assets and liabilities	$77,107,000	$—	$—	$77,107,000

CLARK HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Property and Equipment

Property and equipment consist of:

	Useful Lives	January 3, 2009	December 31, 2007
Land		$71,000	$—
Building	40 years	465,000	—
Leasehold improvements	3 – 7 years	140,000	—
Furniture & office equipment	3 – 7 years	745,000	—
Equipment	3 – 7 years	330,000	—
		1,751,000	—
Accumulated Depreciation	3 – 7 years	(177,000)	—
Asset not in Service		351,000	—
Property and equipment, net		$1,925,000	$—

Property and equipment acquired in the Acquisition was assigned fair value of $1,394,000, subsequently adjusted to $1,454,000.

6. Impairment of Goodwill and Identifiable Intangible Assets

1 Goodwill

The changes in the carrying amount of goodwill for the year ending January 3, 2009, are as follows (in thousands):

Balance at February 12, 2008	$63,029
Adjustment to Goodwill	881
Impairment Charge	(63,910)
Balance at January 3, 2009	$—

In accordance with SFAS No. 142, the Company, during the fourth quarter of 2008, performed its annual impairment test for goodwill and intangible assets with an indefinite life. The Company concluded that its market capitalization had been below its net book value for an extended period of time. Management therefore assessed the fair value of its reporting units using both an income approach with a discounted cash flow model and a market approach using the observed market capitalization based on the quoted price of our common stock. Management compared these values to each reporting units’ carrying amount, including goodwill, and identified an impairment. The evaluation resulted in a $63.9 million impairment charge which was included in the “impairment of goodwill and intangible assets” line item in the consolidated statements of operations.

2 Intangible Assets

During 2008, Clark Holdings, Inc. (formerly known as GLAC) acquired The Clark Group, Inc., resulting in acquisition-related intangible assets. Acquisition-related intangible assets at January 3, 2009, and February 12, 2008, as adjusted, consisted of the following:

	Amortization Period	Fair Value	Accumulated Amortization	Impairment	Net Value After Impairment
Non-compete agreements	5	$1,684,010	$(247,573)	$—	$1,436,437
Trade names	—	5,378,000	—	(2,658,000)	2,720,000
Customer relationships	12	13,588,000	(998,000)	—	12,590,000
		$20,650,010	$(1,245,573)	$(2,658,000)	$16,746,437

CLARK HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Impairment of Goodwill and Identifiable Intangible Assets  – (continued)

Intangibles assets with an indefinite life (i.e., trade names), were evaluated for impairment at January 3, 2009, by management in accordance with SFAS No. 142, using the “relief from royalty” method. This evaluation resulted in a $2.658 million impairment charge which was included in the “impairment of goodwill and intangible assets” line item in the consolidated statements of operations.

Due to the adverse economic impact on the Company’s market capitalization in the fourth quarter, management evaluated intangibles and fixed assets with definite lives for impairment as of January 3, 2009, in accordance with SFAS No. 144. Management’s projections of undiscounted future cash flows exceeded the carrying amount of these intangible and fixed assets, which resulted in no charge for impairment.

The impairment in the statement of operations for the year ending January 3, 2009, was calculated as follows (in thousands):

Impairment	Amount (‘000)
Goodwill	$63,910
Trade names	2,658
Total	$66,568

A schedule of the amortization expense by year is as follows:

Year
2009	$1,413,192
2010	1,413,192
2011	1,413,192
2012	1,413,192
2013	1,413,192
$7,065,960

Amortization expense for the 53 weeks ended January 3, 2009, and year ended December 31, 2007, was $1,246,000 and $0, respectively.

7. Debt and Amended Credit Facility

Simultaneously with the Acquisition, the Company entered into a Credit Agreement as borrowers, with various financial institutions party thereto, as lenders, and LaSalle Bank National Association (subsequently Bank of America), as administrative agent (“LaSalle”) (“Credit Agreement”). Pursuant to the Credit Agreement, the Company received a financing commitment of up to $30,000,000 for a senior secured credit facility from LaSalle in order to (a) pay out converted shares, (b) provide working capital for the Company and the Company’s direct and indirect subsidiaries and (c) provide for future permitted acquisitions. The facility consists of up to $30,000,000, less any amount drawn under the term loan sublimit, as a revolving credit facility with a $3,000,000 sublimit for letters of credit. As of January 3, 2009, $4,259,930 was outstanding on the term loan. No funds have been drawn down under the revolving credit facility.

CLARK HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Debt and Amended Credit Facility  – (continued)

Interest is payable at 1.75% over LIBOR or at the Prime Interest Rate. The non-use fee is 0.50% per year and the Letter of Credit fees are 1.75%. As of January 3, 2009, the interest rate on the term loan was 3.62%. A schedule of the principal repayments as of January 3, 2009 is as follows:

Year
2009	$1,183,314
2010	946,651
2011	2,129,965
$4,259,930

The Company has issued approximately $718,000 in bank letters of credit, which represent potential future payments under the Company’s workers’ compensation insurance program.

Interest expense for the term loan was $155,000 and $0 for 53 weeks ended January 3, 2009, and the year ended December 31, 2007, respectively. In addition, the Company records bank fees associated with the revolving credit line, the letters of credit and the term loan. These fees totaled approximately $136,000 and $0 for the 53 weeks ended January 3, 2009, and the year ended December 31, 2007, respectively. The credit facility is secured by substantially all of the Company’s assets.

In March of 2009, Bank of America notified the Company that an event of default occurred with respect to the impairment of goodwill on the three financial covenants in the credit facility dated February 12, 2008. As of result of this event of default, the Company has amended the credit facility with Bank of America and in return, the Bank has issued a waiver with respect to the breached covenants.

Pursuant to the amended Credit Agreement, the Company has a financing commitment of up to $6,786,605 for a senior secured credit facility from Bank of America (formerly LaSalle Bank) in order to provide working capital for the Company and the Company’s direct and indirect subsidiaries. The facility consists of up to $3,000,000 as a revolving credit facility with a $2,000,000 sublimit for letters of credit. Interest, under the amended credit facility is payable at 4.00% over LIBOR or at 2.50% over the Prime Interest Rate. The non-use fee is 0.675% per year and the Letter of Credit fees are 1.75%. The amortization of the term loan has not changed. The cost of amending the credit facility is a one time $50,000 fee plus out of pocket legal costs.

8. Insurance Accruals

The Company uses a combination of insurance and self-insurance to provide for the liabilities for workers’ compensation, healthcare benefits, general liability, property insurance and vehicle liability. Liabilities associated with the self-insured risks are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other assumptions. The estimated accruals for these liabilities, portions of which are calculated by independent third party service providers, could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. The self-insurance reserve for medical, dental and workers’ compensation was included in “accrued expenses” on the balance sheets at January 3, 2009, and December 31, 2007, and was $395,000 and $0, respectively.

CLARK HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Leases

The Company has non-cancelable operating leases, primarily for real property and equipment rentals. The leases require the Company to pay maintenance, insurance and other operating expenses. Rental expense for operating leases for 53 weeks ended January 3, 2009, and year ended December 31, 2007, was $4,411,000 and $0, respectively.

Future minimum lease payments for operations under non-cancelable lease at January 3, 2009, are as follows:

	Property	Equipment	Total
	(Thousands)
2009	$1,674	$1,501	$3,175
2010	1,237	1,368	2,605
2011	1,083	886	1,969
2012	788	807	1,595
2013	65	601	666
Thereafter	—	—	—
	$4,847	$5,163	$10,010

The Company’s leases for real property generally contain renewal options for periods of two to five years.

10. Stock Based Compensation

The Company’s 2007 Long-Term Incentive Equity Plan (the “Plan”), became effective with the consummation of the Acquisition. The Plan was established to grant stock options, stock appreciation rights, restricted stock, deferred stock and other stock based awards to its directors, officers, employees and consultants of the Company. Under the Plan, all stock option awards are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant and expire ten years after the date of the grant. On March 13, 2008, the Company granted 70,000 stock options (in total) of the Company’s common stock to all non-employee directors on the Board of Directors and the Special Advisor on the Board of Directors. On June 5, 2008, the Company granted 56,250 stock options of the Company’s common stock to the Chief Executive Officer of one of its reporting units for the successful completion of the 2007 Company audit. These stock options vest over a three-year period. Shares issued as a result of future stock option exercises, if any, will be newly issued shares. During the 53 weeks ended January 3, 2009, 11,667 stock options vested and none were exercised.

Compensation expense related to the 126,250 in stock options granted in the 53 weeks ended January 3, 2009, was $256,560, which is expected to be recognized over a weighted average vesting period of approximately three years. During the 53 weeks ended January 3, 2009, $62,000 was charged to compensation expense related to stock option grants.

CLARK HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stock Based Compensation  – (continued)

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model that uses various assumptions for inputs as noted. Generally, the Company uses expected volatilities and risk-free interest rates that correlate with the expected term of the option when estimating an option’s fair value. For expected term, since the Company does not have historical share option exercise experience, FASB 123R provides that alternative sources of information may be used. The Company adopted the “simplified method” to estimate the expected life of the option, which is equal to the average of the vesting term (3 years) and original contractual term (10 years). Expected volatility is based on historical volatility of the stock prices of comparable logistic companies of similar market value, given the lack of trading history of the Company’s stock, and the expected risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant. The assumptions used for options granted in the 53 weeks ended January 3, 2009, were as follows:

Assumptions for the 53 Weeks Ended January 3, 2009
Expected volatility	58.0%
Expected dividends	0.0%
Expected term (in years)	6.5
Risk-free rate	3.0%

A summary of option activity under the Plan as of January 3, 2009, and changes during 2008 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Beginning of year	—	—	—	—	—
Granted 1st Quarter	70,000	4.06	2.37	9.75	—
Granted 2nd Quarter	56,250	2.75	1.61	9.50	—
Granted 3rd Quarter	—	—	—	—	—
Granted 4th Quarter	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited or expired	—	—	—	—	—
Outstanding at January 3, 2009	126,250	3.48	2.03	9.23	—
Exercisable (vested) at January 3, 2009	11,667	—	—	—	—

The total fair value of shares vested during the 53 week period ended January 3, 2009, was $28,000 at the end of the period.

CLARK HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Business and Credit Concentrations

Domestically the Company maintains cash and cash equivalents in two banks. The bank balances at year end were in non-interest bearing accounts, which are fully insured by the FDIC. Under this program (i.e., the Temporary Liquidity Guarantee Program), all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account through December 31, 2009.

Sales to three printers and publishers aggregated $31,033,000 and $0 for the 53 weeks ended January 3, 2009, and the year ended December 31, 2007. Accounts receivable from these printers and publishers were $1,394,000 and $0 as of January 3, 2009, and December 31, 2007, respectively.

12. Related-Party Transactions

The Company provides logistics and transportation services for Anderson Merchandisers, LP, related through common ownership. The revenue related to these services was $2,806,000 and $0 for the 53 weeks ended January 3, 2009, and the year ended December 31, 2007, respectively, and is included in gross revenues. Accounts receivable included in the consolidated balance sheet from Anderson Merchandisers, LP, was $333,000 and $0 as of January 3, 2009 and December 31, 2007, respectively.

The Company purchases transportation services from Prologix Distribution Services (East), LLC, related through common ownership. Such purchases were $120,000 and $0 for the 53 weeks ended January 3, 2009, and year ended December 31, 2007, respectively, and are included in freight expense. There were no amounts payable to the Company from Prologix Distribution Services (East), LLC at January 3, 2009, and December 31, 2007.

Commencing on February 21, 2006, the Company had agreed to pay Blue Line Advisors, Inc., a private company wholly-owned and controlled by the Company’s Chief Executive Officers, $7,500 per month for office space and administrative support services. This arrangement was terminated at the end of February 2008 in conjunction with the Acquisition. For the 53 weeks ended January 3, 2009, and the year ended December 31, 2007, the Company incurred $24,000 and $90,000 respectively, for the space and services.

On January 2, 2007, two of the directors and principal stockholders transferred an aggregate of 75,000 shares of common stock from their initial pre-IPO holdings to a consultant who provided due diligence services to the Company. Such shares remain subject to the restrictions which applied prior to their transfer, including restricting the sale of such shares until the earlier of six months following a business combination or the Company liquidation. This transaction by principal stockholders is considered an expense of the Company and a contribution of capital. The shares have been valued at the stock price at the close of business at the date of transfer or $573,000. This charge is included in operating costs on the accompanying statement of operations. In 2008, the Company purchased $22,500 of consulting services from the same individual.

On October 4, 2007, the Company’s certain principal stockholders loaned the Company approximately $340,000 to fund its expenses in excess of those paid from non-Trust Account funds. The loans were evidenced by promissory notes that bear interest at 10% per annum and are non-recourse against the Trust Account. These notes were repaid on February 13, 2008, in conjunction with the Acquisition.

On January 30, 2008, certain directors of the Company loaned the Company $65,000 each to fund expenses in excess of those paid from the non-Trust Account funds. The notes were evidenced by promissory notes that bear interest at 10% per annum and are non-recourse against the Trust Account. These notes were also repaid on February 13, 2008, in conjunction with the Acquisition.

CLARK HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Business Segments

The Company segregates business segments into Domestic and International. The Domestic segment consists of operations serving a variety of wholesale customers in North America. The International segment consists principally of shipments outside North America. Financial information on business segments for the 53 weeks ended January 3, 2009, and year ended December 31, 2007, is as follows (showing all of the activity of CGI from January 1, 2008, through January 3, 2009):

Business Segments:

53 Weeks Ended January 3, 2009	Domestic	International	Consolidated
Gross revenues	$69,590	$14,577	$84,167
Freight expense	(45,665)	(9,037)	(54,702)
Gross profit (net revenue)	23,925	5,540	29,465
Selling, operating, and administrative expenses	(19,393)	(5,329)	(24,722)
Income from operations before depreciation, impairment of goodwill and intangible assets, amortization, interest and taxes	$4,532	$211	$4,743
Total assets	$20,756	$10,784	$31,540
Capital expenditures	$1,838	$274	$2,112

Year Ended December 31, 2007	Domestic	International	Consolidated
Gross revenues	$—	$—	$—
Freight expense	—	—	—
Gross profit (net revenue)	—	—	—
Selling, operating, and administrative expenses	(1,206)	—	(1,206)
Income from operations before depreciation, amortization, interest and taxes	$(1,206)	$—	$(1,206)
Total assets	$90,400	$—	$90,400
Capital expenditures	$—	$—	$—

For purposes of this disclosure, all inter-company transactions have been eliminated.

14. Income Taxes

A summary of the components of the provision (benefit) for income taxes is as follows:

	Year Ended
	1/3/2009	12/31/2007
Federal:
Current income tax expense	$1,031,390	$997,492
Deferred income tax benefit	(1,385,091)	(249,000)
	(353,701)	748,492
State:
Current income tax expense	433,641	571,827
Deferred income tax benefit	(406,090)	(134,000)
	27,551	437,827
Total (Benefit) Provision for Taxes	$(326,150)	$1,186,319

CLARK HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes  – (continued)

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year Ended
	1/3/2009	12/31/2007
Tax provision computed at the federal statutory rate	34.00%	34.00%
Effect of state income taxes, net of federal benefits	8.95%	11.30%
Goodwill impairment charge	(43.46%)	0.00%
Other permanent differences, net	0.00%	0.00%
Effective tax rate	(0.51%)	45.30%

The Company recorded deferred tax assets and liabilities on the date of acquisition for financial statement purposes to record temporary differences carried over from The Clark Group, Inc. in addition to the temporary differences booked as a result of the fair value adjustment of certain identifiable intangible assets acquired. None of the goodwill impairment charge recorded for financial statement purposes is expected to be deductible for income tax purposes.

Temporary differences which created deferred tax assets (liabilities) at January 3, 2009, and December 31, 2007, are as follows:

	January 3, 2009		December 31, 2007
	Current	Non-Current	Current	Non-Current
Deferred tax assets:
Accruals	$370,653	$—	$—	$—
State tax	447,118	—	—	—
Compensation and benefits	26,566	—	—	—
Operating costs during development stage				811,000
Amortization	—	747,106	—
Allowance for bad debts	149,326	—	—	—
Total deferred tax assets	993,663	747,106	—	811,000
Deferred tax liabilities:
Depreciation	—	(129,515)	—	—
Amortization	—	(7,193,867)	—	—
Prepaids	(276,148)	—	—	—
Total deferred tax liabilities	(276,148)	(7,323,382)	—	—
Total deferred tax asset (liability), net	$717,515	$(6,576,276)	$—	$811,000

In accordance with SFAS No. 109, we recognize deferred tax assets and liabilities based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already recorded the tax benefit on the income statement. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has determined that no such allowance is required.

15. Defined Contribution Plan

The Company sponsors a contributory defined contribution 401(k) retirement plan covering all eligible employees, as defined. Contribution expense was $275,000 and $0 for the 53 weeks ended January 3, 2009, and the year ended December 31, 2007, respectively.

CLARK HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Contingencies

The Company is subject to various claims, complaints and litigation arising out of its normal course of business. The Company has referred all such litigation and claims to legal counsel and, where appropriate, to insurance carriers. In the opinion of management, after consulting with legal counsel, the settlement of litigation and various claims will not have a material adverse effect on the operations or financial position of the Company.

In connection with the Company’s initial public offering (“Offering”), the Company agreed to pay underwriting discounts and commissions equal to 7.0% of the gross offering proceeds of the Offering. The underwriters agreed to defer the collection of a portion of these underwriting discounts and commissions totaling 3.0% of the gross offering proceeds and have placed the deferred portion of these fees into the Company’s Trust Account. Such fees will be paid only upon completion of a Business Combination. Accordingly, at December 31, 2007, the Company has accrued deferred underwriting discounts and commissions of $2,640,000. The underwriters had agreed to waive any deferred underwriting discounts and commissions with respect to any shares public stockholders who elected to convert into cash pursuant to conversion rights as discussed in Note 1. The underwriter was paid in full at closing.

The initial stockholder warrants are subject to sale and transfer restrictions until the earlier of the completion of a Business Combination, or the distribution of the Trust Account to the public stockholders. Commencing on February 12, 2008 (i.e., the date of the Acquisition), the initial stockholder warrants became exercisable, and such warrants and the underlying common stock became entitled to registration rights under an agreement with the Company. The initial stockholders are permitted to transfer the initial stockholder warrants in certain limited circumstances, such as upon their death, but the transferees receiving such warrants will be subject to the same transfer restrictions imposed on the initial stockholders. With those exceptions, the initial stockholder warrants have terms and conditions that are identical to those of the warrants that were sold as part of the units in the Offering.

On October 28, 2008, a complaint was filed seeking class action status in the United States District Court for the District of New Jersey against The Clark Group, Inc., Clark Distribution Systems, Inc., Highway Distribution Systems, Inc., Clark Worldwide Transportation, Inc., and Evergreen Express Lines, Inc. (each a subsidiary of the Company and collectively, the “Subsidiaries”) by Multi-Media International, alleging excessive fuel surcharges by the Subsidiaries between October 1, 2002, and October 1, 2008. A motion to certify a class has not yet been filed. On behalf of itself and the putative class, plaintiff seeks to recover the alleged excessive fuel charges, enjoin the alleged improper calculation of fuel charges by defendants and obtain payment of punitive damages and attorney’s fees.

On November 24, 2008, the plaintiff filed for a Voluntary Dismissal of the lawsuit in United States District Court for the District of New Jersey. To date, the suit has not been refiled. The Company believes that the allegations in the lawsuit are without merit, and it intends to vigorously contest the allegations and defend itself. However, the ultimate outcome of this action and the amount of liability, if any, which may result, is not presently determinable.

17. Restricted Stock in Escrow

Upon the closing of the Acquisition, the founders of the Company placed an aggregate of 1,173,438 of their shares (“restricted stock”) into escrow pursuant to a Stockholder Escrow Agreement (“Escrow Agreement”). These shares will be released from escrow if, and only if, prior to the fifth anniversary of the Acquisition, the last sales price of the Company’s common stock equals or exceeds $11.50 per share for any 20 trading days within a 30 day, trading day, period. Upon satisfaction of this condition, shares shall be released to the founders. If such condition is not met, the shares placed in escrow will be cancelled. The release condition may not be waived under any circumstances. The terms of the escrow agreement restrict the founders from selling or otherwise transferring the escrowed shares during the period the escrow arrangement is in effect, subject to certain limited exceptions such as transfers to family members and trusts for estate

CLARK HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Restricted Stock in Escrow  – (continued)

planning purposes, the death of the founder and transfers to an estate or beneficiaries, provided that the recipients agree to remain subject to the arrangement.

This restricted stock in escrow is accounted for in accordance with SFAS No. 123 (revised 2004), Share-Based Payments. In accordance with SFAS 123R, the Company used a Black-Scholes model in conjunction with a lattice or decision path model to simulate the future prices of the Company’s stock over a five year period (100,000 decision paths were simulated in calculating the probability that the stock would exceed $11.50 for 20 out of 30 days in a 5 year period).

Key assumptions used in the model were as follows:

•	The stock price of CHI was $5.08 per share as of the close on February 12, 2008.
•	The risk-free rate for the Black Scholes model is 2.31% (3 month Treasury rate as of February 12, 2008).
•	Time to expiration is five years, consisting of 1,260 business days.
•	The shares release on the first day that follows a 30 business day period in which the stock price equals or exceeds $11.50 in 20 of the days.
•	The volatility used in the model was increased from 31.53% (used in the proxy statement dated January 28, 2008, and used to value the estimated value of the options awarded to two executives) to 52.7% and 58.3%. The higher volatility values, which would increase the probability of the stock achieving the $11.50 goal, were chosen since they better represented the volatility of logistic firms that had market capitalizations more similar in the market value to the Company.

The results of the 100,000 lattice or decision path simulations were as follows:

•	The probability of the stock achieving an $11.50 per share value at the end of 5 years is between 26.445% and 28.028%.
•	This implies that associated with 100,000 price paths (i.e., “decision paths”), only up to 28,028 of these paths achieved an $11.50 per share price after 5 years.
•	The remaining (approximately) 72,000 price paths never achieved the $11.50 per share price.
•	The fair value of the restricted stock as of February 12, 2008, is between $3.33 and $3.59 per share (versus $5.08 per the market).

The “middle result” or expected value-median-mean in the 50% range would require approximately 50,000 price paths achieving an $11.50 per share price. The results generated by this study are substantially less than the 50,000 required. As a result of the probability analysis, the Company did not recognize any amortization expense related to restricted shares during the 53 weeks ended January 3, 2009.

In addition, the Company accounts for restricted stock in escrow in accordance with SFAS No. 128, Earnings per Share. Pursuant to paragraph 30, Contingently Issuable Shares are included in the diluted earning per share calculation “if all necessary conditions have been satisfied by the end of the period.” The contingency was not met during the period and therefore these shares are excluded from both the basic and diluted earnings per share.

18. Selected Unaudited Pro Forma Financial Statements

The following unaudited pro forma historical consolidated balance sheet combines the historical audited balance sheets of CHI as of December 31, 2007, and the historical audited balance sheets of CGI as of December 29, 2007, giving effect to the transactions described in the Purchase Agreement with purchase accounting applied to the acquired CGI assets as if the Acquisition had occurred on the last day of the period.

CLARK HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Selected Unaudited Pro Forma Financial Statements  – (continued)

The following unaudited pro forma historical consolidated statement of operations combines the historical audited statement of operations of CHI year ended December 31, 2007, and the historical audited statement of operations of CGI as of December 29, 2007, giving effect to the transactions described in the Purchase Agreement with purchase accounting applied to the acquired CGI assets as if they had occurred on January 1, 2007.

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

CLARK HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Selected Unaudited Pro Forma Financial Statements  – (continued)

CONSOLIDATED PRO FORMA BALANCE SHEET
(Unaudited)
(In Thousands)

	YE 2007 CHI	YE 2007 CGI	Pro Forma Adjustments (Reflecting Actual Conversions)		Pro Forma (Reflecting Actual Conversions) 12/31/2007
ASSETS
Current assets:
Cash & cash equivalents	133	1,472	88,423	A	1,766
			(64,227)	B
			(8,300)	B
			(154)	B
			(495)	B
			(1,458)	B
			(1,472)	B
			(2,112)	C
			(13,109)	D
			3,413	E
			(348)	F
Accounts receivable, net		6,362	(723)	B	5,639
Other receivables		358			358
Prepaid expenses and other current assets	159	947			1,106
Deferred tax asset – current			1,240	H	1,240
Current assets of discontinued operations		437			437
Total current assets	292	9,576	678		10,546
Investment-trust account	88,423		(88,423)	A	—
Deferred tax asset – non-current	811		1,176	G	747
			(1,240)	H
Property, plant and equipment, net		1,413			1,413
Intangible assets and other assets, net		11	(11)	B	—
Goodwill		10,871	(10,871)	B	—
Intangible assets and other assets, net			20,651	B	20,651
Goodwill – purchase allocation			63,547	B	63,869
			322	G
Deferred acquisition costs	874		(874)	F	—
Deferred financing costs					—
Total Assets	90,400	21,871	(15,045)		97,226

CLARK HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Selected Unaudited Pro Forma Financial Statements  – (continued)

CONSOLIDATED PRO FORMA BALANCE SHEET – (continued)
(Unaudited)
(In Thousands)

	YE 2007 CHI	YE 2007 CGI	Pro Forma Adjustments (Reflecting Actual Conversions)		Pro Forma (Reflecting Actual Conversions) 12/31/2007
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable		6,785	(723)	B	6,062
Accrued expenses & other payables	537	1,442	(874)	F	2,520
			95	C
			1,320	D
Deferred underwriting fees	2,640		(2,640)	C	—
Current portion of long-term debt			683	E	683
Deferred tax liabilities – current			279	H	279
Notes payable – related party	348		(348)	F	—
Current liability of discontinued operations		126			126
Total current liabilities	3,525	8,353	(2,208)		9,670
Long-term debt, net of current portion			2,730	E	2,730
Deferred tax liabilities – non-current			8,256	B	9,474
			1,497	G
			(279)	H
Common stock subject to conversion	16,896		(16,896)	D	—
Interest on common stock subject to conversion	789		(789)	D	—
Common stock	1	9			10
Additional paid-in capital	67,174	1,041	433	C	73,327
			2,473	B
			(1,050)	B
			3,256	D
Retained earnings	2,015	12,468			2,015
			(12,468)	B
Total stockholders’ equity	69,190	13,518	(7,356)		75,352
Total liabilities and stockholders’ equity	90,400	21,871	(15,045)		97,226

CLARK HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Selected Unaudited Pro Forma Financial Statements  – (continued)

CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS
(Unaudited)
(In Thousands)

	CHI 52 Weeks Ended December 31, 2007	CGI 52 Weeks Ended December 31, 2007	Pro Forma Adjustments		Pro Forma 52 Weeks Ended December 31, 2007
Gross Revenues		$75,804			$75,804
Freight Expense		(47,032)			(47,032)
Gross Profit		28,772			28,772
Depreciation and Amortization			$(317)	I	(1,730)
			(1,413)	J
Selling, Operating And			(1,656)	I
Administrative Expenses	$(1,205)	(21,724)	317	I	(24,268)
Income from Operations	(1,205)	7,048	(3,069)		2,774
Interest Income	3,823	32	(3,824)	L	31
Interest Expense		(38)	(329)	K	(367)
Income before income taxes and adjustments	2,618	7,042	(7,222)		2,438
Loss from Discontinued Operations		(2,044)	2,044	M	—
Income before income taxes	2,618	4,998	(5,178)		2,438
Income Tax Expense	(1,186)	(48)	259	N	(975)
Net Income	1,432	4,950	(4,919)		1,463
Earnings (Loss) per share:
Basic					0.13
Diluted					0.10
Weighted Average Number of Shares Outstanding:
Basic					11,300
Diluted					14,317

CLARK HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Selected Unaudited Pro Forma Financial Statements  – (continued)

*Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements (amounts in thousands except share data and per share data)

Descriptions of the adjustments included in the unaudited pro forma balance sheet and statements of operations are as follows:

(A)	To record the reclassification of funds held in trust by CHI.
(B)	To record the payment for the Acquisition, the transaction costs and the allocation of the purchase price to the assets acquired and liabilities assumed. CHI acquired all of the outstanding capital stock for a total consideration of $77,107 (of which $73,176 was paid in cash, $1,458 was paid for acquisition costs and $2,473 was paid by the issuance of 320,276 shares of CHI common stock valued at $7.72 per share, which was the average value at the announcement date), subject to adjustment based upon the amount of Clark’s working capital (i) at the time of closing on February 12, 2008, and (ii) as averaged for the 12 month period ended March 31, 2008. The $73,176 cash allocation to CGI shareholders consists of a $64,876 cash distribution, which included cash for acquisition reimbursement of $154, cash of $495 due to purchase price adjustments and an amount of $8,300 to be held in escrow.

The $1,458 in transaction costs is related to acquisition costs and was paid upon closing.

The $1,472 pro forma adjustment is in respect to the cash on hand as recorded on the balance sheet of Clark as of December 31, 2007, as CHI consented to a distribution to Clark’s stockholders of all of Clark’s cash on hand at the time of the closing of the transaction.

Adjustments are as follows:

Cash	73,176
Equity issuance	2,473	(i)
Transaction costs	1,458
	77,107
Estimated Allocation of Purchase Price:
Accounts receivable, net	5,717	(ii)
Prepaid expenses and other current assets	1,627(ii), (v)
Plant, property and equipment	1,394	(ii)
Intangibles and other assets	20,651	(iii)
Goodwill	63,547	(iv)
Accounts payable	(6,015)(ii)
Accrued expenses and other current liabilities	(1,558)(ii), (v)
Deferred tax liability	(8,256)(iv)
	77,107

*	The purchase price allocation for accounting purposes has not been finalized and is subject to change upon finalization of working capital adjustments and other acquisition related adjustments.
(i)	To record the equity issuance to certain selling shareholders of CGI based on 320,276 shares issued at a share price of $7.72/share (the average market price of CHI shares for the 10 days preceding the signing of the Stock Purchase Agreement) with an estimated total value of $2,473.
(ii)	To record the assets and liabilities of CGI at book value at the Acquisition date, which is estimated by CGI’s management to approximate fair value.

CLARK HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Selected Unaudited Pro Forma Financial Statements  – (continued)

(iii)	To record identifiable intangible assets of CGI acquired by CHI estimated by CGI’s management at fair value consisting of $13,588 for customer relationships to be amortized using the straight-line method over the weighted average expected life of 12 years, $1,685 for non-compete agreements which are to be amortized using the straight-line method over the life of the agreements of 6 years and $5,378 for trademarks which are not amortizable as they have an indefinite life. These intangibles and other assets total $20,651 in fair value. These estimates are Clark management’s best estimates and are subject to change pending completion of appraisals of Clark’s principal assets and liabilities.
(iv)	To record approximately $55,291 of the purchase price to goodwill. In addition, an additional $8,256 was recorded to reflect a deferred tax liability resulting from the amortizable intangible assets of $20,651 using an estimated effective tax rate of 40%. Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The goodwill was attributed to the premium paid for the opportunity to achieve greater long-term growth. Goodwill recorded as a result of the transaction is not deductible for tax purposes nor is it amortizable for financial reporting. However, goodwill is evaluated by management for impairment on an annual basis. Upon the completion of the Acquisition, existing goodwill of $10,871, intangibles of $11, common stock and additional paid-in capital of $1,105 of CGI was written off.
(v)	Included in prepaid expenses and other current assets are other receivables of $345, prepaid expense of $894 and current assets of discontinued operations of $388, totaling $1,558.
(vi)	To eliminate inter-company accounts receivable and accounts payable of $723.
(C)	To record net deferred underwriting fees of $2,112 that was paid in cash to underwriters upon consummation of a business combination. The initial underwriter fees were $2,640 which was adjusted down by $528 due to the reduction of share conversion. Upon completion of the Acquisition, CHI received additional bills for underwriter fees of $95 which was reserved for as accrued expense. The remaining $433 resulted in an increase to the share value of the stock conversion withdrawal.
(D)	(1) To record cash paid for stock conversion ($13,109).
(2)	To record accrual of $1,320 to be paid for stock conversion.
(3)	To record additional paid-in capital of $3,789 ($3,256 + $433 as noted above) due to stock conversion withdrawal.
(4)	To record elimination of common stock reserved as subject to conversion (valued at $16,896) and related interest attributable to this common stock value ($789 since inception).
(E)	To record the receipt of $3,413 of borrowings against the credit facility ($683 – current portion of long term debt + $2,730).
(F)	To record elimination of CHI deferred acquisition costs ($874) and to repay loan to related party of $340.
(G)	To record accumulated deferred tax assets of GLAC at the Closing/Acquisition date of $1,176, goodwill of $322 and deferred tax liabilities of $1,497.
(H)	(1) To reclassify $1,240 from deferred tax asset-non-current to deferred tax asset-current.
(2)	To reclassify $279 from deferred tax liability-non-current to deferred tax liability-current.

CLARK HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Selected Unaudited Pro Forma Financial Statements  – (continued)

(I)	To reclassify $317 of depreciation expenses from selling, operating and administrative expenses to depreciation and amortization for 2007.

To record Public Company costs of $1,656 for 2007.

(J)	To record adjustment to reflect the amortization of customer relationships (for 2007 — $1,132), which are recorded using the weighted average expected life of 12 years. To record adjustment to reflect amortization of non-compete agreements (for 2007 — $281), which are recorded using the straight-line method over the term of the agreements (approximately 6 years).
(K)	To record adjustment to reflect interest expense on revolving credit facility charged at a rate of LIBOR +175 basis points per annum (weighted average LIBOR rate +175 basis points for the 2007 was 5.25%).
(L)	To reduce interest income on cash and cash equivalents based on reduced cash balances due to the Acquisition.
(N)	To record the elimination of the loss from discontinued operations associated with the closure of the United Kingdom operations.
(O)	To record adjustment to Income Tax Expense of the combined operations.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of April 2009.

CLARK HOLDINGS INC.
By: /s/ Gregory E. Burns Gregory E. Burns President and Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Donald G. McInnes Donald G. McInnes	Chairman of the Board	April 20, 2009
/s/ Gregory E. Burns Gregory E. Burns	President, Chief Executive Officer and Director (Principal Executive Officer)	April 20, 2009
/s/ Stephen M. Spritzer Stephen M. Spritzer	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	April 20, 2009
/s/ Timothy Teagan Timothy Teagan	Director	April 20, 2009
/s/ Edward W. Cook Edward W. Cook	Director	April 20, 2009
/s/ Maurice Levy Maurice Levy	Director	April 20, 2009
/s/ Kenneth L. Saunders Kenneth L. Saunders	Director	April 20, 2009
/s/ Brian Bowers Brian Bowers	Director	April 20, 2009