Form 10-Q
period 2009-04-04
Clark Holdings Inc.
filed 2009-05-18
CIK 1338401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 001-32735

CLARK HOLDINGS INC.
(Exact Name of Issuer as Specified in Its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	43-2089172 (I.R.S. Employer Identification No.)

121 New York Avenue, Trenton, New Jersey (Address of Principal Executive Office)	08638 (Zip Code)
(609) 396-1100
(Issuer’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).            Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 18, 2009, 12,032,193  shares of registrant’s common stock, par value $.0001 per share, were issued and outstanding.

CLARK HOLDINGS INC.

FORM 10-Q

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

CLARK HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	(UNAUDITED)
	April 4, 2009	January 3, 2009
ASSETS
CURRENT ASSETS:
Cash and equivalents	$1,825	$3,915
Accounts receivable, net of allowance for doubtful accounts of $389 and $348, respectively	5,885	5,557
Other receivables	3	62
Prepaid expenses	1,775	1,594
Deferred tax assets-current	721	718
Total current assets	10,209	11,846

PROPERTY AND EQUIPMENT, net of accumulated depreciation	2,094	1,925

INTANGIBLE ASSETS, net of accumulated amortization	16,393	16,746

Total assets	$28,696	$30,517
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long term debt	$947	$1,184
Accounts payable	2,394	2,500
Accrued expenses and other payables	4,850	5,428
Total current liabilities	8,191	9,112

COMMITMENTS and CONTINGENCIES

Long term debt	2,840	3,076
Deferred tax liabilities-non-current	6,420	6,576

STOCKHOLDERS' EQUITY
Preferred stock-$.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock-$.0001 par value; 400,000,000 shares authorized;	1	1
10,859,385 issued and outstanding at April 4, 2009 and at January 3, 2009
Additional paid-in capital	73,422	73,398
Deficit	(62,178)	(61,646)
Total stockholders' equity	11,245	11,753
Total liabilities and stockholders' equity	$28,696	$30,517

See Notes to Consolidated Financial Statements

CLARK HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In Thousands)

	13 Weeks Ended	13 Weeks Ended
	April 4, 2009	March 29, 2008

Gross revenues	$17,443	$19,299

Freight expense	(11,256)	(12,088)

Gross profit	6,187	7,211

Depreciation and amortization	(417)	(370)

Selling, operating and administrative expenses	(6,501)	(5,921)

(Loss) income from operations	(731)	920

Interest income-trust	-	276
Interest expense	(23)	(49)

(Loss) income before income taxes and adjustments	(754)	1,147

Less: Clark Group Inc. income from 12/30/2007 to 02/11/2008	-	(834)

(Loss) income before income taxes	(754)	313

Income tax benefit (expense)	222	(148)

Net (loss) income	$(532)	$165

Weighted average number of shares outstanding:
Basic	10,859	12,710
Diluted	10,859	12,714

Net ( loss ) income per share:
Basic	$(0.05)	$0.01
Diluted	$(0.05)	$0.01

See Notes to Consolidated Financial Statements

CLARK HOLDINGS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
(In Thousands, except share data)

				Additional	Retained
			Restricted	Paid-In	Earnings
	Shares	Amount	Shares	Capital	(Deficit)	Total
Balance - December 31, 2007	13,500,000	$1		$67,174	$2,015	$69,190
Equity issuance per purchase agreement	320,276			2,473		2,473
Transfer in from contingency for stock conversion,net				18,118		18,118
Reduction due to stock conversion	(1,787,453)			(14,429)		(14,429)
Restricted shares per Stockholders' Escrow Agreement	(1,173,438)		1,173,438
Net loss for 53 weeks ended Jan 3, 2009					(63,661)	(63,661)
Adjustment for option expense				62		62
Balance - January 3, 2009	10,859,385	$1	1,173,438	$73,398	$(61,646)	$11,753
Net loss for 13 weeks ended Apr 4, 2009					(532)	(532)
Adjustment for option expense				24		24
Balance - April 4, 2009 (UNAUDITED)	10,859,385	$1	1,173,438	$73,422	$(62,178)	$11,245

See Notes to Consolidated Financial Statements

CLARK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands)

	13 Weeks	13 Weeks
	Ended	Ended
	April 4, 2009	March 29, 2008
Cash Flows from Operating Activities:
Net (loss) income	$(532)	$165
Adjustment to reconcile net (loss) income to cash flows
from operting activities
Depreciation	64	23
Amortization	353	321
Shared-based compensation cost	24
(Increase) Decrease in accounts receivable	(328)	(1,337)
(Increase) Decrease in other receivable	59	(11)
(Increase) in prepaid expense	(181)	(204)
(Increase) in Deferred Income Tax	(159)	(134)
Decrease in currents assets of discontinued operations	-	87
Decrease in deferred acquisition cost	-	874
Increase (Decrease) in accounts payables	(106)	239
Increase (Decrease) in accrued expenses and other payables	(578)	513
Increase in currents liabilities of discontinued operations	-	13
Net cash (used in) provided by operating activities	(1,384)	549

Cash Flows from Investing Activities:
Decrease in marketable securities held in Trust account	-	88,423
Acquisition of Clark Group Inc	-	(74,634)
Payment of deferred underwriting fees	-	(2,112)
Purchase of property and equipment	(233)	(18)
Net cash (used in) provided by investing activities	(233)	11,659

Cash Flows from Financing Activities:
Proceeds from note payable to related parties	-	135
Repayment of note payable to related parties	-	(483)
Proceeds from term loan	-	3,413
Repayment of term loan	(473)	-
Payment to shareholders for converted shares	-	(13,109)
Net cash used in financing activities	(473)	(10,044)

Net (decrease) increase in cash and cash equivalents	(2,090)	2,164
Cash and cash equivalents - beginning of period	3,915	133
Cash and cash equivalents - end of period	1,825	2,297
Cash paid during the period
Income Taxes	183	93
Interest	23	43

Non-Cash Financing Activity:
Reduction in deferred underwriting fees, adjustment to additional paid-in capital		$433

Shares not converted, adjustment to additional paid-in capital		$3,256

Accrued liability, due to converted shareholders		$1,320

See Notes to Consolidated Financial Statements

CLARK HOLDINGS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS OPERATIONS:

Clark Holdings Inc. (formerly Global Logistics Acquisition Corporation) (the ‘‘Company’’) was incorporated in Delaware on September 1, 2005.  The Company was formed to serve as a vehicle for the acquisition of one or more operating businesses in the transportation and logistics sector and related industries through a merger, capital stock exchange, asset acquisition or other similar business combination. All activity from September 1, 2005, through February 21, 2006 related to the Company’s formation and preparation for its initial public offering, as described below.  Starting on February 21, 2006, the date the initial public offering was consummated, the Company began searching for a target business to acquire.  On May 18, 2007, the Company entered into a Stock Purchase Agreement (‘‘Stock Purchase Agreement”) with The Clark Group, Inc. (‘‘CGI’’) and the stockholders of CGI, pursuant to which the Company agreed to purchase 100% of CGI’s shares of common stock.  In February 2008, the Company completed the Acquisition of CGI (the ‘‘Acquisition’’).  (Note 4)

The registration statement for the Company’s initial public offering (‘‘Offering’’) of 10,000,000 Units (as defined in Note 3) was declared effective on February 15, 2006.  The Company consummated the Offering on February 21, 2006.  On March 1, 2006, the Company sold an additional 1,000,000 Units pursuant to the underwriter’s over-allotment option.  In total, the Company recorded net proceeds of approximately $80,997,000 after deducting underwriting discounts and commissions (including $2,640,000 of deferred underwriting discounts and commissions) and offering expenses.  The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering were intended to be generally applied towards the consummation of an initial business combination with (or acquisition of) one or more operating businesses in the transportation and logistics sector and related industries (‘‘Business Combination’’).  Accordingly, of the $80,997,000 in net proceeds, $79,340,000 was placed in a trust account (“Trust Account”) that was not to be released until the Company consummated a Business Combination.  The operating business that the Company acquired in such Business Combination had to have a fair market value equal to at least 80% of the balance in the Trust Account (excluding deferred underwriting discounts and commissions of $2,640,000) at the time of such acquisition.  The funds in the Trust Account were invested in short-term securities issued or guaranteed by the United States Treasury.  The remaining proceeds from the Offering were used to pay for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  At December 31, 2007, $88,423,218 ($2,640,000 of which consists of deferred underwriting discounts and commissions) of the net proceeds inclusive of interest earned subject to unpaid taxes was held in such Trust Account.  Upon the consummation of the Acquisition on February 12, 2008, the funds held in the Trust Account were released to the Company.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation for Interim Reporting — The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in annual financial statements presented in accordance with U.S. generally accepted accounting principles have been generally been condensed or omitted pursuant to Securities and Exchange Commission (“SEC”) rules and regulations.

Management believes that the accompanying consolidated financial statements contain all adjustments (which include normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended January 3, 2009, included in the Company’s Annual Report on Form 10-K, and the Company’s Definitive Proxy Statement on Schedule 14-A filed with the SEC April 20, 2009 and on January 28, 2008, respectively.

Fiscal Year End — Until fiscal year 2008, the Company used a calendar year ending on December 31 as its fiscal year.  Starting with fiscal year 2008, the Company, due to the Acquisition of CGI, has adopted CGI’s fiscal year methodology of a 52 – 53 week fiscal year ending on the Saturday closest to December 31.  The 2009 fiscal year is a 52 week fiscal year that ends on January 2, 2010.

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

Business Combinations — The Company has accounted for the Acquisition under the purchase method of accounting in accordance with Statements of Financial Accounting Standards (‘‘SFAS’’) No.141 Business Combinations.  Accordingly, the cost of the Acquisition has been allocated to the assets and liabilities based upon their respective fair values, including identifiable intangible assets (such as, non-compete agreements, trade names and customer relationships) and the remaining cost allocated to goodwill.

Recognition of Revenue — Gross revenues consist of the total dollar value of goods and services purchased from the Company by our customers.  Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, establishes the criteria for recognizing revenues on a gross or net basis.  All transactions are recorded at the gross amount charged to customers for service.  In these transactions, the Company is the primary obligor, a principal to the transaction, assumes all credit risk, maintains substantially all risks and rewards, has discretion to select the supplier and has latitude in pricing decisions. The Company has no material revenues relating to activities where these factors are not present.  The Company also recognizes revenue in accordance with Method 5 of Emerging Issues Task Force (EITF) Issue No. 91-9, Revenue and Expense Recognition for Freight Services in Process.  Accordingly, gross revenue and freight consolidation costs for domestic ground freight, international air and ocean freight forwarding services are recognized based upon the relative transit time in each reporting period with expense recognized as incurred.  The Company computes relative transit time by considering the mode of transportation and the destination.  Domestic ground freight estimates are highly predictable and are based on historical delivery data. International air and ocean freight transit estimates are based on published third party carrier arrival schedules. Gross profits are gross revenues less freight expense.

Cash and Cash Equivalents — For purposes of the consolidated statements of cash flows, the Company considers all short term, highly liquid investments with an original maturity of less than 90 days to be cash equivalents.

Accounts Receivable — Accounts receivable are recorded at management's estimate of net realizable value.  Management evaluates the adequacy of the allowance for uncollectible accounts on a customer specific basis.  These factors include historical trends, general and specific economic conditions and local market conditions.  Accounts are written off when management determines collection is doubtful.  The balances for the allowance for uncollectible accounts were $389,000 and $348,000 as of April 4, 2009, and January 3, 2009, respectively.

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

Fair Value of Financial Instruments — The Company's financial instruments consist of cash equivalents, accounts receivable, accounts payable and debt.  The fair value of these financial instruments approximates their carrying value.

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

The Company is self insured for a portion of its workers’ compensation.  In the ordinary course of operations, employees may be injured and file a claim for workers’ compensation.  Based upon its review of open claims, management adjusts the balance sheet accrual to maintain adequate reserves for its estimate of incurred losses, including an estimate for incurred but not reported claims (IBNR).  IBNR includes future development of incurred losses.  (See Note 9)  Actual results could differ from these estimates.

Accounting for Goodwill, Intangibles and Other Long-Lived Assets — The Company accounts for goodwill, intangibles and other long-lived assets in accordance with SFAS No. 142, Goodwill and Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

 Under SFAS No. 141, goodwill represents the excess of cost (purchase price) over the fair value of net assets acquired.  Acquired intangibles are recorded at fair value as of the date acquired using the purchase method.  Under SFAS No. 142, goodwill and other intangible assets determined to have an indefinite life are not amortized, but are tested for impairment at least annually or when events or changes in circumstances indicate that the assets might be impaired. The impairment test for intangible assets consists of a comparison of its fair value with its carrying value, if the carrying amount exceeds its fair value, an impairment loss is recognized.  The Company recognized an impairment of Goodwill recorded at the acquisition on January 3, 2009.

Other intangible assets, which include non-compete agreements and customer relationships are amortized on a straight-line basis over the estimated useful lives of 5 to 12 years.

Comprehensive Income — SFAS No. 130, Reporting Comprehensive Income, established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements.  Comprehensive income for the 13 weeks ended April 4, 2009, and March 29, 2008, were the same as net income for the Company.

Stock Based Compensation — SFAS No. 123 (revised 2004), Share-Based Payments, (‘‘SFAS 123R’’) requires the Company to recognize expense for its share-based compensation based on the fair value of the awards that are granted.  The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model.  Option valuation methods require the input of highly subjective assumptions, including the expected stock price volatility.  Measured compensation expense related to such option grants, is recognized ratably over the vesting period of the related grants.  (Note 11)

Foreign Currency — For consolidation purposes, assets and liabilities expressed in currencies other than U.S. dollars are translated at the rates of exchange effective at the balance sheet date.  These gains and losses arising on re-measurement are accounted for in the income statement.  Gains and losses on translation were not material for the 13 weeks ended April 4, 2009 and March 29, 2008.

Income Taxes — The Company adopted the provisions of Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 48 (“FIN 48”) as of January 1, 2007, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements and requires companies to use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. As of April 4, 2009, and March 29, 2008, the Company had no material unrecognized income tax benefits, expected changes to unrecognized income tax benefits or interest and penalties.

The Company’s accounting policy for recognition of interest and penalties related to income taxes is to include such items as a component of income tax expense.

 Upon acquisition, CGI’s S corporation status was terminated, and after that date, the Company is taxed as a C corporation for federal and state income tax purposes.  The Company files a consolidated income tax return for federal tax purposes and in states where consolidated filings are permitted or required.  The Company filed income tax returns in the United Kingdom for its discontinued foreign subsidiary for 2008.  The Company files in all jurisdictions determined by the Company to have potential exposure.  In addition, the Company, as a result of a nexus study, determined that an increase in the number of states the Company was filing in will be implemented.  The impact of these increased filings has been accounted for in the tax provision for the 13 weeks ended April 4, 2009.  All tax years since the Company’s inception (September 1, 2005) as filed or yet to be filed are open to examination by the appropriate tax authorities.

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
•
New information – such as new tax laws, regulations and court cases – that affects the recognition and measurement of the benefits of a tax position is identified in a timely manner and properly evaluated.

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

Earnings Per Common Share (“EPS”) — The Company measures the effects of options and warrants on diluted EPS through application of the treasury stock method, whereby the proceeds received by the Company based on assumed exercise are hypothetically used to repurchase the Company’s common stock at the average market price for the period. Dilution will occur according to the treasury stock method only if the average market price of the Company’s common stock is higher than the exercise price of either the stock options and/or warrants.  When the opposite is present (i.e., the average market price is lower), the results are antidilutive, and the impact of either the stock options and/or warrants is ignored.

 The average market price of the Company’s common stock from January 3, 2009, to April 4, 2009, was $0.66 and since it was lower than the exercise price of the warrants, the impact of the warrants is excluded from the diluted EPS calculation for the 13 week period ended April 4, 2009. The number of warrants issued and outstanding as of April 4, 2009 is 13,500,000.

   During the 13 weeks ended April 4, 2009, the average market price of the Company’s stock was not higher than the exercise price of certain options granted, therefore, the impact of certain stock options is excluded in the diluted EPS calculations for the 13 weeks ended April 4, 2009.  As of April 4, 2009, a total of 359,750 stock options were issued and 23,333 of the stock options were vested and none were exercised.  During the 13 weeks ending April 4, 2009, 233,500 of the stock options were issued and 11,666 of the stock options vested, and none were exercised.

The average market price of the Company’s common stock from December 30, 2007, to March 29, 2008, was $5.93 and since it is lower than the exercise price of the warrants, the impact of the warrants is excluded from the diluted EPS calculation for the 13 weeks ended March 29, 2008.  The number of  warrants issued and outstanding as of March 29, 2008 is 13,500,000.  During the 13 weeks ended March 29, 2008, 70,000 stock options were issued and no stock options vested or were exercised.   However, during the same period of time, the average market price of the Company’s stock was higher than the exercise price of the options granted during the period, the impact of the stock options is included in the diluted EPS calculation for the period ended March 29, 2008.

The earnings per common share calculations for the 13 weeks ended April 4, 2009, and March 29, 2008, are shown below:

	13 Weeks Ended	13 Weeks Ended
	April 4, 2009	March 29, 2008

Basic EPS
Net (loss) income	$(532,000)	$165,000
Weighted average shares	10,859,385	12,709,933

Basic (loss) income per share	$(0.05)	$0.01

Diluted EPS
Net (loss) income-see above	$(532,000)	$165,000
Basic weighted average shares	10,859,385	12,709,933
Dilutive effect of warrants	-	-
Dilutive effect of stock options	-	3,968
Diluted weighted average shares	10,859,385	12,713,901

Diluted (loss) income per share	$(0.05)	$0.01

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

The results of operations of the acquired company, CGI, have been included in the Company's consolidated financial statements for the 13 weeks ended March 29, 2008, as follows:

•	The consolidated statement of operations included revenue and expenses of CGI from December 30, 2007, through February 11, 2008.

•	CGI's income from operations from December 30, 2007, through February 11, 2008 (i.e., the "Acquisition Date"), was deducted, as a single line item adjustment.

The final purchase price for the Acquisition at closing was determined based on the value of the cash consideration paid by the Company, the average value of Company’s common stock on or about the Purchase Agreement arrangement date, and the direct acquisition costs incurred.  The aggregate purchase price of $77,106,830 represents the sum of (i) $64,876,642 which represents cash consideration paid directly to CGI’s shareholders, (ii) $8,300,000 deposited in three separate escrows, as described above (iii) $493,196 of deferred acquisition costs paid at closing, (iv) $964,465 of deferred acquisition costs paid prior to closing and (v) $2,472,527 for 320,276 shares of common stock that were issued to two executive officers of CGI at closing.

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

During the first three quarters of 2008, additional adjustments to the preliminary purchase price allocation were recorded to goodwill.  In the fourth quarter, it became apparent to management after a detailed review of the information systems, that the intangible asset’s original estimated value of $1.197 million identified as software as of the purchase date, was deemed to have no fair value. This resulted in a purchase price adjustment which reclassified $1.197 million of the original fair value of the software to goodwill. In addition, management adjusted the purchase price allocation after completing a review of the assumptions associated with the non-compete intangible, in which a technical error was discovered in the original valuation.  As a result, the non-compete intangible asset’s value was considered to be overstated by $4.727 million in which resulted in an additional adjustment to goodwill.  This adjustment was also recorded in the fourth quarter. These adjustments resulted in a reclassification of $5.924 million from identifiable intangibles to goodwill. The deferred tax liability associated with the these intangibles and goodwill were each reduced by $2.366 million.

    In the fourth quarter of 2008, the Company, according to SFAS 142, performed its annual goodwill and intangible assets with indefinite lives impairment tests, and determined that all the goodwill and a portion of the remaining intangible assets had been impaired.  Consequently, the Company recorded a non-cash charge of $63.9 million for goodwill and $2.66 million for intangible assets, trademarks, impairment during the fourth quarter of 2008.

The final allocation of the fair value of the assets acquired and liabilities assumed in the Acquisition of CGI are as follows:

	Preliminary Allocation at 2/12/08	Adjustments to Preliminary Purchase Price Allocation	Deferred Tax Liability Adjustment Associated with Final Purchase Price Adjustments	Final Purchase Price Allocation
Current assets	$6,956,000			$6,956,000
Current assets of discontinued operations	388,000			388,000
Property and equipment	1,394,000			1,394,000
Intangibles	26,575,000	$(5,924,000)		20,651,000
Goodwill	59,471,020	5,924,000	$(2,366,000)	63,029,020
Current liabilities	(7,441,000)			(7,441,000)
Current liabilities of discontinued operations	(132,000)			(132,000)
Deferred tax liability	(10,104,020)		2,366,000	(7,738,020)
Total fair value of assets and liabilities	$77,107,000	$-	$-	$77,107,000

5. IMPAIRMENT OF GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS AT 2008 YEAR END:

Goodwill

The changes in the carrying amount of goodwill for the year ending January 3, 2009, are as follows (in thousands):

Balance at February 12, 2008	$63,029
Adjustment to Goodwill	881
Impairment Charge	(63,910)
Balance at January 3, 2009	$-

At the end of the 2008 fiscal year, the Company recognized an impairment to goodwill and identifiable intangible assets in the amount of $66.568 million as shown below (in thousands):

Impairment	Amount ('000)
Goodwill	$63,910
Trade names	2,658
TOTAL	$66,568

This impairment was charged to operating expenses and reduced the Company’s total assets from $95.264 million to $28.696 million as of January 3, 2009.

6.         PROPERTY AND EQUIPMENT:
Property and equipment consist of:

	Estimated
	useful lives	April 4, 2009	January 3, 2009
Land		$71,000	$71,000
Building	40 years	465,000	465,000
Leasehold improvements	3-7 years	128,000	140,000
Furniture & office equipment	3-7 years	855,000	745,000
Equipment	3-7 years	335,000	330,000
		1,854,000	1,751,000
Accumulated depeciation	3-7 years	(241,000)	(177,000)
Asset not in service		481,000	351,000
Property and equipment, net		$2,094,000	$1,925,000

Asset not in service consist of software costs related to the Company’s new accounting package, which has not been implemented.

Property and equipment acquired in the Acquisition was assigned fair value at $1,394,000.  Purchases of property and equipment totaled $18,000 for the 13 weeks ending March 29, 2008.

Depreciation expense for the 13 weeks ended April 4, 2009 and March 29, 2008, was $64,000 and $23,000, respectively.

7.   INTANGIBLE ASSETS:

The following table summarizes the Company’s intangible assets as of April 4, 2009, and January 3, 2009, respectively:

	Amortization Period	April 4, 2009	January 3, 2009
Non-compete agreements	5	$1,684,010	$1,684,010
Customer relationships	12	13,588,000	13,588,000
		15,272,010	15,272,010
Accumulated amortization		(1,598,872)	(1,245,573)
Tradenames	-	2,720,000	2,720,000
Intangible assets, net		$16,393,138	$16,746,437

A schedule of the amortization expense by year is as follows:

Year
2009	$1,413,192
2010	1,413,192
2011	1,413,192
2012	1,413,192
2013	1,413,192
$7,065,960

 Amortization expense for the 13 weeks ended April 4, 2009, and March 29, 2008,  was $353,000 and $321,000, respectively.

8.	DEBT:

Simultaneously with the Acquisition, the Company entered into a Credit Agreement as borrowers, with various financial institutions party thereto, as lenders, and LaSalle Bank National Association (presently Bank of America), as administrative agent (‘‘Bank of America’’) (‘‘Credit Agreement’’).  Pursuant to the Credit Agreement, the Company received a financing commitment of up to $30,000,000 for a senior secured credit facility from Bank of America in order to (a) pay out converted shares, (b) provide working capital for the Company and the Company’s direct and indirect subsidiaries and (c) provide for future permitted acquisitions.  The facility then consisted of up to $30,000,000, less any amount drawn under the term loan sublimit, as a revolving credit facility with a $3,000,000 sublimit for letters of credit.

As of January 3, 2009 events of default occurred due to beaches of the three financial covenants in the credit agreement as a result of the impairment of goodwill.  Accordingly, the Company amended the credit facility with Bank of America on April 17, 2009, and in return, the Bank issued a waiver with respect to the breached covenants.  The Company is in compliance with financial covenants in accordance with the Amended Credit Agreement as of April 4, 2009.

Pursuant to the amended Credit Agreement, the Company has a financing commitment of up to $6,786,605 for a senior secured credit facility from Bank of America in order to provide working capital for the Company and the Company’s direct and indirect subsidiaries.  The facility consists the outstanding balance of the term loan at April 4, 2009 of $3,786,605; up to $3,000,000 as a revolving credit facility with a $2,000,000 sublimit for letters of credit.  Interest, under the amended credit facility is payable at 4.00% over LIBOR or at 2.50% over the Prime Interest Rate. The non-use fee is 0.675% per year and the Letter of Credit fees are 1.75%.  The amortization of the term loan has not changed.  The cost of amending the credit facility was a one time $50,000 fee plus out of pocket legal costs.

Interest is payable at 1.75% over LIBOR or at the Prime Interest Rate.  The non-use fee is 0.50% per year and the Letter of Credit fees are 1.75%.  As of April 4, 2009, and January 3, 2009, the interest rate on the term loan was 2.26% and 3.62%, respectively.  As of April 4, 2009 and January 3, 2009 $3,786,605 and $4,259,930 was outstanding on the term loan.  No funds have been drawn down under the revolving credit facility.

A schedule of the principal repayments as of April 4, 2009, is as follows:

Year
2009	$709,989
2010	946,651
2011	2,129,965
$3,786,605

The Company has issued approximately $718,000 in bank letters of credit, which represent potential future payments under the Company’s workers’ compensation insurance program.

Interest expense for the term loan was $23,000 and $49,000 for 13 weeks ended April 4, 2009, and March 29, 2008, respectively.  In addition, the Company records bank fees associated with the revolving credit line, the letters of credit and the term loan.  These fees totaled approximately $37,000 and $6,000 for the 13 weeks ended April 4, 2009, and March 29, 2008, respectively.

The credit facility is secured by substantially all of the Company’s assets.

9.	INSURANCE ACCRUALS:

The Company uses a combination of insurance and self-insurance to provide for the liabilities for workers’ compensation, healthcare benefits, general liability, property insurance, and vehicle liability. Liabilities associated with the self-insured risks are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other assumptions.  The estimated accruals for these liabilities, portions of which are calculated by independent third party service providers, could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.  The self-insurance reserve for medical, dental and workers’ compensation was included in ‘‘accrued expenses ’’ on the balance sheets at April 4, 2009, and January 3, 2009, was $386,000 and $395,000, respectively.

10.      LEASES:

The Company has non-cancelable operating leases, primarily for real property and equipment rentals.  The leases require the Company to pay maintenance, insurance and other operating expenses.  Rental expense for operating leases, including daily non-committing rentals, for the 13 weeks ended April 4, 2009, and  March 29, 2008, was $987,000 and $1,010,000, respectively.

Future minimum lease payments for operations under non-cancelable lease at April 4, 2009, are as follows:

	Property	Equipment	Total
	(Thousands)
2009	$1,239	$1,066	$2,305
2010	1,237	1,421	2,658
2011	1,083	907	1,990
2012	788	807	1,595
2013	65	601	666
Thereafter	-	-
	$4,412	$4,802	$9,214

The Company’s leases for real property generally contain renewal options for periods of two to five years.

11.	STOCK BASED COMPENSATION:

The Company’s 2007 Long-Term Incentive Equity Plan (the ‘‘Plan’’), became effective with the consummation of the Acquisition.  The Plan was established to grant stock options, stock appreciation rights, restricted stock, deferred stock and other stock based awards to its directors, officers, employees and consultants of the Company.  Under the Plan, all stock option awards are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant and expire ten years after the date of the grant.  In 2008, the Company granted 70,000 stock options (in total) of the Company’s common stock to all non-employee directors on the Board of Directors and the Special Advisor on the Board of Directors and 56,250 stock options of the Company’s common stock to the Chief Executive Officer of one of its reporting units for the successful completion of the 2007 Company audit.  On February 9, 2009, the Company granted 150,000 stock options of the Company’s common stock to the Chief Executive Officer.  On March 15, 2009, the Company granted 83,500 stock options (in total) of the Company’s common stock to the upper management of the various reporting units as part of the Incentive Equity Plan. These stock options vest over a three-year period.  Shares issued as a result of future stock option exercises, if any, will be newly issued shares.  During the 13 weeks ended April 4, 2009, 11,666 stock options vested and none were exercised. During the 13 weeks ended March 29, 2008, no stock options vested or were exercised.  To date 23,333 stock options vested and none were exercised.

Compensation expense related to the 359,750 in stock options granted as of April 4, 2009,   and the 70,000 in stock options granted as of March 29, 2008, was $342,785 and $166,134, respectively, which is expected to be recognized over a weighted average vesting period of approximately three years.  During the 13 weeks ended April 4, 2009, and March 29, 2008, $24,000 and $0, respectively was charged to compensation expense related to stock option grants.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model that uses various assumptions for inputs as noted.  Generally, the Company uses expected volatilities and risk-free interest rates that correlate with the expected term of the option when estimating an option’s fair value.  For expected term, since the Company does not have historical share option exercise experience, FASB 123R provides that alternative sources of information may be used.  The Company adopts the “simplified method” to estimate the expected life of the option, which is equal to the average of the vesting term (3 years) and original contractual term (10 years).  Expected volatility is based on historical volatility of the stock prices of comparable logistic companies of similar market value, given the lack of trading history of the Company’s stock, and the expected risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant.  The assumptions used for options granted in the 13 weeks ended April 4, 2009, and March 29, 2008, were as follows:

Assumptions for the
13 Weeks Ended
April 4, 2009 and March 29, 2008

Expected volatility	58.0%

Expected dividends	0.0%

Expected term (in years)	6.5

Risk-free rate	3.0%

A summary of option activity under the Plan as ofthrough April 4, 2009, is as follows:

		Weighted-	Weighted-	Average
		Average	Average	Remaining	Aggregate
		Exercise	Grant Date	Contractual	Intrinsic
Options	Shares	Price	Fair Value	Term	Value
Balance (at January 4, 2009)	126,250	3.48	2.03	9.23	-
Granted - 1st Quarter 2009	233,500	0.69	0.35	10.00	-
Exercised - 1st Quarter 2009	-	-		-	-
Forfeited or expired	-	-		-	-
Outstanding at April 4, 2009	359,750	1.67	0.94	9.73	-

Exercisable (vested) at April 4, 2009	23,333	3.48	2.03	9.23	-

A summary of option activity under the Plan as of March 29, 2008 is as follows:

Weighted-
		Weighted-	Weighted-	Average
		Average	Average	Remaining	Aggregate
		Exercise	Grant Date	Contractual	Intrinsic
Options	Shares	Price	Fair Value	Term	Value
Beginning of year	-	-	-	-	-
Granted 1st Quarter	70,000	4.06	2.37	10.00	-
Exercised	-	-	-	-	-
Forfeited or expired	-	-	-	-	-
Outstanding at March 29, 2008	70,000	4.06	2.37	10.00	-

Exercisable at March 29, 2008	-	-	-	-	-

The total fair value of shares vested at during the 13 weeks ended April 4, 2009 and March 29, 2008, were $55,000 and $0, respectively.

12.	BUSINESS SEGMENTS:

The Company segregates business segments into Domestic and International.  The Domestic segment consists of operations serving a variety of wholesale customers in North America.  The International segment consists principally of shipments outside North America.  Financial information on business segments for the 13 weeks ended April 4, 2009,and March 29, 2008, is as follows (showing all of the activity of CGI from January 1, 2008, through March 29, 2008):

Business Segments:

13 Weeks Ending April 4, 2009
	Domestic	International	Consolidated
Gross revenues	14,606	2,837	17,443
Freight expense	(9,478)	(1,778)	(11,256)
Gross profit (Net revenue)	5,128	1,059	6,187
Selling, operating, and administrative expenses	(5,138)	(1,363)	(6,501)
Loss from operations before depreciation, amortization, interest and taxes	(10)	(304)	(314)

Total assets	$27,099	$1,597	$28,696
Capital expenditures	$230	$3	$233

13 Weeks Ending March 29, 2008
	Domestic	International	Consolidated
Gross revenues	16,159	3,140	19,299
Freight expense	(10,253)	(1,835)	(12,088)
Gross profit (Net revenue)	5,906	1,305	7,211
Selling, operating, and administrative expenses	(4,665)	(1,256)	(5,921)
Income from operations before depreciation, amortization, interest and taxes	1,241	49	1,290

Total assets	$88,730	$12,567	$101,297
Capital expenditures (incudes the fair value of assets purchased in CGI Acquisition)	$1,191	$221	$1,412

For purposes of this disclosure, all inter-company transactions have been eliminated.

13.   INCOME TAXES:

A summary of the components of the provision (benefit) for income taxes is as follows:

	13 Weeks Ended
	4/4/2009	3/29/2008
Federal:
Current income tax (benefit) expense	$(129,936)	$193,495
Deferred income tax benefit	(114,772)	(98,576)
	(244,708)	94,919

State:
Current income tax expense	65,620	90,762
Deferred income tax benefit	(43,504)	(37,862)
	22,116	52,900

Total (Benefit) Provision for Taxes	$(222,592)	$147,819

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	13 Weeks Ended
	April 4, 2009	March 29, 2008

Tax provision computed at federal statutory rate	-34.00%	34.00%
Effect of state income taxes, net of federal benefits	4.38%	11.13%
Other permanent differences, net	0.62%	2.01%
Effective tax rate	-29.00%	47.14%

Temporary differences which created deferred tax assets (liabilities) at April 4, 2009, and January 3, 2009, are as follows:

	13 Weeks Ended
	April 4, 2009		January 3, 2009
	Current	Non-current	Current	Non-current

Deferred tax assets:
Accruals	$327,930	$-	$370,653	$-
State tax	430,309	-	447,118	-
Compensation and benefits	94,853	-	26,566	-
Amortization	-	732,256	-	747,106
Allowance for bad debts	166,771	-	149,326	-
Total deferred tax assets	1,019,863	732,256	993,663	747,106
Deferred tax liabilities:
Depreciation	-	(124,929)	-	(129,515)
Amortization	-	(7,027,501)	-	(7,193,867)
Prepaids	(298,909)	-	(276,148)	-
Total deferred tax liabilities	(298,909)	(7,152,430)	(276,148)	(7,323,382)
Total deferred tax asset (liability), net	$720,954	$(6,420,174)	$717,515	$(6,576,276)

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

14.	CONTINGENCIES:

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

On October 28, 2008, a complaint was filed seeking class action status in the United States District Court for the District of New Jersey against The Clark Group, Inc., Clark Distribution Systems, Inc., Highway Distribution Systems, Inc., Clark Worldwide Transportation, Inc. and Evergreen Express Lines, Inc. (each a subsidiary of the Company and collectively, the “Subsidiaries”) by Multi-Media International, alleging excessive fuel surcharges by the Subsidiaries between October 1, 2002, and October 1, 2008.  A motion to certify a class has not yet been filed.  On behalf of itself and the putative class, plaintiff seeks to recover the alleged excessive fuel charges, enjoin the alleged improper calculation of fuel charges by defendants and payment of punitive damages and attorney’s fees.

On November 24, 2008, the plaintiff filed for a Voluntary Dismissal of the lawsuit in United States District Court for the District of New Jersey.  To date, the suit has not been refiled. The Company believes that the allegations in the lawsuit were without merit.

15.	RESTRICTED STOCK IN ESCROW:

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

This restricted stock in escrow is accounted for in accordance with SFAS No. 123 (revised 2004), Share-Based Payments.  In accordance with SFAS 123R, the Company used a Black-Scholes model in conjunction with a lattice or decision path model to simulate the future prices of the Company’s stock over a five year period (100,000 simulated decision paths were simulated in calculating the probability that the stock would exceed $11.50 for 20 out of 30 days in a 5 year period).

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

The ‘‘middle result’’ or expected value-median-mean in the 50% range would require approximately 50,000 price paths achieving an $11.50 per share price.  The results generated by this study are substantially less than the 50,000 required.  As a result of the probability analysis, the Company did not recognize any amortization expense related to restricted shares during the 13 weeks ended April 4, 2009, and March 29, 2008, respectively.

In addition, the Company accounts for restricted stock in escrow in accordance with SFAS No. 128, Earnings per Share.  Pursuant to paragraph 30, Contingently Issuable Shares are included in the diluted earning per share calculation “if all necessary conditions have been satisfied by the end of the period.”  The contingency was not met during the period and therefore these shares are excluded from both the basic and diluted earnings per share.The contingency was not met during the period, as the price of the stock was $0.60 at April 4, 2009 and therefore these shares are excluded from both the basic and diluted earnings per share calculation.

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

Overview of Our Business

Clark Holdings Inc. (“Holdings,” “CHI” or the “Company,” formerly known as Global Logistics Acquisition Corporation) is a niche provider of non-asset based transportation and logistics services to the print media industry throughout the United States and between the United States and other countries. References herein to “we,” “us” or “our” refer to the Company.

The Company was formed as a blank check company on September 1, 2005 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the transportation and logistics sector and related industries. On February 21, 2006, the Company closed its initial public offering (“IPO”) of 10,000,000 units, each consisting of one share of common stock and one warrant, and, concurrently therewith, its initial stockholders collectively purchased 2,272,727 warrants (“Private Warrants”). On March 1, 2006, the Company closed on the sale of an additional 1,000,000 units which were subject to an over-allotment option.  After deducting underwriting discounts and commissions and offering expenses, the total net proceeds to the Company from the offering (including the over-allotment option) were $80,997,000, of which $79,340,000 (plus the $2,500,000 from the sale of the Private Warrants) was deposited into a trust account (“Trust Account”).  On May 18, 2007, the Company entered into a stock purchase agreement (“SPA”), as amended on November 1, 2007, with The Clark Group, Inc. (“CGI”) and the stockholders of CGI (“Sellers”), providing for the purchase by the Company of all of CGI’s outstanding capital stock (the “Acquisition”). On February 12, 2008, the Company consummated the Acquisition, at which time the funds held in the Trust Account were released to the Company and used in part to pay the purchase price of the Acquisition.  Upon the closing of the Acquisition, the Company’s business became the business of CGI and the Company changed its name from Global Logistics Acquisition Corporation to Clark Holdings Inc.

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

Gross revenues increased over the several years prior to 2009. The ratio of freight expenses to gross revenues increased, reducing the Company’s margin.  Fuel increases contributed to the margin percentage decline because as surcharges are passed along in the form of higher billing rates, revenues increased without a corresponding change to gross profit.  The decline in margin also reflects a shift in the customer mix towards the Company’s largest customers where it has lower margins.  The Company’s top 10 domestic customers’ revenue represents approximately 69% of its 2008 domestic revenue.  The Company uses various performance indicators to manage its business.  The Company closely monitors margin and gains and losses for its top 20 customers and loads with negative margins.  The Company also evaluates on-time performance, costs per load by location and weekly revenue by location.  Vendor cost changes and vendor service issues are also monitored closely.

The Company conducts its domestic operations through its subsidiaries, Clark Distribution Systems, Inc. (“CDS”) and Highway Distribution Systems, Inc. (“HDS”), and its international operations through its subsidiary, Clark Worldwide Transportation, Inc. (“CWT”). Each of CDS, HDS and CWT is a wholly-owned subsidiary of CGI.

Recent Events

Amendment to the Credit Facility

Simultaneously with the Acquisition, the Company, as borrower, entered into a credit agreement with various financial institutions, as lenders, and LaSalle Bank National Association, as administrative agent (now part of Bank of America, the “Bank”) (“Credit Agreement”). Pursuant to the Credit Agreement, the Company received a financing commitment of up to $30,000,000 for a senior secured credit facility. The facility consisted of up to $20,000,000 that could be drawn within 60 days of the Closing Date (which was subsequently extended to 120 days on April 18, 2008) as a term loan sublimit, and up to $30,000,000, less any amount drawn under the term loan sublimit, as a revolving credit facility with a $3,000,000 sublimit for letters of credit. The balance of the term loan was $4,259,930 and $3,786,605 as of January 3, 2009, and April 4, 2009, respectively.

As at January 3, 2009, the Company recorded an impairment charge of approximately $66,568,000, as more fully described in Part I, Item 2, “Impairment to Goodwill and Other Intangibles.”  The recording of the impairment charge resulted in breaches of the three financial covenants contained in the Credit Agreement causing events of default thereunder.  On April 17, 2009, the Company entered into an amendment to the Credit Agreement, whereby the Bank waived the events of default and agreed to modify the financial covenants to account for the impairment charge. The Company also agreed to certain other changes to the Credit Agreement.  Pursuant to the amendment, the lenders’ revolving loan commitment was changed to $3,000,000, which the Company and its subsidiaries could use for working capital, with a $2,000,000 sublimit for letters of credit.  The term loan balance, which was $3,786,605 as of April 4, 2009 remained outstanding. The Company could borrow up to the amount of the revolving loan commitment, except that its borrowings under the revolving loan could at no time exceed the sum of the Company’s borrowing base (as defined in the Amendment) plus its cash collateralized letters of credit less the amount of the outstanding term loan.  The interest rate charged under the facility was changed to 4.00% over LIBOR or 2.50% over the prime interest rate, as applicable. The non-use fee was changed to 0.675% per year and the fee for letters of credit was changed to 1.75%.  The amortization of the term loan did not change.

The Company believes that its existing cash and cash equivalents, cash flow from operations and its credit facility, as amended, are adequate to meet our liquidity needs for the foreseeable future, including working capital, capital expenditure requirements, taxes and the term loan amortization obligations.

Instability in the Newsstand Distribution Channel

In the first quarter of 2009, there was a disruption of the wholesaler distribution supply channel, that caused a significant disruption of services for approximately a four week period.  Initially, two of the four wholesalers demanded distribution surcharges from the publishers and national distributors to cover their operating losses and threatened a suspension of service if these price demands were not met.  This resulted in two of the four wholesalers ceasing distribution operations temporarily on February 1, 2009.  One of the wholesalers that had ceased delivery of product reached a settlement with the national distributors and publishers concerning pricing and distribution.  The other wholesaler ceased operations in early February, liquidated its holdings and filed a lawsuit in U.S District Court (Southern District of New York) against publishers, national distributors and other wholesalers, alleging the defendants conspired to purge, and through coordinated action have purged, plaintiff from the magazine distribution industry and have destroyed plaintiff’s business.  All of the defendants are existing customers of ours and a settlement against them could affect our business.

Claim for Indemnification

At the closing of the Acquisition, we entered into an escrow agreement (“Escrow Agreement”) with the Sellers, providing, in part, for $7,500,000 of the purchase price to be deposited in escrow as a fund for the payment of indemnification claims that may be made by us as a result of any breaches of CGI’s covenants, representations and warranties in the SPA. On February 9, 2009, the Company issued a notice certificate pursuant to the Escrow Agreement, stating that the Company, as buyer, was entitled to receive funds from the escrow in the amount of $3,540,717.  The bulk of this claim (approximately 97%) pertained to damages incurred as a result of the Sellers’ breach of their representations and warranties as contained in the SPA.  Among other things, Seller failed to deliver the intellectual property required by the SPA in the condition represented in the SPA.  Damages incurred include damages to goodwill, the incremental costs of operating the Company’s computer system as delivered versus as represented, and the costs of repairing and/or replacing the computer system.

Impact of Economic Recession

The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of our customers, fuel shortages, price increases by carriers, interest rate fluctuations, and other economic factors beyond our control.  Many of the Company's customers' business models are dependent on expenditures by advertisers.  These expenditures tend to be cyclical, reflecting general economic conditions, as well as budgeting and buying patterns.  As the economic recession, and the downturn in its customers’ business cycles are causing a reduction in the volume of freight shipped by those customers, particularly to the single copy distribution channel, these factors along with the reduction in fuel costs have adversely affected the Company’s operating results as discussed below in the “Results of Operations” section of this Item.

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

A summary of our significant accounting policies are described in Note 2 of our consolidated financial statements for the 13 weeks ended April 4, 2009, as included in this Quarterly Report on Form 10-Q.

There have been no changes in critical accounting policies in the current year from those set forth in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009 (“2008 Form 10-K”).

Impairment to Goodwill and Other Intangibles Assets

The Company accounted for the Acquisition under the purchase method of accounting.  Accordingly, the cost of the Acquisition was allocated to the assets and liabilities based upon their respective fair values, including identifiable intangibles, and the remaining cost was allocated to goodwill.

The final allocation of the fair value of the assets acquired and liabilities assumed in the Acquisition, as described more fully in the Company’s 2008 Form 10-K, was as follows:

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

At the end of 2008, the Company recognized an impairment to the goodwill and identifiable intangible assets in the amount of $66.568 million, as shown below:

Impairment	Amount
Goodwill	$63,910,000
Trade names	2,658,000
TOTAL	$66,568,000

Goodwill

During the fourth quarter of 2008, in accordance with SFAS No. 142, the Company performed its annual impairment test for goodwill and intangible assets with an indefinite life.  The Company concluded that its market capitalization had been below its net book value for an extended period of time.  Management therefore assessed the fair value of its reporting units using both an income approach with a discounted cash flow model and a market approach using the observed market capitalization based on the quoted price of our common stock.  Management compared these values to each reporting units’carrying amount, including goodwill and identified an impairment.  The evaluation resulted in a $63.910 million impairment charge which was included in the “impairment of goodwill and intangible assets” line item in the consolidated statements of operations.

The changes in the carrying amount of goodwill for the year ending January 3, 2009, were as follows (in thousands):

Balance at February 12, 2008	$63,029
Adjustment to Goodwill	881
Impairment Charge	(63,910)
Balance at January 3, 2009	$-

Intangible Assets

During 2008, the Company acquired CGI, resulting in acquisition-related intangible assets.  Acquisition-related intangible assets at January 3, 2009, and February 12, 2008, as amended, consisted of the following:

Amortization Period	Fair Value	Accumulated Amortization	Impairment	Net Value After Impairment
5	$1,684,010	$(247,573)	$-	$1,436,437
-	5,378,000	-	(2,658,000)	2,720,000
12	13,588,000	(998,000)	-	12,590,000
	$20,650,010	$(1,245,573)	$(2,658,000)	$16,746,437

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

Results of Operations

First 13 Weeks 2009 Compared to First 13 Weeks 2008

The results of operations for the 13 weeks ended April 4, 2009 and March 29, 2008, where appropriate and for comparison purposes, include the results of the acquired company, CGI, showing the acquired company as if it was owned and operated during both quarters.    Prior to the acquisition of CGI on February 12, 2008, the Company was a ‘‘blank check’’ company and did not have any results from operations.

Revenues

The table below summarizes the Company’s revenue by business segment (i.e., domestic versus international in thousands of dollars) for the first 13 weeks of 2009 versus the first 13 weeks of 2008.

	For 13 Weeks Ending
	April 4, 2009	March 29, 2008
			% Change
Domestic	14,606	16,159	-9.6%
International	2,837	3,140	-9.6%
Gross Revenue	17,443	19,299	-9.6%

The table below includes certain items in the consolidated statements of income as a percentage of revenue for the 13 weeks ended April 4, 2009 versus March 29, 2008. The last two columns of this table shows certain items as a percentage of revenue for the 13 weeks ended April 4, 2009 and March 29, 2008, respectively, with CGI financial results included in both periods for the purpose of comparing the performance of the underlying business is performing.

	For 13 Weeks Ending
	April 4, 2009	March 29, 2008
Gross Revenue	100.0%	100.0%
Freight Expense	64.5%	62.6%
Gross Profit (Net Revenue)	35.5%	37.4%
Depreciation and Amortization	2.4%	2.1%
Selling, Operating & Administrative Exp	38.0%	30.7%
(Loss) Income from Operations	-4.9%	4.6%

In reviewing CHI operations for the first 13 weeks of 2009 versus the first 13 weeks of 2008, revenue decreased by 9.6% for the first 13 weeks of 2009 as compared to the first 13 weeks of 2008. Domestically, the decline is attributed to a sharp fall in oil prices resulting in a decrease in fuel surcharge invoicing. During the month of February, 2009, there was an approximate four-week disruption in the supply chain as two of the four major magazine wholesalers were in a pricing dispute with some of our publisher customers, significantly reducing the number of copies shipped to retail during this period of time. This situation resulted in one of the disputing wholesalers suspending operations and the remaining wholesalers deciding to service their retail territories. At this time, the magazine supply chain has returned to normal and is being supported by the remaining wholesalers. Further, weight decreased as a result of a 25.9% drop in advertising pages for the 13 weeks of of 2009 as compared to the first 13 weeks of 2008. Domestic pool distribution weight increased slightly or 0.6% over first quarter of 2008, as Clark was able to add new business to offset the decline in existing magazine customer weight from comparable periods.

The decrease in international gross revenues was attributable to a 10.6% decrease in tonnage offset by a slightly higher percentage of general commodity freight and a combination of higher airfreight and lower ocean freight revenues. The significant reductions that took place in the first 13 weeks of 2009 as compared to the first 13 weeks of 2008 were: UK and continental Europe — 5.2%, and Mexico, Central and South America — 6.8%. The UK, continental Europe, Mexico, Central and South America destinations represent 45.2% of international tonnage. The reductions reflect fewer orders for U.S. magazines and books by CWT’s international customers, along with a 25.6% reduction in advertising pages in the comparable periods. Additional decreases that took place in the first quarter of 2009 as compared to the first quarter of 2008 were: Philippines — 47.3% all other destinations in Asia — 15.0%, and Australia/New Zealand — 17.1%. The revenue offset resulted from a slightly higher percentage of general commodity freight handled in the first 13 weeks of 2009 as compared to the first 13 weeks of 2008.

Seasonality of Revenues. While CHI’s revenues are generally not seasonal (as each quarter’s revenue approximates 25% of annual revenues), there may be on occasion special events (e.g. an historical or celebrity event or death of a celebrity or other public figure) or a publisher’s release of a new publication that favorably impact tonnage and resulting revenues in a particular quarter.

Gross Profit (Net Revenue)

Our domestic margin decreased from 36.5% to 35.1% and our international margin from 41.6% to 37.3%.   Gross profit decreased by 1.0 million or 14.2% for the 1st 13 weeks of 2009 versus the same period in 2008.

The following table summarizes gross margin (dollars in thousands):

	For 13 Weeks Ending		For 13 Weeks Ending		Change
	April 4, 2009		March 29, 2008		Dollar	%
GROSS REVENUE DOMESTIC	$14,606	100.0%	$16,159	100.0%	$(1,553)	-9.6%

PURCHASED TRANSPORTATION	7,102	48.6%	7,343	45.4%	(241)	-3.3%
OTHER TRANSPORTATION EXPENSE
PERSONNEL AND RELATED	1,025	7.0%	1,128	7.0%	(103)	-9.1%
INSURANCE	135	0.9%	104	0.6%	31	29.8%
TRACTOR RENTALS AND MAINTENANCE	648	4.4%	583	3.6%	65	11.1%
FUEL	478	3.3%	903	5.6%	(425)	-47.1%
TRAVEL EXPENSE	70	0.5%	72	0.4%	(2)	-2.8%
OTHER	20	0.1%	120	0.7%	(100)	-83.3%
TOTAL FREIGHT EXPENSE DOMESTIC	9,478	64.9%	10,253	63.5%	(775)	-7.6%

GROSS PROFIT (NET REVENUE) DOMESTIC	5,128	35.1%	5,906	36.5%	(778)	-13.2%

GROSS REVENUE INTERNATIONAL	2,837	100.0%	3,140	100.0%	(303)	-9.6%
FREIGHT EXPENSE	1,778	62.7%	1,835	58.4%	(57)	-3.1%
GROSS PROFIT (NET REVENUE) INTERNATIONAL	1,059	37.3%	1,305	41.6%	(246)	-18.9%

TOTAL REVENUE	$17,443	100.0%	$19,299	100.0%	(1,856)	-9.6%
TOTAL GROSS PROFIT (NET REVENUE)	$6,187	35.5%	$7,211	37.4%	(1,024)	-14.2%

Domestic gross profit/net revenue declined 13.2% as new lower margin business was obtained to replace the decline in existing customer weight from the previous year. The new business comes from the consolidation and shipping of magazines, mail and newspaper inserts, along with direct from origin line haul transportation. It often takes many months to integrate the weight from new business into our distribution center network and create the required efficiencies to obtain the margin of existing customers, which we expect to achieve by the third and fourth quarter of 2009. Paid-for miles traveled by both purchased carrier transportation and company driver-tractor units declined slightly by 1.1%. Intermodal transportation continues to increase, growing from 3.8% to 4.6% of domestic pool distribution tonnage for comparable first quarter periods.  CGI was able to take advantage of consolidation opportunities at printers in the mid-west. Intermodal transportation is approximately 30% less expensive than road transportation in the transportation lanes where it is used.

The reduced international gross profit/net revenue and gross margin were a result of changes in the mix of CWT’s international services.  Ocean freight tonnage traditionally carries a higher gross margin percentage than does airfreight.  Tonnage to the UK and continental Europe, which primarily moves by steamship was lower by 592,000 lbs., while tonnage to Asia, including the Philippines, which primarily moves by air was lower by 343,000 lbs. during the comparable periods.  The decrease in gross margin percentage in the comparable period was a result of less freight tonnage moving in an equal number of containers as the company focused on consistency of service to it’s customers.

Selling, Operating and Administrative Expenses

The three tables below (company wide, domestic and international) summarize selling, operating and administrative expenses (dollars in thousands) for the 13 weeks ended April 4, 2009 and March 29, 2008, respectively, combining the operational costs of the Clark Group Inc. (i.e., “CGI COSTS”) with the public company costs (i.e., “PC COSTS”) of Clark Holdings Inc.

Clark Holding Inc- OSGA Breakdown
YTD 2009 Vs YTD 2008

	CGI COSTS	PC COSTS	TOTAL CHI COSTS	CGI COSTS	PC COSTS	TOTAL CHI COSTS
TOTAL	For 13 Weeks Ending			For 13 Weeks Ending
	April 4, 2009	April 4, 2009	April 4, 2009	March 29, 2008	March 29, 2008	March 29, 2008
SALARIES AND WAGES	3,435	147	3,582	3,073	91	3,164
GROUP INSURANCE	178	-	178	311	-	311
PROFIT SHARING	54	-	54	46	-	46
WORKERS COMPENSATION	18	-	18	31	-	31
	3,685	147	3,832	3,461	91	3,552

PACKAGING,OFFICE,COMPUTER SUPPLIES	184	-	184	260	-	260
OCCUPANCY EXPENSES	803	-	803	718	15	733
INSURANCE	35	27	62	30	17	47
CARGO LOSS & DAMAGE	31	-	31	36	-	36
OTHER OSGA (1)	1,169	420	1,589	934	359	1,293
	2,222	447	2,669	1,978	391	2,369

	5,907	594	6,501	5,439	482	5,921

Personnel expense to gross revenue	21.1%	0.8%	22.0%	17.9%	0.5%	18.4%
All other OSGA to gross revenue	12.7%	2.6%	15.3%	10.2%	2.0%	12.2%
Total OSGA to gross revenue	33.8%	3.4%	37.3%	28.1%	2.5%	30.6%

(1)	Other OSGA consists of repairs and maintenance, travel expenses, dues and subscriptions, warehouse equipment rentals, licenses, non-cash compensation, legal and professional fees.

Clark Holding Inc- OSGA Breakdown

YTD 2009 Vs YTD 2008	CGI COSTS	PC COSTS	TOTAL CHI COSTS	CGI COSTS	PC COSTS	TOTAL CHI COSTS
DOMESTIC	For 13 Weeks Ending			For 13 Weeks Ending
	April 4, 2009	April 4, 2009	April 4, 2009	March 29, 2008	March 29, 2008	March 29, 2008
SALARIES AND WAGES	2,674	147	2,821	2,386	91	2,477
GROUP INSURANCE	138	-	138	231	-	231
PROFIT SHARING	42	-	42	39	-	39
WORKERS COMPENSATION	14	-	14	27	-	27
	2,868	147	3,015	2,683	91	2,774

PACKAGING,OFFICE,COMPUTER SUPPLIES	118	-	118	155	-	155
OCCUPANCY EXPENSES	572	-	572	501	15	516
INSURANCE	17	27	44	20	17	37
CARGO LOSS & DAMAGE	24	-	24	28	-	28
OTHER OSGA	945	420	1,365	796	359	1,155
	1,676	447	2,123	1,500	391	1,891
	-	-	-	-	-	-
	4,544	594	5,138	4,183	482	4,665

Personnel expense to gross revenue	19.6%	1.0%	20.6%	16.6%	0.6%	17.2%
All other OSGA to gross revenue	11.5%	3.1%	14.5%	9.3%	2.4%	11.7%
Total OSGA to gross revenue	31.1%	4.1%	35.1%	25.9%	3.0%	28.9%

Clark Holding Inc- OSGA Breakdown

YTD 2009 Vs YTD 2008	CGI COSTS	PC COSTS	TOTAL CHI COSTS	CGI COSTS	PC COSTS	TOTAL CHI COSTS
INTERNATIONAL	For 13 Weeks Ending			For 13 Weeks Ending
	April 4, 2009	April 4, 2009	April 4, 2009	March 29, 2008	March 29, 2008	March 29, 2008
SALARIES AND WAGES	761	-	761	687	-	687
GROUP INSURANCE	41	-	41	80	-	80
PROFIT SHARING	13	-	13	7	-	7
WORKERS COMPENSATION	4	-	4	4	-	4
	819	-	819	778	-	778

PACKAGING,OFFICE,COMPUTER SUPPLIES	66	-	66	105	-	105
OCCUPANCY EXPENSES	232	-	232	217	-	217
INSURANCE	17	-	17	10	-	10
CARGO LOSS & DAMAGE	8	-	8	8	-	8
OTHER OSGA	221	-	221	138	-	138
	544	-	544	478	-	478
	1,363	-	1,363	1,256	-	1,256

Personnel expense to gross revenue	28.9%	0.0%	28.9%	24.8%	0.0%	24.8%
All other OSGA to gross revenue	19.2%	0.0%	19.2%	15.2%	0.0%	15.2%
Total OSGA to gross revenue	48.1%	0.0%	48.1%	40.0%	0.0%	40.0%

Selling, operating, and administrative expenses for the first 13 weeks of 2009 increased 9.8% to $6.5 million compared to $5.9 million in the first 13 weeks of 2008 . The increase in selling, operating and administrative expense is due primarily $0.1 million of severance expense, $0.2 million of additional expenses associated to new sales,  information technology and accounting personnel, $0.1 million of additional public company costs (primarily legal costs), $ 0.1 million increase in occupancy costs,$ 0.2 million increase in other OSGA associated with consultants, offset by a reduction in a $0.1 million of medical  insurance costs

Segmented Selling, Operating and Administrative. Domestic selling, operating and administrative expenses increased 8.5% to $5.1 million in the first quarter of 2009 from $4.7 million in the comparable period in 2008. Approximately $0.2 million or two-third of the increase comes from the addition of five regional based sales personnel necessary to support the domestic revenue growth strategy and the addition of 4 information technology professionals.  In addition, International selling, operational and administrative expenses increased 8.3 % to $1.3 million in the first quarter of 2009 from $1.20 million in the comparable period in 2008.  The majority of the increase resulted from a severance payment made to a former employee and the addition of five sales personnel necessary to support the strategic growth plans of the company offset by higher productivity at the distribution centers.

Personnel Expense. Personnel expense increased 5.6% to $3.8 million in the first 13 weeks of 2009 as compared to the first 13 weeks of 2008. A 12.5% increase of salaries and wages to $3.8 million was associated new sales, information technology and accounting/administrative personnel was partially offset by a $ 0.1 million reduction in medical insurance costs.  Personnel expense as a percentage of gross revenue was 22.0% in the first 13 weeks of 2009 as compared with 18.4% in the first 13 weeks of 2008. The decrease in gross revenue of $1.9 million in the first 13 weeks of 2009 compared to the first 13 weeks of 2008, with the 5.6% increase of personnel expense in the comparable quarters caused the significant increase as a percentage of gross revenue.

Other Selling, Operating and Administrative Expenses. Other selling, operating and administrative expenses increased 12.5% to $ 2.7 million in the first quarter of 2009 compared to $2.4 million in the first quarter of 2007. The increase was the result of an additional $0.1 million of occupancy costs, an additional $0.1 million increase in legal costs associated with the escrow claim and the amendment to the credit facility  and $0.1 million associated with information technology consultants.

Liquidity and Capital Resources

Our primary cash requirements are for working capital, borrowing obligations and capital expenditures.

Upon the closing of the Acquisition on February 12, 2008, the Company had approximately $88,700,000 in funds released from the Trust Account, as well as $80,787,000 in cash. After payments for the purchase price of CGI, deferred underwriter commissions and transaction related expenses, the Company had approximately $12,200,000 remaining.

Prior to the Acquisition, in accordance with our certificate of incorporation as it existed at the time, we called a special meeting in lieu of annual meeting of stockholders in order to obtain stockholder approval of the Acquisition and other related proposals.  At such meeting, on February 11, 2008, the stockholders approved the Acquisition and other related proposals.  Stockholders owning 1,802,983 of our then-outstanding shares of common stock voted against the Acquisition and, as permitted by our certificate of incorporation as it existed at the time, exercised their right to convert their shares into a pro rata portion of the Trust Account.  The per-share conversion price was equal to the amount in the Trust Account (inclusive of any interest thereon) as of February 8, 2008, two business days prior to the Acquisition, divided by the number of shares of common stock sold in the public offering, or approximately $8.06 per share.  In order to receive payment, stockholders had to surrender their shares.  1,789,583 of the conversion shares were surrendered within the required time period.  Accordingly, we converted such shares into $14,536,911 in cash and such shares were subsequently canceled.

Simultaneously with the closing of the Acquisition, we entered into the Credit Agreement.  Pursuant to the Credit Agreement, we received a financing commitment of up to $30,000,000 for a senior secured credit facility from The Bank in order to (a) pay for conversion shares, (b) provide working capital for us, CGI and CGI’s direct and indirect subsidiaries and (c) provide for future permitted acquisitions.  The facility consists of up to $30,000,000, less any amount drawn under the term loan sublimit, as a revolving credit facility with a $3,000,000 sublimit for letters of credit.  During the first half of 2008, we have drawn $4,733,000 under the term loan to pay conversions and no funds under the revolving credit facility.  As of January 3, 2009, the balance of the term loan was $4,259,930, while at April 4, 2009, this balance was $3,786,605.  The Company recently amended the Credit Agreement as follows.

As at January 3, 2009, the Company recorded an impairment charge of approximately $66,568,000, as more fully described in this Item in the section entitled “Impairment to Goodwill and Other Intangibles.”  The recording of the impairment charge resulted in breaches of the three financial covenants contained in the Credit Agreement causing events of default thereunder.  On April 17, 2009, the Company entered into an amendment to the Credit Agreement, whereby the Bank waived the events of default and agreed to modify the financial covenants to account for the impairment charge. The Company also agreed to certain other changes to the Credit Agreement.  Pursuant to the amendment, the lenders’ revolving loan commitment was changed to $3,000,000, which the Company and its subsidiaries could use for working capital, with a $2,000,000 sublimit for letters of credit.  The term loan balance of $3,786,605 remained outstanding.  The Company could borrow up to the amount of the revolving loan commitment, except that its borrowings under the revolving loan could at no time exceed the the sum of the Company’s borrowing base (as defined in the Amendment) plus its cash collateralized letters of credit less the amount of the outstanding term loan.  The interest rate charged under the facility was changed to 4.00% over LIBOR or 2.50% over the prime interest rate, as applicable. The non-use fee was changed to 0.675% per year and the fee for letters of credit was changed to 1.75%.  The amortization of the term loan did not change.

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

CGI has historically generated cash flows from operations.  Such cash flows, coupled with the Credit Agreement, will be sufficient, in the opinion of management, to meet our operating needs through at least January 2, 2010.

Cash Flows

The following table summarizes our historical cash flows:

	13 Weeks Ended
	April 4, 2009	March 29, 2008
Cash (used in) provided by operating activities	$(1,384)	$549
Cash (used in) provided by investing activities	$(223)	$11,659
Cash used in financing activities	$(473)	$(10,044)

The discussion of our cash flows that follows is based on our historical cash flows for the 13 weeks ended April, 4, 2009 and March 29, 2008.  The majority of the changes the 13 weeks ended March 29, 2008 are the result of the Acquisition which occurred on February 12, 2008.

Cash Flow from Operating Activities. Net cash (used in) provided by operating activities for the 13 weeks ended April, 4, 2009 and March 29, 2008 were approximately ($1.4) million and $0.5 million respectively.

Cash Flow from Investing Activities. Net cash (used in) provided by investing activities for the 13 weeks ended April, 4, 2009 was $0.2 million associated with capital expenditures for the period.  During the 13 weeks ended March 29, 2008, net cash provided by investing activities increased by $11.6 million.  This was associated with the acquisition of CGI, where there was an $88.4 million increase in cash provided by the release of cash from the trust fund, offset by a $74.6 million decrease associated with the CGI Acquisition and $2.2 million decrease associated with paying underwriter expenses.

Cash Flow from Financing Activities. Net cash used by financing activities for the 13 weeks ended April, 4, 2009 was $0.5 million, which was due to 2 amortization payments for the term loan with Bank of America.  Net cash used by financing activities for the 13 weeks ended March 29, 2008was $10.0 million. The net cash used by the financing activities resulted from net borrowing of $3.4 million under the Credit Facility, borrowing of $0.1 million from related parties, offset by the repayments to related parties of $0.4 million and $13.1 million in payments to shareholders who choose to convert their shares as part of the CGI Acquisition.

Disclosures About Contractual Obligations. CHI has non-cancelable operating leases, primarily for real property and principal repayments associated with the senior credit facility.  The leases require CHI to pay maintenance, insurance and other operating expenses.

	(Thousands)
		Payments due by period
		Less than			More than
Contractual Obligations:	TOTAL	1 year	1-3 years	3-5 years	5 years
Operating leases (1)	8,798	2,867	4,164	1,767	-
ERP Systems	416	103	218	95
Subtotal	9,214	2,970	4,382	1,862	-
Long Term Debt	3,787	947	2,840	-	-
Total	13,001	3,917	7,222	1,862	-

(1)	Excludes payments of maintenance, insurance and other operating expenses associated with the lease agreements. These amounts did not represent a significant portion of CGI’s lease obligations in 2008.

CHI had $1.8 million of cash and cash equivalents at April 4, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T.  Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April, 4, 2009.  Based upon their evaluation, they concluded that our disclosure controls and procedures were effective, except to the extent those controls and procedures were affected by the material weakness identified in our internal control over financial reporting, as set forth in our 2008 Form 10-K.

Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial and accounting officer and effected by our board of directors, management and other personnel and is based on the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   The purposed of our internal controls over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (United States).  Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles (United States), and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

In our 2008 Form 10-K, we identified a material weakness in our internal control over financial reporting.  During the fiscal quarter to which this report relates, in connection with remedying such material weakness, the following changes were made in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

•
We have hired, and will continue to hire, additional personnel with technical knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S. GAAP requirements.

•
Where necessary, we will supplement personnel with qualified external advisors. We have retained senior level and highly qualified personnel from well known firms with strong training and experience to advise and consult in specific areas of focus and remediation.

•
A new financial system and software have been acquired and are in the process of being implemented, and will be operational within fiscal year 2009. This system and software have been and are currently used in many public companies, have a global presence and provide off the shelf capabilities and features that reduce the complexity and intricacy of designing and developing accounting and reporting controls and capabilities, thus accelerating the implementation.

•
Through the acquisition of The Clark Group, Inc. on February 12, 2008, and aggressive recruiting, the Company has hired additional resources with expertise in the selection and application of generally accepted accounting principles commensurate with their financial reporting requirements.

•
The information technology department, in conjunction with our management and external consultants, has developed a specific framework that is guiding the scoping and initiation of a series of projects and initiatives targeting specific remediation activities and change management issues relating to the material weakness and improving our capabilities to manage data, systems and software.

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings.

On February 9, 2009, the Company issued a notice certificate pursuant to the Escrow Agreement, stating that the Company, as buyer, was entitled to receive funds from the escrow in the amount of $3,540,717.  The bulk of this claim (approximately 97%) pertains to damages incurred as a result of the Sellers’ failure to deliver the intellectual property required by the SPA in the condition represented in the SPA. The foregoing is more fully described in Part I, Item 2, “Recent Events – Claim for Indemnification,” which description is incorporated herein by reference. On March 18, 2009, the Company made a demand for arbitration, to be administered by the American Arbitration Association, seeking recovery from the funds held in escrow of no less than $3,600,000.

Item 1A. Risk Factors.

There have been no material changes in our risk factors during the fiscal quarter ended April 4, 2009 from those previously disclosed in our 2008 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

No defaults occurred or were declared with respect to any of the Company’s indebtedness during the fiscal quarter ended April 4, 2009.  As at January 3, 2009, the Company recorded an impairment charge of approximately $66,568,000, resulting in breaches of the three financial covenants contained in the Credit Agreement causing events of default thereunder. On April 17, 2009, the Company entered into an amendment to the Credit Agreement, whereby the Bank waived the events of default and agreed to modify the financial covenants to account for the impairment charge.  The foregoing is more fully described in Part I, Item 2, “Recent Events – Amendment to the Credit Facility,” which description is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1
Waiver and Amendment No. 2 to Credit Agreement dated as of April 17, 2009, by and among Clark Holdings Inc., The Clark Group, Inc., Clark Distribution Systems, Inc., Clark Worldwide Transportation, Inc., Highway Distribution Systems, Inc., Evergreen Express Lines, Inc. and Bank of America, N.A. (successor-in-interest to LaSalle Bank National Association).(1)

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of Principal Executive Officer and the Principal Financial Officer and Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)	Incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K for the fiscal year ended January 3, 2009, filed on April 20, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARK HOLDINGS INC.

Date: May 18, 2009	/s/ Gregory E. Burns
Gregory E. Burns
Chief Executive Officer
(Principal Executive Officer)

Date: May 18, 2009	/s/ Stephen Spritzer
Stephen Spritzer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Waiver and Amendment No. 2 to Credit Agreement dated as of April 17, 2009, by and among Clark Holdings Inc., The Clark Group, Inc., Clark Distribution Systems, Inc., Clark Worldwide Transportation, Inc., Highway Distribution Systems, Inc., Evergreen Express Lines, Inc. and Bank of America, N.A. (successor-in-interest to LaSalle Bank National Association).(1)

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of Principal Executive Officer and the Principal Financial Officer and Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)	Incorporated by reference to Exhibit 10.13 of the Annual Report on Form 10-K for the fiscal year ended January 3, 2009, filed on April 20, 2009.