Form 10-Q
period 2009-07-04
Clark Holdings Inc.
filed 2009-08-20
CIK 1338401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009

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

As of August 20, 2009, 12,032,193 shares of registrant’s common stock, par value $.0001 per share, were issued and outstanding.

CLARK HOLDINGS INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CLARK HOLDINGS INC.
 CONSOLIDATED BALANCE SHEETS
(In Thousands)

	(UNAUDITED)
	July 4, 2009	January 3, 2009
ASSETS
CURRENT ASSETS:
Cash and equivalents	$2,639	$3,915
Accounts receivable, net of allowance for doubtful accounts of
$424 and $348, respectively	5,418	5,557
Other receivables	49	62
Prepaid expenses	2,294	1,594
Deferred tax assets-current	755	718
Total current assets	11,155	11,846

PROPERTY AND EQUIPMENT, net of accumulated depreciation	2,499	1,925

INTANGIBLE ASSETS, net of accumulated amortization	16,041	16,746

Total assets	$29,695	$30,517
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long term debt	$3,550	$1,184
Accounts payable	3,361	2,500
Accrued expenses and other payables	5,973	5,428
Total current liabilities	12,884	9,112

COMMITMENTS and CONTINGENCIES

Long term debt	-	3,076
Deferred tax liabilities-non-current	6,287	6,576

STOCKHOLDERS' EQUITY
Preferred stock-$.0001 par value; 1,000,000 shares authorized; none issued	-	-
Common stock-$.0001 par value; 400,000,000 shares authorized;	1	1
10,859,385 issued and outstanding at July 4, 2009
and at January 3, 2009
Additional paid-in capital	73,452	73,398
Deficit	(62,929)	(61,646)
Total stockholders' equity	10,524	11,753
Total liabilities and stockholders' equity	$29,695	$30,517

See Notes to Consolidated Financial Statements

CLARK HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In Thousands)

	13 Weeks Ended	13 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Gross revenues	$16,491	$21,213	$33,934	$40,512

Freight expense	(10,310)	(13,882)	(21,558)	(25,970)

Gross profit/net revenue	6,181	7,331	12,376	14,542

Depreciation and amortization	(425)	(662)	(840)	(1,032)

Selling, operating and administrative expenses	(6,906)	(5,974)	(13,417)	(11,895)

(Loss) income from operations	(1,150)	695	(1,881)	1,615

Interest income	1	13	1	289
Interest expense	(40)	(59)	(63)	(108)

(Loss) income before income taxes and adjustments	(1,189)	649	(1,943)	1,796

Less: Clark Group Inc Income from December 30, 2007 to February 11, 2008	-	-	-	(834)

Income tax benefit (expense)	438	(295)	660	(443)

Net (loss) income	$(751)	$354	$(1,283)	$519

Weighted average number of shares outstanding:
Basic	10,859	10,859	10,859	11,774
Diluted	10,859	10,861	10,859	11,781

Net ( loss ) income per share:
Basic	$(0.07)	$0.03	$(0.12)	$0.04
Diluted	$(0.07)	$0.03	$(0.12)	$0.04

See Notes to Consolidated Financial Statements

CLARK HOLDINGS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
(In Thousands, except share data)

				Additional	Retained
			Restricted	Paid-In	Earnings
	Shares	Amount	Shares	Capital	(Deficit)	Total
Balance - December 31, 2007	13,500,000	$1		$67,174	$2,015	$69,190
Equity issuance per purchase agreement	320,276			2,473		2,473
Transfer in from contingency for stock conversion,net				18,118		18,118
Reduction due to stock conversion	(1,787,453)			(14,429)		(14,429)
Restricted shares per Stockholders' Escrow Agreement	(1,173,438)		1,173,438
Net loss for 53 weeks ended January 3, 2009					(63,661)	(63,661)
Adjustment for option expense				62		62
Balance - January 3, 2009	10,859,385	1	1,173,438	73,398	(61,646)	11,753
Net loss for 26 weeks ended July 4, 2009					(1,283)	(1,283)
Adjustment for option expense				54		54
Balance - July 4, 2009 (UNAUDITED)	10,859,385	$1	1,173,438	$73,452	$(62,929)	$10,524

See Notes to Consolidated Financial Statements

CLARK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
   (In Thousands)

	26 Weeks	26 Weeks
	Ended	Ended
	July 4, 2009	June 28, 2008
Cash Flows from Operating Activities:
Net (loss) income	$(1,283)	$519
Adjustment to reconcile net (loss) income to cash flows
provided by operating activities
Depreciation	135	75
Amortization	705	931
Shared-based compensation cost	54	18
Deferred Income Tax Benefit	(326)	(455)
(Increase) Decrease in accounts receivable	139	(1,538)
(Increase) Decrease in other receivable	13	(98)
(Increase) Decrease in prepaid expense	(700)	(63)
(Increase) Decrease in currents assets of discontinued operations	-	277
(Increase) Decrease in deferred acquisition cost	-	874
Increase in accounts payable	861	778
Increase (Decrease) in accrued expenses and other payables	545	(53)
Increase in currents liabilities of discontinued operations	-	29
Net cash provided by operating activities	143	1,294

Cash Flows from Investing Activities:
Decrease in marketable securities held in Trust account	-	88,423
Acquisition of Clark Group Inc	-	(74,634)
Payment of deferred underwriting fees	-	(2,112)
Purchase of property and equipment	(709)	(51)
Net cash used in provided by investing activities	(709)	11,626

Cash Flows from Financing Activities:
Proceeds from note payable to related parties	-	135
Repayment of note payable to related parties	-	(483)
Proceeds from term loan	-	4,733
Repayment of term loan	(710)	-
Costs of stock conversion	-	(14,429)
Net cash used in financing activities	(710)	(10,044)

Net (decrease) increase in cash and cash equivalents	(1,276)	2,876
Cash and cash equivalents - beginning of period	3,915	133
Cash and cash equivalents - end of period	$2,639	$3,009
Cash paid during the period
Income Taxes	$302	$1,033
Interest	$63	$108

Non-Cash Financing Activity:
Reduction in deferred underwriting fees, adjustment to additional
paid in capital	$-	$433

Shares not converted, adjustment to additional paid-in capital	$-	$3,256

See Notes to Consolidated Financial Statements

CLARK HOLDINGS INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS OPERATIONS:

Clark Holdings Inc. (formerly Global Logistics Acquisition Corporation) (the ‘‘Company’’) was incorporated in Delaware on September 1, 2005.  The Company was formed to serve as a vehicle for the acquisition of one or more operating businesses in the transportation and logistics sector and related industries through a merger, capital stock exchange, asset acquisition or other similar business combination. All activity from September 1, 2005, through February 21, 2006 related to the Company’s formation and preparation for its initial public offering, as described below.  Starting on February 21, 2006, the date the initial public offering was consummated, the Company began searching for a target business to acquire.  On May 18, 2007, the Company entered into a Stock Purchase Agreement (‘‘Stock Purchase Agreement”) with The Clark Group, Inc. (‘‘CGI’’) and the stockholders of CGI, pursuant to which the Company agreed to purchase 100% of CGI’s shares of common stock.  In February 2008, the Company completed the Acquisition of CGI (the ‘‘Acquisition’’).  (Note 5)

The registration statement for the Company’s initial public offering (‘‘Offering’’) of 10,000,000 Units (as defined in Note 4) was declared effective on February 15, 2006.  The Company consummated the Offering on February 21, 2006.  On March 1, 2006, the Company sold an additional 1,000,000 Units pursuant to the underwriter’s over-allotment option.  In total, the Company recorded net proceeds of approximately $80,997,000 after deducting underwriting discounts and commissions (including $2,640,000 of deferred underwriting discounts and commissions) and offering expenses.  The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering were intended to be generally applied towards the consummation of an initial business combination with (or acquisition of) one or more operating businesses in the transportation and logistics sector and related industries (‘‘Business Combination’’).  Accordingly, of the $80,997,000 in net proceeds, $79,340,000 was placed in a trust account (“Trust Account”) that was not to be released until the Company consummated a Business Combination.  The operating business that the Company acquired in such Business Combination had to have a fair market value equal to at least 80% of the balance in the Trust Account (excluding deferred underwriting discounts and commissions of $2,640,000) at the time of such acquisition.  The funds in the Trust Account were invested in short-term securities issued or guaranteed by the United States Treasury.  The remaining proceeds from the Offering were used to pay for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  At December 31, 2007, $88,423,218 ($2,640,000 of which consists of deferred underwriting discounts and commissions) of the net proceeds inclusive of interest earned subject to unpaid taxes was held in such Trust Account.  Upon the consummation of the Acquisition on February 12, 2008, the funds held in the Trust Account were released to the Company.

2.	BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1”).  FSP SFAS 107-1, which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires publicly-traded companies, as defined in APB Opinion No. 28, “Interim Financial Reporting,” to provide disclosures on the fair value of financial instruments in interim financial statements.  Since FSP SFAS 107-1 requires only additional disclosures concerning the financial instruments, the adoption of FSP SFAS 107-1 effective June 30, 2009, did not affect the consolidated financial position, results of operations or cash flows of the Company.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosures of subsequent events that occurred after the balance sheet date but prior to the issuance of financial statements.  SFAS 165 is effective for financial statements issued for interim periods or fiscal years ending after June 15, 2009.  Subsequent events have been evaluated through the filing date (August 20, 2009) of these unaudited consolidated financial statements.  The adoption of SFAS 165, effective June 2009, did not affect the consolidated financial position, results of operations or cash flows of the Company.

Management believes that the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2009, as filed with the Securities and Exchange Commission.

The balance sheet as of January 3, 2009, has been derived from the audited consolidated financial statements as of such date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

3.	EARNINGS PER COMMON SHARE (“EPS”):

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

As the Company has a net loss for the 13 weeks and 26 weeks ended July 4, 2009, shares used in the calculation of diluted loss per share are based on the weighted average of shares outstanding and exclude the effect of outstanding options and warrants.  The weighted-average number of options and warrants outstanding for the thirteen weeks ended July 4, 2009 was 390,478 and 13,272,727, respectively. The weighted-average number of options and warrants outstanding for the 26 weeks ended July 4, 2009 was 323,431 and 13,272,727, respectively. In addition, the 1,173,438 contingently issued shares referred to in Note 5 will be included in the calculation of diluted EPS, if dilutive, only when the target stock price is met at the end of the reporting period.

The average market price of the Company’s common stock from March 30, 2008, to June 28, 2008, was $3.12 and since it is lower than the exercise price of outstanding warrants, any impact is excluded from the diluted EPS calculation for the 13 weeks ended June 28, 2008.  The average market price of the Company’s common stock from December 30, 2007, to June 28, 2008, was $4.49 and since it is lower than the exercise price of outstanding warrants, any impact is excluded from the diluted EPS calculation for the 26 week period ended June 28, 2008. The weighted-average number of options and warrants outstanding for the thirteen weeks ended June 28, 2008 was 84,217 and 13,272,727, respectively. The weighted-average number of options and warrants outstanding for the 26 weeks ended June 28, 2008 was 48,799 and 13,272,727, respectively.

The earnings per common share calculations for the 13 and 26 weeks ended July 4, 2009, and June 28, 2008, are shown below:

	13 Weeks Ended	13 Weeks Ended
	July 4, 2009	June 28, 2008

Basic EPS
Net (loss) income	$(751,000)	$354,000
Weighted average shares	10,859,385	10,859,385

Basic (loss) income per share	$(0.07)	$0.03

Diluted EPS
Net (loss) income-see above	$(751,000)	$354,000
Basic weighted average shares	10,859,385	10,859,385
Dilutive effect of warrants	-	-
Dilutive effect of stock options	-	1,694
Diluted weighted average shares	10,859,385	10,861,079

Diluted (loss) income per share	$(0.07)	$0.03

	26 Weeks Ended	26 Weeks Ended
	July 4, 2009	June 28, 2008

Basic EPS
Net (loss) income	$(1,283,000)	$519,000
Weighted average shares	10,859,385	11,774,378

Basic (loss) income per share	$(0.12)	$0.04

Diluted EPS
Net (loss) income-see above	$(1,283,000)	$519,000
Basic weighted average shares	10,859,385	11,774,378
Dilutive effect of warrants	-	-
Dilutive effect of stock options	-	6,794
Diluted weighted average shares	10,859,385	11,781,172

Diluted (loss) income per share	$(0.12)	$0.04

4.	INITIAL PUBLIC OFFERING:

On February 21, 2006, the Company sold 10,000,000 units (‘‘Units’’) in the Offering for $8.00 per Unit.   On March 1, 2006, pursuant to the underwriters’ over-allotment option, the Company sold an additional 1,000,000 Units for $8.00 per Unit.  Each unit consisted of one share of common stock, par value $.0001 per share (“Share”), and one warrant to purchase one Share at an exercise price of $6.00 per Share (“Warrant”).  The warrants became exercisable upon the completion of the Acquisition and expire on February 15, 2011.  The warrants were originally redeemable at a price of $.01 per warrant upon 30 days notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.  Under the terms of the Warrant Agreement governing the warrants, the Company is required to use its best efforts to register the warrants and maintain such registration.  After evaluating the Company’s financial statement treatment with respect to the accounting for derivative financial instruments pursuant to FASB’s Emerging Issues Task Force Issue No. 00-19, the Company entered into a First Supplemental Warrant Agreement (the ‘‘Supplemental Agreement’’), dated August 21, 2006, with The Bank of New York (the ‘‘Warrant Agent’’), to amend the Warrant Agreement, dated as of February 15, 2006, between the Company and the Warrant Agent in order to clarify that registered holders of the Company’s warrants do not have the right to receive a net cash settlement or other consideration in lieu of physical settlement in shares of the Company’s common stock.

5.	ACQUISITIONS AND BUSINESS COMBINATION OF THE CLARK GROUP INC.:

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

At the closing of the Acquisition, an escrow agreement (‘‘Escrow Agreement’’) was entered into providing for (i) $7,500,000 as a fund for the payment of indemnification claims that may be made by the Company as a result of any breaches of CGI’s covenants, representations and warranties in the Acquisition Agreement (‘‘Indemnification Escrow’’), (ii) $500,000 as a fund to pay the Company the amount, if any, by which the average of the working capital on the last day of the month for the 12 months ended March 31, 2008, is higher (less negative) than negative $1,588,462 (“Working Capital Escrow”), and (iii) $300,000 as a fund to reimburse CGI and the Company for costs incurred in connection with discontinuing certain of CGI’s operations in the United Kingdom (“Discontinued Operations Escrow”).  On September 15, 2008, in accordance with the Escrow Agreement, the entire Discontinued Operations Escrow was released to the former stockholders of CGI.  Also in accordance with the Escrow Agreement, $2.5 million of the Indemnification Escrow was released to former stockholders of CGI on August 14, 2008.  (Note 10)

Holders of 1,802,983 of the Company’s shares of common stock voted against the Acquisition and elected to convert their shares into a pro rata portion of the Trust Account (approximately $8.06 per share or an aggregate amount of $14,536,911).  After giving effect to (i) the issuance of 320,276 shares in connection with the Acquisition and (ii) the conversion of shares, there are currently 10,859,385 shares of common stock outstanding.  In addition, the founders of the Company have placed 1,173,438 shares of common stock into escrow pending the attainment of a specified market price (restricted shares) and these are excluded in authorized and outstanding shares at July 4, 2009.  As a result of the condition to which the escrowed shares will be subject, such shares will be considered as contingently issuable shares and, as a result, are not included in the earnings per share calculations.  Accordingly, the Company will recognize a charge based on the fair value of the shares over the expected period of time it will take to achieve the target price, if and only if the expected probability of the share price attaining the specified market price exceeds 50 percent.

The Company has accounted for the Acquisition under the purchase method of accounting.  Accordingly, the cost of the Acquisition has been allocated to the assets and liabilities based upon their respective fair values, including identifiable intangibles and remaining cost allocated to goodwill.

The results of operations of the acquired company, CGI, have been included in the Company's consolidated financial statements for the 26 weeks ended June 28, 2008, as follows:

•	The consolidated statement of operations included revenue and expenses of CGI from December 30, 2007, through February 11, 2008.

•	CGI's income from operations from December 30, 2007, through February 11, 2008 (i.e., the "Acquisition Date"), was deducted, as a single line item adjustment.

The final purchase price for the Acquisition at closing was determined based on the value of the cash consideration paid by the Company, the average value of Company’s common stock on or about the Purchase Agreement arrangement date, and the direct acquisition costs incurred.  The aggregate purchase price of $77,106,830 is comprised of the following:

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

During the first three quarters of 2008, additional adjustments to the preliminary purchase price allocation were recorded to goodwill.  In the fourth quarter, it became apparent to management after a detailed review of the information systems, that the intangible asset’s original estimated value of $1.197 million identified as software as of the purchase date, was deemed to have no fair value. This resulted in a purchase price adjustment which reclassified $1.197 million of the original fair value of the software to goodwill. In addition, management adjusted the purchase price allocation after completing a review of the assumptions associated with the non-compete intangible, in which a technical error was discovered in the original valuation.  As a result, the non-compete intangible asset’s value was considered to be overstated by $4.727 million in which resulted in an additional adjustment to goodwill.  This adjustment was also recorded in the fourth quarter. These adjustments resulted in a reclassification of $5.924 million from identifiable intangibles to goodwill. The deferred tax liability associated with these intangibles and goodwill were each reduced by $2.366 million.

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

At the end of the 2008 fiscal year, the Company recognized an impairment to goodwill and identifiable intangible assets in the amount of $66.568 million as shown below (in thousands):

Impairment	Amount (‘000)
Goodwill	$63,910
Trade names	2,568
TOTAL	$66,568

This impairment was charged to operating expenses and reduced the Company’s total assets form $95.264 million to $28.696 million as of January 3, 2009.

6.	DEBT:

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

As of January 3, 2009 events of default occurred due to breaches of the Company’s financial covenants in the credit agreement as a result of the impairment of goodwill.  Accordingly, the Company amended the credit facility with Bank of America on April 17, 2009, and in return, the Bank issued a waiver with respect to the breached covenants.  Interest is payable at 4.00% over LIBOR or at the Prime Interest Rate.  The non-use fee is 0.675% per year and the Letter of Credit fees are 4.00%. As of July 4, 2009, and January 3, 2009, the interest rate on the term loan was 4.475% and 3.62%, respectively.  As of July 4, 2009 and January 3, 2009 $3,549,942 and $4,259,930 was outstanding on the term loan.  No funds have been drawn down under the revolving credit facility.

Due to continuing losses during the second quarter, the Company was not in compliance with three of its financial covenants as of the end of the May 2009 reporting period and a notice of events of default was issued by Bank of America on July 6, 2009.  The Company and the bank are in discussions with respect to a forbearance agreement, waiver agreement, amendment to the Credit Agreement and/or similar agreement to address the events of default; however, there can be no assurance that the Company will be able to negotiate such an agreement on favorable terms or at all.  While we do not expect the bank to terminate the credit facility and/or demand repayment of outstanding debt, it would have the right to do so as a result of the events of default. In such event, the bank could seek to foreclose on its security interests in our assets and those of our subsidiaries. Alternatively, the bank could exercise the other rights and remedies available to it under the Credit Agreement. Such actions would materially and negatively impact our liquidity, results of operations and financial condition.  Consequently, the Company is classifying all of its long-term debt as current and payable within one year.

In response to both the continuing losses incurred in the second quarter and the ongoing discussions with the Bank concerning the credit facility, management implemented a series of cost restructurings including a reduction in force, wage freezes and wage reductions that resulted in reducing the annual payroll by $2.4 million per year. Management also significantly reduced capital expenditure budgets and has several ongoing initiatives to further reduce the cost base in the third quarter going forward and improve free cash flow generation.

A schedule of the principal repayments in accordance with the rights and remedies available to the Bank under the existing Credit Agreement as of July 4, 2009 is as follows:

2009	$3,549,942

The Company has issued approximately $718,000 in bank letters of credit, which represent potential future payments under the Company’s workers’ compensation insurance program.

Interest expense for the term loan was $40,000 and $59,000 for 13 weeks ended July 4, 2009, and June 28, 2008, respectively.  In addition, the Company records bank fees associated with the revolving credit line, the letters of credit and the term loan.  These fees totaled approximately $16,000 and $5,000 for the 13 weeks ended July 4, 2009, and July 28, 2008, respectively.

Interest expense for the term loan was $63,000 and $108,000 for 26 weeks ended July 4, 2009, and June 28, 2008, respectively.  In addition, the Company records bank fees associated with the revolving credit line, the letters of credit and the term loan.  These fees totaled approximately $52,000 and $11,000 for the 26 weeks ended July 4, 2009, and July 28, 2008, respectively.

The credit facility is secured by substantially all of the Company’s assets.

7.	GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $1,283,000 for the 26 weeks ended July 4, 2009.  The cumulative deficit at July 4, 2009 was $62,929,000 with the majority of this loss associated with the goodwill and intangible asset impairment of $66,568,000 that was incurred in 2008.  As of July 4, 2009 the Company had negative working capital of $1,729,000.  The Company was not in compliance with its financial covenants associated with its credit facility at July 4, 2009.  The Company and the bank are in discussions with respect to a forbearance agreement, waiver agreement, amendment to the Credit Agreement and/or similar agreement to address the events of default; however, there can be no assurance that the Company will be able to negotiate such an agreement on favorable terms or at all. Consequently, the Company is classifying all of the bank debt outstanding balance of $3,549,942 as a current liability.  These conditions, as well as the uncertainty that the Company faces regarding its market conditions and continued bank financing, creates an uncertainty about the Company’s ability to continue as a going concern.

At the end of the second quarter, management completed a series of cost restructurings including a reduction in force, wage freezes and wage reductions that resulted in reducing the annual payroll by $2.4 million per year. Management also significantly reduced capital expenditure budgets and has several ongoing initiatives to further reduce the cost base in the third quarter going forward and improve free cash flow generation. In addition, management of the Company is attempting to secure a new credit facility from another financial institution.

The ability of the Company to continue as a going concern is dependent upon its ability to  achieve profitability, and secure a new credit facility from another financial institution.  These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

8.	STOCK BASED COMPENSATION:

The Company’s 2007 Long-Term Incentive Equity Plan (the ‘‘Plan’’), became effective with the consummation of the Acquisition.  The Plan was established to grant stock options, stock appreciation rights, restricted stock, deferred stock and other stock based awards to its directors, officers, employees and consultants of the Company.  Under the Plan, all stock option awards are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant and expire ten years after the date of the grant.  In 2008, the Company granted 70,000 stock options (in total) of the Company’s common stock to all non-employee directors on the Board of Directors and the Special Advisor on the Board of Directors and 56,250 stock options of the Company’s common stock to the Chief Executive Officer of one of its reporting units for the successful completion of the 2007 Company audit.  On February 9, 2009, the Company granted 150,000 stock options of the Company’s common stock to the Chief Executive Officer.  On March 15, 2009, the Company granted 83,500 stock options (in total) of the Company’s common stock to the upper management of the various reporting units as part of the Incentive Equity Plan. These stock options vest over a three-year period.  On June 15, 2009, the Company granted 77,250 stock options (in total) of the Company’s common stock to the upper management of the various reporting units as part of the Incentive Equity Plan. These stock options vest over a three-year period.  Also during the current period, the Company granted 30,000 stock options of the Company’s common stock to a non-employee member of the Board of Directors as part of the Incentive Equity Plan. These stock options vest over a three-year period.  Shares issued as a result of future stock option exercises, if any, will be newly issued shares.  During the 13 weeks ended July 4, 2009, 18,750 stock options vested and none were exercised. During the 26 weeks ended July 4, 2009, 30,416 stock options vested and none were exercised.  To date 42,083 stock options vested and none were exercised.

Deferred compensation expense related to the 460,750 in stock options granted as of July 4, 2009, and the 126,250 in stock options granted as of June 28, 2008, was $385,122 and $256,560, respectively, which is expected to be recognized over a weighted average vesting period of approximately three years.  During the 13 weeks ended July 4, 2009, and June 28, 2008, $29,478 and $18,000, respectively was charged to compensation expense related to stock option grants. During the 26 weeks ended July 4, 2009, and June 28, 2008, $53,798 and $18,000, respectively was charged to compensation expense related to stock option grants.  Upon resignation or termination, all options not fully vested are forfeited.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model that uses various assumptions for inputs as noted.  Generally, the Company uses expected volatilities and risk-free interest rates that correlate with the expected term of the option when estimating an option’s fair value.  The Company has adopted the “simplified method” to estimate the expected life of options, which is equal to the average of the vesting term (3 years) and original contractual term (10 years).  Expected volatility is based on historical volatility of the stock prices of comparable logistic companies of similar market value, given the lack of trading history of the Company’s stock, and the expected risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant.  The assumptions used for options granted in the 13 and 26 weeks ended July 4, 2009, and June 28, 2008, were as follows:

Assumptions for the
13 and 26 Weeks Ended
July 4, 2009 and June 28, 2008

Expected volatility	58.0%

Expected dividends	0.0%

Expected term (in years)	6.5

Risk-free rate	3.0%

A summary of option activity under the Plan through July 4, 2009, is as follows:

				Weighted-
		Weighted-	Weighted-	Average
		Average	Average	Remaining	Aggregate
		Exercise	Grant Date	Contractual	Intrinsic
Options	Shares	Price	Fair Value	Term	Value
Balance (at January 4, 2009)	126,250	3.48	2.03	8.72	-
Granted - 1st Quarter 2009	233,500	0.69	0.35	9.75	-
Granted - 2nd Quarter 2009	107,250	0.80	0.46	10.00	-
Exercised	-	-	-	-	-
Forfeited or expired	(6,250)	0.35	0.35	9.75	-
Outstanding at July 4, 2009	460,750	1.49	0.84	9.66	-

Exercisable (vested) at July 4, 2009	42,083	3.48	2.03	8.72	-

A summary of option activity under the Plan as of June 28, 2008 is as follows:

Weighted-
		Weighted-	Weighted-	Average
		Average	Average	Remaining
		Exercise	Grant Date	Contractual
Options	Shares	Price	Fair Value	Term
Beginning of year	-	-	-	-
Granted 1st Quarter	70,000	4.06	2.37	9.75
Granted 2nd Quarter	56,250	2.75	1.61	10.00
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 28, 2008	126,250	3.48	2.03	9.86

Exercisable at June 28, 2008	-	-	-	-

The total fair value of shares vested at July 4, 2009 and June 28, 2008, were $86,000 and $0, respectively.

9.	BUSINESS SEGMENTS:

The Company operates in two geographic segments, Domestic and International.  The Domestic segment consists of operations serving a variety of wholesale customers in North America.  The International segment consists principally of shipments outside North America.  Financial information on business segments for the 13 weeks ended July 4, 2009, and June 28, 2008, is as follows:

Business Segments:

13 Weeks Ending July 4, 2009
	Domestic	International	Consolidated
Gross revenues	$13,815	$2,676	$16,491
Freight expense	(8,759)	(1,551)	(10,310)
Gross profit (Net revenue)	5,056	1,125	6,181
Selling, operating, and administrative expenses	(5,719)	(1,187)	(6,906)
Loss from operations before depreciation,
amortization, interest and taxes	$(663)	$(62)	$(725)

Total assets	$27,952	$1,743	$29,695
Capital expenditures	$441	$35	$476

13 Weeks Ending June 28, 2008
	Domestic	International	Consolidated
Gross revenues	$17,507	$3,706	$21,213
Freight expense	(11,520)	(2,362)	(13,882)
Gross profit (Net revenue)	5,987	1,344	7,331
Selling, operating, and administrative expenses	(4,695)	(1,279)	(5,974)
Income from operations before depreciation,
amortization, interest and taxes	$1,292	$65	$1,357

Total assets	$88,549	$12,842	$101,391
Capital expenditures	$76	$17	$93

Financial information on business segments for the 26 weeks ended July 4, 2009, and June 28, 2008, is as follows (showing all the activity of CGI from December 30, 2007 through February 11, 2008):

Business Segments:

26 Weeks Ending July 4, 2009
	Domestic	International	Consolidated
Gross revenues	$28,463	$5,471	$33,934
Freight expense	(18,273)	(3,285)	(21,558)
Gross profit/net revenue	10,190	2,186	12,376
Selling, operating, and administrative expenses	(10,872)	(2,545)	(13,417)
Income from operations before depreciation,
amortization, interest and taxes	$(682)	$(359)	$(1,041)

Total assets	$27,952	$1,743	$29,695
Capital expenditures	$670	$39	$709

26 Weeks Ending June 28, 2008
	Domestic	International	Consolidated
Gross revenues	$33,666	$6,846	$40,512
Freight expense	(21,773)	(4,197)	(25,970)
Gross profit/net revenue	11,893	2,649	14,542
Selling, operating, and administrative expenses	(9,361)	(2,534)	(11,895)
Income from operations before depreciation,
amortization, interest and taxes	$2,532	$115	$2,647

Total assets	$88,549	$12,842	$101,391
Capital expenditures	$1,267	$238	$1,505

For purposes of this disclosure, all inter-company transactions have been eliminated.

10.	INCOME TAXES

A summary of the components of the provision (benefit) for income taxes is as follows:

	13 weeks ended		26 weeks ended
	7/4/2009	6/28/2008	7/4/2009	6/28/2008
Federal:
Current	$(265,122)	$455,165	$(395,058)	$648,660
Deferred	(136,188)	(257,245)	(250,960)	(355,821)
	(401,310)	197,920	(646,018)	292,839

State:
Current	(5,635)	159,973	59,985	250,736
Deferred	(30,710)	(62,445)	(74,214)	(100,308)
	(36,345)	97,528	(14,229)	150,428

Total (Benefit) Provision for Taxes	$(437,655)	$295,448	$(660,247)	$443,267

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	26 weeks ended
	7/4/2009	6/28/2008
Tax provision (benefit) computed at the federal statutory rate	-33.24%	34.00%
Effect of state income taxes, net of federal benefits	-0.73%	10.31%
Other permanent differences, net	0.00%	1.75%
	-33.97%	46.06%

Temporary differences which created deferred tax assets (liabilities) at July 4, 2009 and January 3, 2009 are as follows:

	July 4, 2009		January 3, 2009
	Current	Non-current	Current	Non-current
Deferred tax assets:
Accruals	$207,392	$-	$370,653	$-
State tax	419,867	-	447,118	-
Compensation and benefits	134,687	-	26,566	-
Amortization	-	719,932	-	747,106
Allowance for bad debts	209,662	-	149,326	-
Other	-	-	-	-
Total deferred tax assets	971,608	719,932	993,663	747,106
Deferred tax liabilities:
Depreciation	-	(122,083)	-	(129,515)
Amortization	-	(6,884,761)	-	(7,193,867)
Prepaids	(217,020)	-	(276,148)	-
Total deferred tax liabilities	(217,020)	(7,006,844)	(276,148)	(7,323,382)
Total deferred tax asset (liability), net	$754,588	$(6,286,912)	$717,515	$(6,576,276)

In accordance with SFAS No. 109, we recognize deferred tax assets and liabilities based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already recorded the tax benefit in the income statement.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.  We have determined that no such allowance is required.

11.	CONTINGENCIES:

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

On or about July 10, 2009, Multi-Media International filed a complaint against CGI and its subsidiaries, CDS, HDS, CWT and EXL, seeking class action status in the United States District Court for the District of  New Jersey by alleging, among other things, (i) common law fraud, aiding and abetting fraud, negligent misrepresentation, conversion and unjust enrichment, (ii) violation of N.J. Stat. § 56:8-2 and (iii) breach of good faith and fair dealing, relating to alleged excessive fuel surcharges by the Subsidiaries.  The complaint alleges a class period from June 25, 2002 through June 25, 2009. On behalf of the putative class plaintiff seeks to recover the alleged excessive fuel charges, enjoin the alleged improper calculation of fuel charges by defendants and impose punitive damages and attorney’s fees. The complaint did not specify an amount of damages; however a prior complaint seeking similar relief on behalf of the same class, which was withdrawn, sought compensatory damages in the amount of $10 million and punitive damages in the amount of $30 million, as described in the Company’s 2008 Form 10-K.  The Company believes that the allegations in the lawsuit are without merit and it intends to vigorously defend itself. However, the ultimate outcome of this action and the amount of liability that may result, if any, is not presently determinable.

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

The Company was initially formed as a blank check company on September 1, 2005 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the transportation and logistics sector and related industries. On February 21, 2006, the Company closed its initial public offering (“IPO”) of 10,000,000 units and, concurrently therewith, its initial stockholders collectively purchased 2,272,727 warrants (“Private Warrants”). On March 1, 2006, the Company closed on the sale of an additional 1,000,000 units which were subject to an over-allotment option.  After deducting underwriting discounts and commissions and offering expenses, the total net proceeds to the Company from the offering (including the over-allotment option) were $80,997,000, of which $79,340,000 (plus the $2,500,000 from the sale of the Private Warrants) was deposited into a trust account (“Trust Account”), as described more fully in the Company’s registration statement on Form S-1 (File No. 333-128591).  On May 18, 2007, the Company entered into a stock purchase agreement (“SPA”), as amended on November 1, 2007, with The Clark Group, Inc. (“CGI”) and the stockholders of CGI (“Sellers”), providing for the purchase by the Company of all of CGI’s outstanding capital stock (the “Acquisition”). On February 12, 2008, the Company consummated the Acquisition, at which time the funds held in the Trust Account were released to the Company and used in part to pay the purchase price of the Acquisition.  Upon the closing of the Acquisition, the Company’s business became the business of CGI and the Company changed its name from Global Logistics Acquisition Corporation to Clark Holdings Inc.

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

The Company conducts its domestic operations through its subsidiaries, Clark Distribution Systems, Inc. (“CDS”), Highway Distribution Systems, Inc. (“HDS”) and Evergreen Express Lines, Inc. (“EXL”), and its international operations through its subsidiary, Clark Worldwide Transportation, Inc. (“CWT”). Each of CDS, HDS, EXL and CWT is a wholly-owned subsidiary of CGI.

Recent Events

Overview of Results of Operations

The Company experienced net losses of $751,000 and $1,283,000 for the 13 weeks ended July 4, 2009 and 26 weeks ended July 4, 2009, respectively, compared to net income of $354,000 and $519,000 for comparable periods in 2008. The decrease in net income was due to a decrease in revenue and an increase in selling, operating and administrative expense, each as discussed in more detail below under the heading “Results of Operations.” In response to these continuing losses, management implemented a series of cost restructurings including a reduction in force, wage freezes and wage reductions that resulted in reducing the annual payroll by $2.4 million per year. Management also significantly reduced capital expenditure budgets and has several ongoing initiatives to further reduce the cost base in the third quarter going forward and improve free cash flow generation.

Current Non-Compliance with Financial Covenants

Simultaneously with the Acquisition, the Company, as borrower, entered into a credit agreement with various financial institutions, as lenders, and LaSalle Bank National Association, as administrative agent (now part of Bank of America, the “Bank”) (“Credit Agreement”).  Pursuant to the Credit Agreement, as amended, the lenders made a financing commitment of up $7,700,000, consisting of a term loan commitment of $4,700,000 and a revolving loan commitment of up to $3,000,000, which the Company and its subsidiaries may use for working capital, with a $2,000,000 sublimit for letters of credit.  The Company’s borrowings under the revolving loan may at no time exceed the sum of the Company’s borrowing base (as defined in the Credit Agreement, as amended) plus its cash collateralized letters of credit less the amount of the outstanding term loan.  The interest rate charged under the facility is 4.00% over LIBOR or 2.50% over the prime interest rate, as applicable. The non-use fee is 0.675% per year and the fee for letters of credit is 1.75%.

The Company is not in compliance with certain of the financial covenants contained in the Credit Agreement. As of May 31, 2009 and June 30, 2009, the Company’s ratio of permitted senior debt to EBITDA (each as calculated pursuant to the Credit Agreement) exceeded the maximum of 2.00 to 1.00. As of April 30, 2009, May 31, 2009 and June 30, 2009, the Company’s fixed charge coverage ratio (as calculated pursuant to the Credit Agreement) was less than 1.25 to 1.00. As of May 31, 2009 and June 30, 2009, the Company’s ratio of permitted total debt to EBITDA (each as calculated pursuant to the Credit Agreement) exceeded the maximum of 2.50 to 1.00. These occurrences constitute events of default under the Credit Agreement. As a consequence of these events of default, the interest due and payable under the credit facility is 6% higher than would otherwise be payable with respect to the loans.

The Company and the Bank are in discussions with respect to a forbearance agreement, waiver agreement, amendment to the Credit Agreement and/or similar agreement to address the events of default; however, there can be no assurance that the Company will be able to negotiate such an agreement on favorable terms or at all.  While we do not expect the Bank to immediately terminate the credit facility and/or demand immediate repayment of outstanding debt, it would have the right to do so as a result of the events of default. In such event, the Bank could seek to foreclose on its security interests in our assets and those of our subsidiaries. Alternatively, the Bank could exercise the other rights and remedies available to it under the Credit Agreement. Such actions would materially and negatively impact our liquidity, results of operations and financial condition.  Consequently, the Company is reclassifying all of its long-term debt under the facility as current. As of July 4, 2009, the outstanding term loan balance was $3,549,942 and the outstanding revolving loan balance was $0.

Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss from operations of $1,283,000 for the 26 weeks ended July 4, 2009.  The cumulative deficit at July 4, 2009 was $62,929,000, with the majority of this loss associated with the impairment of goodwill and intangible assets in an amount of $66,568,000 that was incurred in 2008.  As of July 4, 2009 the Company had negative working capital of $1,729,000.  The Company was not in compliance with its financial covenants associated with its credit facility at July 4, 2009 as described above. Because there can be no assurance that the Company will be able to negotiate an agreement to address these events of default, the Company is classifying all of the bank debt outstanding balance of $3,549,942 as a current liability.  These conditions, as well as the uncertainty that the Company faces regarding its market conditions and continued bank financing, creates an uncertainty about the Company’s ability to continue as a going concern.

Management of the Company has implemented a plan to increase its profits through increases in product sales, the reductions in costs through personnel reduction in forces, wage reductions and wage freezes, the elimination of all non-essential other expenses, and the slowdown and/or the suspension of capital expenditures for the remainder of the year. The Company also intends to secure a new credit facility from another financial institution.  The cost reductions mentioned above decreased the annual payroll by $2.4 million.

The ability of the Company to continue as a going concern is dependent upon its ability to improve profitability, reduce operating cost and secure a new credit facility from another financial institution.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Impact of Economic Recession

The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of our customers, fuel shortages, price increases by carriers, interest rate fluctuations, and other economic factors beyond our control.  Many of the Company's customers' have business models that are dependent on expenditures by advertisers.  These expenditures tend to be cyclical, reflecting general economic conditions, as well as budgeting and buying patterns.  As the economic recession, and the downturn in its customers’ business cycles are causing a reduction in the volume of freight shipped by those customers, particularly to the single copy distribution channel, these factors along with the reduction in fuel costs have significantly affected the Company’s operating results, as discussed more fully in this Item under the heading “Results of Operations.”

Instability in the Newsstand Distribution Channel

In the first quarter of 2009, there was a disruption of the wholesaler distribution supply channel, that caused a significant disruption of services for approximately a four week period.  Initially, two of the four wholesalers demanded distribution surcharges from the publishers and national distributors to cover their operating losses and threatened a suspension of service if these price demands were not met.  This resulted in two of the four wholesalers ceasing distribution operations temporarily on February 1, 2009.  One of the wholesalers that had ceased delivery of product reached a settlement with the national distributors and publishers concerning pricing and distribution.  The other wholesaler ceased operations in early February, liquidated its holdings and filed a lawsuit in U.S District Court (Southern District of New York) against publishers, national distributors and other wholesalers, alleging the defendants conspired to purge, and through coordinated action have purged, plaintiff from the magazine distribution industry and have destroyed plaintiff’s business.  All of the defendants are existing customers of ours and a settlement against them could negatively offset revenue.

Claim for Indemnification

At the closing of the Acquisition, we entered into an escrow agreement (“Escrow Agreement”), dated February 12, 2008, with the Sellers, providing, in part, for $7,500,000 of the purchase price to be deposited in escrow as a fund for the payment of indemnification claims that may be made by us as a result of any breaches by Sellers of the covenants and representations and warranties contained in the SPA.  Unless a claim against the escrow funds was made by the Company, one-third of the escrow funds were to be released to Sellers on August 13, 2008, one-half of the remainder were to be released on February 13, 2009 and the remainder were to be released on August 12, 2009. On February 9, 2009, the Company issued a notice certificate pursuant to the Escrow Agreement, stating that the Company, as buyer, was entitled to receive funds from the escrow in the amount of $3,540,717 (“Escrow Claim”).  The bulk of this claim (approximately 97%) pertained to damages incurred because the Sellers failed to deliver the intellectual property required by the SPA in the condition represented in the SPA.  Damages to the Company include damages to goodwill, the incremental costs of operating the Company’s computer system as delivered versus as represented, and the costs of repairing and/or replacing the computer system.  On March 18, 2009, the Sellers made a demand for arbitration for release of the escrow funds; on April 15, 2009, the Company served a counterclaim seeking recovery from the funds held in escrow of no less than $3,600,000.  The arbitration is being administered by the American Arbitration Association.

On August 11, 2009, the Company issued a second notice certificate pursuant to the Escrow Agreement, stating that the Company, as buyer, was entitled to receive funds from the escrow in the amount of $5,000,000, constituting the full amount remaining in the escrow.  The Company made this demand for indemnification against the Sellers pursuant to the SPA, based upon the Multi-Media International class action described below in Part II, Item 1, “Legal Proceedings,” and the pending claims against the escrow described above.

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

A summary of our significant accounting policies are described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009 (“2008 Form 10-K”).  In addition, there have been no changes in critical accounting policies in the current year from those set forth the Company’s 2008 Form 10-K.

Impairment to Goodwill and Other Intangibles Assets

The Company accounted for the Acquisition under the purchase method of accounting.  Accordingly, the cost of the Acquisition was allocated to the assets and liabilities based upon their respective fair values, including identifiable intangible assets, and the remaining cost was allocated to goodwill.

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

Intangible Assets

On February 12, 2008, the Company acquired the Clark Group Inc., that resulted in acquisition-related identifiable intangible assets.  Acquisition-related identifiable intangible assets at February 12, 2008 and at January 3, 2009, as amended, consisted of the following:

Amortization Period	Fair Value of Assets as of February 12, 2008	Accumulated Amortization	Impairment	Net Fair Value After Impairment as of January 3, 2009
5	$1,684,010	$(247,573)	$-	$1,436,437
-	5,378,000	-	(2,658,000)	2,720,000
12	13,588,000	(998,000)	-	12,590,000
	$20,650,010	$(1,245,573)	$(2,658,000)	$16,746,437

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

Results of Operations

Second Quarter 2009 Compared to Second Quarter 2008

We sometimes refer to the 13 weeks ended July 4, 2009 and the 13 weeks ended June 28, 2008 as the second quarter of 2009 and the second quarter of 2008, respectively.

Revenues. The following table summarizes the Company’s revenue by business segment (i.e., domestic versus international) for the second quarter of 2009 versus the second quarter of 2008 (in thousands of dollars):

	For 13 Weeks Ending
	7/4/09	6/28/08	% Change
Domestic	$13,815	$17,507	-21.1%
International	2,676	3,706	-27.8%
Gross Revenue	$16,491	$21,213	-22.3%

The table below includes certain items in the consolidated statements of operations as a percentage of revenue for the quarters ended July 4, 2009 versus June 28, 2008.

	For 13 Weeks Ending
	07/04/09	06/28/08
Gross Revenue	100.0%	100.0%
Freight Expense	62.5%	65.4%
Gross Profit (Net Revenue)	37.5%	34.6%
Depreciation and Amortization	2.6%	3.0%
Selling, Operating & Administrative Expenses	41.9%	28.2%
(Loss) income from Operations	-7.0%	3.4%

In reviewing CHI operations for the second quarter of 2009 versus the second quarter of 2008, revenue decreased by 22.3%.  The Domestic revenue decline is attributed to a sharp fall in oil prices resulting in a decrease in fuel surcharge invoicing.  In addition, weight transported in the domestic distribution pool decreased by 2.5% due to a 29.5% drop in advertising pages for the second quarter of 2009 as compared to the second quarter of 2008, substantially offset by the addition of new business.

The decrease in international gross revenues was attributable to a 24.2% decrease in tonnage along with a change in the product mix between air freight and ocean freight revenue.  The significant tonnage reductions that took place in the second quarter of 2009 as compared to the second quarter of 2008 were: UK and continental Europe — 19.0%, Mexico, Central and South America — 24.0%, Philippines — 24.7, all other destinations in Asia — 24.1%, and Australia/New Zealand — 31.5%. The reductions reflect fewer orders for U.S. magazines and books by CHI’s international customers, along with a reduction in advertising pages in the comparable periods.

Seasonality of Revenues. While CHI’s revenues are generally not seasonal (as each quarter’s revenue approximates 25% of annual revenues), there may be, on occasion, special events (e.g. an historical or celebrity event or death of a celebrity or other public figure) or a publisher’s release of a new publication that favorably impact tonnage and resulting revenues in a particular quarter.

Gross Profit (Net Revenue). The Company’s gross profit/net revenue in both the domestic and international segments decreased for the second quarter of 2009 compared to the second quarter of 2008. However, the gross profit/net revenue margins increased for domestic and international segments for the second quarter of 2009 compared to the second quarter of 2008.

The following table summarizes gross profit/net revenue and their respective margins (dollars in thousands):

	For 13 Weeks Ending		For 13 Weeks Ending		Change
	07/04/09		06/28/08		Dollar	%
GROSS REVENUE DOMESTIC	$13,815	100.0%	$17,507	100.0%	$(3,692)	-21.1%

PURCHASED TRANSPORTATION	6,492	47.0%	8,521	48.7%	(2,029)	-23.8%
OTHER TRANSPORTATION EXPENSE
PERSONNEL AND RELATED	1,028	7.4%	1,056	6.0%	(28)	-2.7%
INSURANCE	135	1.0%	145	0.8%	(10)	-6.9%
TRACTOR RENTALS AND MAINTENANCE	517	3.7%	633	3.6%	(116)	-18.3%
FUEL	502	3.6%	1,095	6.3%	(593)	-54.2%
TRAVEL EXPENSE	71	0.5%	65	0.4%	6	9.2%
OTHER	14	0.1%	5	0.0%	9	180.0%
TOTAL FREIGHT EXPENSE DOMESTIC	$8,759	63.4%	$11,520	65.8%	$(2,761)	-24.0%

GROSS PROFIT (NET REVENUE) DOMESTIC	$5,056	36.6%	$5,987	34.2%	$(931)	-15.6%

GROSS REVENUE INTERNATIONAL	$2,676	100.0%	$3,706	100.0%	$(1,030)	-27.8%
FREIGHT EXPENSE	1,551	57.9%	2,362	63.7%	(811)	-34.3%
GROSS PROFIT (NET REVENUE) INTERNATIONAL	$1,125	42.0%	$1,344	36.3%	$(219)	-16.3%

TOTAL REVENUE	$16,491	100.0%	$21,213	100.0%	(4,722)	-22.3%
TOTAL GROSS PROFIT (NET REVENUE)	$6,181	37.5%	$7,331	34.6%	(1,150)	-15.7%

Even as the domestic gross profit margin (gross profit as a percentage of gross revenue) improved to 36.6% in the second quarter of 2009 as compared to 34.2% for the comparable period in 2008, the gross profit declined 15.6% due to the decrease in gross revenue. The improved gross profit margin is the result of numerous initiatives to reduce transportation costs. These initiatives include, traveling fewer miles, increasing the use of intermodal transportation, and increasing our pool of carriers as we look for lower rates per lane.  Paid-for miles traveled by both purchased carrier transportation and company driver-tractor units declined 4.2%. Intermodal transportation, which is approximately 30% less expensive than road transportation in the transportation lanes where it is used, continued to increase, growing from 3.6% to 6.5% of domestic pool distribution tonnage for the second quarter of 2008 and 2009, respectively.  In addition, gross profit margin improved from 35.1% in the first quarter of 2009 to 36.6% in the second quarter of 2009, as much of the new domestic business obtained during the first quarter of 2009 was now integrated into our distribution center network creating transportation efficiencies during the second quarter of 2009.

International gross profit margin improved to 42.0% in the second quarter of 2009 as compared to 36.3% for the comparable period in 2008.  Gross profit declined 16.3% due to the decrease in gross revenue discussed above.  The improved gross profit margin is the result of reduced transportation expense, the change in the commodity mix and efficiencies in distribution and handling procedures.

Selling, Operating and Administrative Expenses. The following three tables (company-wide, domestic and international) summarize selling, operating and administrative expenses for the second quarter of 2009 and 2008, combining the operational costs of CGI with the public company costs of CHI (dollars in thousands):

Clark Holding Inc- OSGA Breakdown
COMPANY-WIDE

	CGI COSTS	CHI Costs	TOTAL COSTS	CGI COSTS	CHI Costs	TOTAL CHI COSTS
TOTAL	For 13 Weeks Ending			For 13 Weeks Ending
	July 4, 2009	July 4, 2009	July 4, 2009	June 28, 2008	June 28, 2008	June 28, 2009
SALARIES AND WAGES	$3,527	$174	$3,701	$3,074	$160	$3,234
GROUP INSURANCE	289	-	289	225	13	238
PROFIT SHARING	54	-	54	58	-	58
WORKERS COMPENSATION	64	-	64	36	-	36
PERSONNEL EXPENSE	3,934	174	4,108	3,393	173	3,566

PACKAGING,OFFICE,COMPUTER SUPPLIES	200	-	200	111	-	111
OCCUPANCY EXPENSES	728	-	728	805	-	805
INSURANCE	34	26	60	37	24	61
CARGO LOSS & DAMAGE	26	-	26	10	-	10
OTHER OSGA (A)	1,258	526	1,784	1,003	418	1,421
	2,246	552	2,798	1,966	442	2,408
	$6,180	$726	$6,906	$5,359	$615	$5,974

Personnel expense to gross revenue	23.9%	1.1%	24.9%	16.0%	0.8%	16.8%
All other OSGA to gross revenue	13.6%	3.3%	17.0%	9.3%	2.1%	11.3%
Total OSGA to gross revenue	37.5%	4.4%	41.9%	25.3%	2.9%	28.1%

(A)	Other OSGA consists of repairs and maintenance, travel expenses, dues and subscriptions, warehouse equipment rentals, licenses, non-cash compensation, legal and professional fees.

Clark Holding Inc- OSGA Breakdown
	CGI COSTS	CHI COSTS	TOTAL COSTS	CGI COSTS	CHI COSTS	TOTAL COSTS
DOMESTIC	For 13 Weeks Ending			For 13 Weeks Ending
	July 4, 2009	July 4, 2009	July 4, 2009	June 28, 2008	June 28, 2008	June 28, 2008
SALARIES AND WAGES	$2,855	$174	$3,029	$2,394	$160	$2,554
GROUP INSURANCE	226	-	226	161	13	174
PROFIT SHARING	41	-	41	40	-	40
WORKERS COMPENSATION	50	-	50	30	-	30
PERSONNEL EXPENSE	3,172	174	3,346	2,625	173	2,798

PACKAGING,OFFICE,COMPUTER SUPPLIES	141	-	141	43	-	43
OCCUPANCY EXPENSES	537	-	537	602	-	602
INSURANCE	18	26	44	20	24	44
CARGO LOSS & DAMAGE	18	-	18	4	-	4
OTHER OSGA (A)	1,107	526	1,633	786	418	1,204
	1,821	552	2,373	1,455	442	1,897
	$4,993	$726	$5,719	$4,080	$615	$4,695

Personnel expense to gross revenue	23.0%	1.3%	24.2%	15.0%	1.0%	16.0%
All other OSGA to gross revenue	13.2%	4.0%	17.2%	8.3%	2.5%	10.8%
Total OSGA to gross revenue	36.2%	5.3%	41.4%	23.3%	3.5%	26.8%

(A)	Other OSGA consists of repairs and maintenance, travel expenses, dues and subscriptions, warehouse equipment rentals, licenses, non-cash compensation, legal and professional fees.

Clark Holding Inc- OSGA Breakdown
	CGI COSTS	CHI COSTS	TOTAL COSTS	CGI COSTS	CHI COSTS	TOTAL COSTS
INTERNATIONAL	For 13 Weeks Ending			For 13 Weeks Ending
	July 4, 2009	July 4, 2009	July 4, 2009	June 28, 2008	June 28, 2008	June 28, 2008
SALARIES AND WAGES	$672	$-	$672	$680	$-	$680
GROUP INSURANCE	63	-	63	64	-	64
PROFIT SHARING	13	-	13	18	-	18
WORKERS COMPENSATION	14	-	14	6	-	6
PERSONNEL EXPENSE	762	-	762	768	-	768

PACKAGING,OFFICE,COMPUTER SUPPLIES	59	-	59	68	-	68
OCCUPANCY EXPENSES	191	-	191	203	-	203
INSURANCE	16	-	16	17	-	17
CARGO LOSS & DAMAGE	8	-	8	6	-	6
OTHER OSGA (A)	151	-	151	217	-	217
	425	-	425	511	-	511
	$1,187	$-	$1,187	$1,279	$-	$1,279

Personnel expense to gross revenue	28.5%	0.0%	28.5%	20.7%	0.0%	20.7%
All other OSGA to gross revenue	15.9%	0.0%	15.9%	13.8%	0.0%	13.8%
Total OSGA to gross revenue	44.4%	0.0%	44.4%	34.5%	0.0%	34.5%

(A)	Other OSGA consists of repairs and maintenance, travel expenses, dues and subscriptions, warehouse equipment rentals, licenses, non-cash compensation, legal and professional fees.

Company-Wide – Selling, operating, and administrative expenses for the 13 weeks ended July 4, 2009 increased 15.0% to $6.9 million compared to $6.0 million in the second quarter of 2008. The increase in selling, operating and administrative expense is due primarily to a non-recurring severance expense of $0.3 million associated with reduction-in-force cost restructuring, $0.2 million of additional sales, information technology & accounting personnel, a non-recurring $0.2 million charge associated with the shutdown of  the Amarillo distribution center, a non-recurring $0.1 million charge relating to costs associated with arbitrating the Escrow Claim and $0.1 million relating to additional bank fees and cost associated with amending the credit facility.

Personnel expense increased 13.9% to $4.1 million in the second quarter of 2009 as compared to the second quarter of 2008. A non-recurring $0.3 million charge for severance expense associated with a second quarter personnel reduction in force along with $0.2 million for additional sales, information technology and accounting personnel. The addition of 5 domestic regional based sales personnel necessary to support the domestic revenue growth strategy and the addition of 4 information technology professionals to improve our IT systems.  Personnel expense as a percentage of gross revenue was 24.9% (23.3% excluding non recurring costs) in the second quarter of 2009 as compared with 16.8% in the second quarter of 2008. A decrease in gross revenue of $3.7 million in the second quarter of 2009 over the first quarter of 2008, along with the $0.2 million increase in personnel expense for the second quarter caused the significant increase as a percentage of gross revenue.  At the end of the second quarter, management completed a series of cost restructurings including a reduction in force, wage freezes and wage reductions that resulted in reducing the annual payroll by $2.4 million per year.  In addition, management severely reduced capital expenditure budgets and has several ongoing initiatives to further reduce the cost base in the third quarter going forward and improve free cash flow generation.

Other selling, operating and administrative expenses increased 16.7% to $ 2.8 million in the second quarter of 2009 compared to $2.4 million in the second quarter of 2008. The increase was the result of the following non-recurring expenses: $0.2 million charge associated with the shutdown of the Amarillo distribution center, $0.1 million charge relating to costs associated with arbitrating the Escrow Claim, and $0.1 million charge relating to additional bank fees and cost associated with amending the credit facility.

By Segment – Domestic selling, operating and administrative expenses increased 21.3% to $5.7 million in the second quarter of 2009 from $4.7 million in the comparable period in 2008. Non-recurring domestic expenses in the second quarter of 2009 were: $0.3 million for severance expense associated with a 2nd quarter reduction in force, $0.2 million charge associated with the shutdown of the Amarillo distribution center, $0.1 million charge relating to costs associated with arbitrating the Escrow Claim, and $0.1 million charge relating to additional bank fees and cost associated with amending the credit facility.  Other increases in domestic expenses in the second quarter of 2009 were for $0.2 million for additional sales, information technology and accounting personnel.  International selling, operational and administrative expenses decreased 7% in the second quarter of 2009 compared to the second quarter of 2008. Improved efficiencies in the distribution centers and ‘‘other OSGA’’ together were offset by increases in sales related salary and wages.

Results of Operations

For 26 Weeks ended July 4, 2009 Compared to 26 Weeks ended June28, 2008

We sometimes refer to the 26 weeks ended July 4, 2009 and the 26 weeks ended June 28, 2008 as the first 26 weeks of 2009 and the first 26 weeks of 2008, respectively.  The results of operations for the 26 weeks ended June 28, 2008, except where otherwise indicated, include the results of the acquired company, CGI, as if it was owned and operated during the entire period for the purpose of comparing the performance of the underlying business. Prior to the acquisition of CGI on February 12, 2008, the Company was a “blank check” company and did not have any results from operations.

Revenues.  The following table summarizes the Company’s revenue by business segment (i.e., domestic versus international) for the 26 weeks ended July 4, 2009 versus the 26 weeks ended June 28, 2008 (in thousands of dollars):

	For 26 Weeks Ending
	7/4/09	6/28/08	% Change
Domestic	$28,463	$33,666	-15.5%
International	5,471	6,846	-20.1%
Gross Revenue	$33,934	$40,512	-16.2%

The following table shows certain items in the consolidated statements of income as a percentage of revenue for the 26 weeks ended July 4, 2009 compared to the 26 weeks ended June 28, 2008:

	For 26 Weeks Ending
	07/04/09	06/28/08
Gross Revenue	100.0%	100.0%
Freight Expense	63.5%	64.1%
Gross Profit (Net Revenue)	36.5%	35.9%
Depreciation and Amortization	2.5%	2.5%
Selling, Operating & Administrative Expenses	39.5%	29.4%
(Loss) Income from Operations	-5.5%	4.0%

In reviewing operations for the first 26 weeks of 2009 compared to the first 26 weeks of 2008, revenue decreased by 16.2% for the first 26 weeks of 2009 as compared to the first 26 weeks of 2008. The sharp drop in oil prices during the first 26 weeks of 2009 compared to the comparable period in 2008 resulted in a decrease in fuel surcharge invoicing and is primarily responsible for most of the 15.5% decline in domestic revenue.  During the month of February 2008, there was an approximate 4-week disruption in the supply chain as two of the four major magazine wholesalers were in a pricing dispute with our publisher customers, significantly reducing the number of copies shipped to retail during this period of time. This situation resulted in one of the disputing wholesalers suspending operations and the remaining wholesalers deciding to service their retail territories. By the second quarter of 2008, the magazine supply chain had returned to normal and was being supported by the remaining wholesalers. In addition, the weight transported in the domestic distribution pool decreased by 1.0% due to a 27.9% drop in advertising pages for the first 26 weeks of 2009 as compared to the first 26 weeks of 2008, substantially offset by the addition of new business.

 The decrease in international gross revenues during the first 26 weeks of 2009 was attributable to a 23.0% decrease in tonnage offset a change in the product mix of air freight and ocean freight revenues.  The significant tonnage reductions that took place in the first half of 2009 as compared to the first half of 2008 were: UK and continental Europe — 10.5%, Mexico, Central and South America — 18.8%, Australia & New Zealand – 25.2%, Philippines – 23.9%, and All Asia – 19.8%.  The reductions reflect fewer orders for U.S. magazines and books by CHI’s international customers, along with a reduction in advertising pages in the comparable periods.

Seasonality of Revenues. While CHI’s revenues are generally not seasonal (as each quarter’s revenue approximates 25% of annual revenues), there may be, on occasion, special events (e.g. an historical or celebrity event or death of a celebrity or other public figure) or a publisher’s release of a new publication that favorably impact tonnage and resulting revenues in a particular quarter.

Gross Profit (Net Revenue).  The Company’s gross profit/net revenue decreased by $2.2 million (due to a decrease of $6.6 million in gross revenue), with gross profit in the domestic segment decreasing by $1.7 million and gross profit in the international segment decreasing by $0.5 million.  The Company’s gross profit/net revenue margin in both the domestic and international segments increased slightly in the first 26 weeks of 2009 compared to the first 26 weeks of 2008. The following table summarizes gross profit/net revenue and their respective margins (dollars in thousands):

	For 26 Weeks Ended		For 26 Weeks Ended		Change
	07/04/09		06/28/08		Dollar	%
GROSS REVENUE DOMESTIC	$28,463	100.0%	$33,666	100.0%	$(5,203)	-15.5%

PURCHASED TRANSPORTATION	13,629	47.9%	15,864	47.1%	(2,235)	-14.1%
OTHER TRANSPORTATION EXPENSE
PERSONNEL AND RELATED	2,053	7.2%	2,184	6.5%	(131)	-6.0%
INSURANCE	270	0.9%	249	0.7%	21	8.3%
TRACTOR RENTALS AND MAINTENANCE	1,164	4.1%	1,216	3.6%	(52)	-4.2%
FUEL	980	3.4%	1,998	5.9%	(1,018)	-50.9%
TRAVEL EXPENSE	141	0.5%	137	0.4%	4	3.0%
OTHER	35	0.1%	125	0.4%	(90)	-72.3%
TOTAL FREIGHT EXPENSE DOMESTIC	$18,273	64.2%	$21,773	64.7%	$(3,500)	-16.1%

GROSS PROFIT (NET REVENUE) DOMESTIC	$10,190	35.8%	$11,893	35.3%	$(1,703)	-14.3%

GROSS REVENUE INTERNATIONAL	$5,471	100.0%	$6,846	100.0%	$(1,375)	-20.1%
FREIGHT EXPENSE	3,285	60.1%	4,197	61.3%	(912)	-21.7%
GROSS PROFIT (NET REVENUE) INTERNATIONAL	$2,186	40.0%	$2,649	38.7%	$(463)	-17.5%

TOTAL REVENUE	$33,934	100.0%	$40,512	100.0%	$(6,578)	-16.2%
TOTAL GROSS PROFIT (NET REVENUE)	$12,376	36.5%	$14,542	35.9%	$(2,166)	-14.9%

Even as the domestic gross profit margin (gross profit as a percentage of gross revenue) improved to 35.8% in the first 26 weeks of 2009 as compared to 35.3% for the comparable period in 2008, the gross profit declined 14.3% due to the decrease in gross revenue. The improved gross profit margin is the result of numerous initiatives to reduce transportation costs. These initiatives include, traveling fewer miles, increasing the use of intermodal transportation, and increasing our pool of carriers as we look for lower rates per lane.  Paid-for miles traveled by both purchased carrier transportation and company driver-tractor units declined 2.6%. Intermodal transportation which is approximately 30% less expensive than road transportation in the transportation lanes where it is used, increased, growing from 3.7% to 5.5% of domestic pool distribution for the first 26 weeks of 2008 and 2009, respectively.

International gross profit margin improved to 40.0% in the first 26 weeks of 2009 as compared to 38.7% for the comparable period in 2008. Gross profit declined 17.5% due to the decrease in gross revenue.  The improved gross profit/net revenue margin is the combined result of reduced transportation expense, the change in the commodity mix and efficiencies in distribution and handling procedures.

Selling, Operating and Administrative Expenses. The following three tables (company wide, domestic and international) summarize selling, operating and administrative expenses for the 26 weeks ended July 4, 2009 and July 28, 2008, combining the operational costs of CGI with the public company costs of CHI (dollars in thousands):

Clark Holding Inc- OSGA Breakdown
YTD 2009 Vs YTD 2008
COMPANY-WIDE
	CGI COSTS	CHI COSTS	TOTAL COSTS	CGI COSTS	CHI COSTS	TOTAL COSTS
TOTAL	For 26 Weeks Ending			For 26 Weeks Ending
	July 4, 2009	July 4, 2009	July 4, 2009	June 28, 2008	June 28, 2008	June 28, 2008
SALARIES AND WAGES	$6,961	$321	$7,282	$6,147	$252	$6,399
GROUP INSURANCE	468	-	$468	536	13	549
PROFIT SHARING	109	-	$109	104	-	104
WORKERS COMPENSATION	81	-	$81	67	-	67
PERSONNEL EXPENSE	7,619	321	7,940	6,854	265	7,119

PACKAGING,OFFICE,COMPUTER SUPPLIES	385	-	$385	371	-	371
OCCUPANCY EXPENSES	1,531	-	$1,531	1,523	15	1,538
INSURANCE	68	52	$120	67	41	108
CARGO LOSS & DAMAGE	58	-	$58	46	-	46
OTHER OSGA (A)	2,437	946	$3,383	1,937	776	2,713
	4,479	998	5,477	3,944	832	4,776

	$12,098	$1,319	$13,417	$10,798	$1,097	$11,895

Personnel expense to gross revenue	22.5%	0.9%	23.4%	16.9%	0.6%	17.6%
All other OSGA to gross revenue	13.2%	2.9%	16.1%	9.7%	2.1%	11.8%
Total OSGA to gross revenue	35.7%	3.8%	39.5%	26.6%	2.7%	29.4%

(A)	Other OSGA consists of repairs and maintenance, travel expenses, dues and subscriptions, warehouse equipment rentals, licenses, non-cash compensation, legal and professional fees.

Clark Holding Inc- OSGA Breakdown
YTD 2009 Vs YTD 2008	CGI COSTS	CHI COSTS	TOTAL COSTS	CGI COSTS	CHI COSTS	TOTAL CHI COSTS
DOMESTIC	For 26 Weeks Ending			For 26 Weeks Ending
	July 4, 2009	July 4, 2009	July 4, 2009	June 28, 2008	June 28, 2008	June 28, 2008
SALARIES AND WAGES	$5,528	$321	$5,849	$4,780	$252	$5,032
GROUP INSURANCE	364	-	364	392	13	405
PROFIT SHARING	83	-	83	79	-	79
WORKERS COMPENSATION	63	-	63	57	-	57
PERSONNEL EXPENSE	6,038	321	6,359	5,308	265	5,573

PACKAGING,OFFICE,COMPUTER SUPPLIES	260	-	260	198	-	198
OCCUPANCY EXPENSES	1,109	-	1,109	1,103	15	1,118
INSURANCE	35	52	87	40	41	81
CARGO LOSS & DAMAGE	43	-	43	32	-	32
OTHER OSGA (A)	2,068	946	3,014	1,583	776	2,359
	3,515	998	4,513	2,956	832	3,788
	$9,553	$1,319	$10,872	$8,264	$1,097	$9,361

Personnel expense to gross revenue	21.2%	1.1%	22.3%	15.8%	0.8%	16.6%
All other OSGA to gross revenue	12.3%	3.5%	15.9%	8.8%	2.5%	11.3%
Total OSGA to gross revenue	33.5%	4.6%	38.2%	24.6%	3.3%	27.8%

(A)	Other OSGA consists of repairs and maintenance, travel expenses, dues and subscriptions, warehouse equipment rentals, licenses, non-cash compensation, legal and professional fees.

Clark Holding Inc- OSGA Breakdown
YTD 2009 Vs YTD 2008	CGI COSTS	CHI COSTS	TOTAL CHI COSTS	CGI COSTS	CHI COSTS	TOTAL CHI COSTS
INTERNATIONAL	For 26 Weeks Ending			For 26 Weeks Ending
	July 4, 2009	July 4, 2009	July 4, 2009	June 28, 2008	June 28, 2008	June 28, 2008
SALARIES AND WAGES	$1,433	$-	$1,433	$1,367	$-	$1,367
GROUP INSURANCE	104	-	104	144	-	144
PROFIT SHARING	26	-	26	25	-	25
WORKERS COMPENSATION	18	-	18	10	-	10
PERSONNEL EXPENSE	1,581	-	1,581	1,546	-	1,546

PACKAGING,OFFICE,COMPUTER SUPPLIES	125	-	125	173	-	173
OCCUPANCY EXPENSES	422	-	422	420	-	420
INSURANCE	33	-	33	27	-	27
CARGO LOSS & DAMAGE	15	-	15	14	-	14
OTHER OSGA (A)	369	-	369	354	-	354
	964	-	964	988	-	988
	$2,545	$-	$2,545	$2,534	$-	$2,534

Personnel expense to gross revenue	28.9%	0.0%	28.9%	22.6%	0.0%	22.6%
All other OSGA to gross revenue	17.6%	0.0%	17.6%	14.4%	0.0%	14.4%
Total OSGA to gross revenue	46.5%	0.0%	46.5%	37.0%	0.0%	37.0%

(A)	Other OSGA consists of repairs and maintenance, travel expenses, dues and subscriptions, warehouse equipment rentals, licenses, non-cash compensation, legal and professional fees.

Company-Wide – Selling, operating, and administrative expenses for the first 26 weeks of 2009 increased 12.6% to $13.4 million compared to $11.9 million in the first 26 weeks of 2008. The increase in selling, operating and administrative expense is due primarily to $0.4 million of severance expense, $0.4 million of additional expenses associated to new sales, information technology and accounting personnel, $0.2 million charge associated with the shutdown of  the Amarillo distribution center, $0.1 million charge relating to costs associated with arbitrating the Escrow Claim, $0.2 million charge relating to additional bank fees and cost associated with amending the credit facility, and $ 0.2 million increase in other OSGA associated with information technology consultants.

Personnel expense increased 11.3% or $0.8 million to $7.9 million in the first 26 weeks of 2009 as compared to the first 26 weeks of 2008. This increase is due primarily to $0.4 million of severance expense and $0.4 million of additional expenses associated to new sales, information technology and administrative personnel.  The addition of 5 domestic regional based sales personnel necessary to support the domestic revenue growth strategy and the addition of 4 information technology professionals to improve our IT systems.  Personnel expense as a percentage of gross revenue was 23.4% in the first 26 weeks of 2009 as compared with 17.6% in the first 26 weeks of 2008. The decrease in gross revenue of $6.6 million in the first 26 weeks of 2009 compared to the first 26 weeks of 2008, with the 11.3% increase of personnel expense in the comparable periods caused the significant increase as a percentage of gross revenue.  At the end of the second quarter, management completed a series of cost restructurings including a reduction in force, wage freezes and wage reductions that resulted in reducing the annual payroll by $2.4 million per year.  In addition, management severely reduced capital expenditure budgets and has several ongoing initiatives to further reduce the cost base in the third quarter going forward and improve free cash flow generation.

Other selling, operating and administrative expenses increased 14.6% to $ 5.5 million in the first 26 weeks of 2009 compared to $4.8 million in the first 26 weeks of 2008. The increase was the result of an additional $0.2 million charge associated with the shutdown of the Amarillo distribution center, $0.1 million charge relating to costs associated with the arbitrating the Escrow Claim, a $0.2 million charge relating to additional bank fees and cost associated with amending the credit facility and $0.2 million charge for information technology consultants.

By Segment – Domestic selling, operating and administrative expenses increased 16.0% to $10.9 million in the first 26 weeks of 2009 from $9.4 million in the comparable period in 2008. The increase in Domestic selling, operating and administrative expense is due primarily to $0.3 million of non-recurring severance expense, $0.4 million of additional expenses associated to new sales, information technology (the addition of 5 regional based sales personnel necessary to support the domestic revenue growth strategy and the addition of 4 information technology professionals), a $0.2 million non-recurring charge associated with the shutdown of  the Amarillo distribution center, a $0.1 million non-recurring charge relating to costs associated with arbitrating the Escrow Claim, a $0.2 million non-recurring charge relating to additional bank fees and cost associated with amending the credit facility, and $ 0.2 million increase in other OSGA associated with consultants. International selling, operational and administrative expenses were flat in the 26 weeks of 2009 versus the comparable period in 2008.  Any increase in international costs from the $ 0.1 million non-recurring severance payment made to a former employee and the addition of five sales personnel necessary to support the strategic growth plans of the company were equally offset by higher productivity at the distribution centers.

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

Prior to the Acquisition, in accordance with our certificate of incorporation as it existed at the time, we called a special meeting in lieu of annual meeting of stockholders in order to obtain stockholder approval of the Acquisition and other related proposals.  At such meeting, on February 11, 2008, our stockholders approved the Acquisition and other related proposals.  Stockholders owning 1,802,983 of our then-outstanding shares of common stock voted against the Acquisition and, as permitted by our certificate of incorporation as it existed at the time, exercised their right to convert their shares into a pro rata portion of the Trust Account.  We sometimes refer to these shares as conversion shares.  The per-share conversion price was equal to the amount in the Trust Account (inclusive of any interest thereon) as of February 8, 2008, two business days prior to the Acquisition, divided by the number of shares of common stock sold in the public offering, or approximately $8.06 per share.  In order to receive payment, stockholders had to surrender their shares.  1,789,583 of the conversion shares were surrendered within the required time period.  Accordingly, we converted such shares into $14,536,911 in cash and such shares were subsequently canceled.

Simultaneously with the Acquisition, the Company, as borrower, entered into a credit agreement with various financial institutions, as lenders, and LaSalle Bank National Association, as administrative agent (now part of Bank of America, the “Bank”) (“Credit Agreement”).  Pursuant to the Credit Agreement, as amended, the lenders made a financing commitment of up $7,700,000, consisting of a term loan commitment of $4,700,000 and a revolving loan commitment of up to $3,000,000, which the Company and its subsidiaries may use for working capital, with a $2,000,000 sublimit for letters of credit.  The Company’s borrowings under the revolving loan may at no time exceed the sum of the Company’s borrowing base (as defined in the Credit Agreement) plus its cash collateralized letters of credit less the amount of the outstanding term loan.  The interest rate charged under the facility is 4.00% over LIBOR or 2.50% over the prime interest rate, as applicable. The non-use fee is 0.675% per year and the fee for letters of credit is 1.75%.

The Company is not in compliance with certain of the financial covenants contained in the Credit Agreement. As of May 31, 2009 and June 30, 2009, the Company’s ratio of permitted senior debt to EBITDA (each as calculated pursuant to the Credit Agreement) exceeded the maximum of 2.00 to 1.00. As of April 30, 2009, May 31, 2009 and June 30, 2009, the Company’s fixed charge coverage ratio (as calculated pursuant to the Credit Agreement) was less than 1.25 to 1.00. As of May 31, 2009 and June 30, 2009, the Company’s ratio of permitted total debt to EBITDA (each as calculated pursuant to the Credit Agreement) exceeded the maximum of 2.50 to 1.00. These occurrences constitute events of default under the Credit Agreement. As a consequence of these events of default, the interest due and payable under the credit facility is 6% higher than would otherwise be payable with respect to the loans.

The Company and the Bank are in discussions with respect to a forbearance agreement, waiver agreement, amendment to the Credit Agreement and/or similar agreement to address the events of default; however, there can be no assurance that the Company will be able to negotiate such an agreement on favorable terms or at all.  While we do not expect the Bank to immediately terminate the credit facility and/or demand immediate repayment of outstanding debt, it would have the right to do so as a result of the events of default. In such event, the Bank could seek to foreclose on its security interests in our assets and those of our subsidiaries. Alternatively, the Bank could exercise the other rights and remedies available to it under the Credit Agreement. Such actions would materially and negatively impact our liquidity, results of operations and financial condition. As of July 4, 2009, the outstanding term loan balance was $3,549,942 and the outstanding revolving loan balance was $0.

The amortization of the identifiable intangibles is a $1,413,000 charge per year for financial statement purposes.  This amortization is not deductible for tax purposes.  Consequently, our future outlays for income taxes are expected to exceed our income tax expense by approximately $565,000 per year assuming a 40% effective tax rate.

In October 2008, the Company signed a software and equipment agreement with an IBM services partner to implement a new accounting and operational software (ERP) package.  Simultaneously, the Company is also updating and making selective improvements to its infrastructure to support compliance with regulatory requirements and to accommodate the new application suite.  These projects will be funded through a combination of internally generated cash flow, operating and /or capital leases.  This project has been suspended for the remainder of 2009.

As shown in the accompanying financial statements, the Company incurred a net loss from operations of $1,283,000 for the 26 weeks ended July 4, 2009.  The cumulative deficit at July 4, 2009 was $62,929,000, with the majority of this loss associated with the goodwill and intangible asset impairment of $66,568,000 that was incurred in 2008.  As of July 4, 2009 the Company had negative working capital of $1,729,000.  The Company was not in compliance with three of its financial covenants associated with its credit facility at July 4, 2009.  The Company and the Bank are in discussions with respect to a forbearance agreement, waiver agreement, amendment to the Credit Agreement and/or similar agreement to address the events of default; however, there can be no assurance that the Company will be able to negotiate such an agreement on favorable terms or at all. Consequently, the Company is classifying all of the bank debt outstanding balance of $3,549,942 as a current liability.  These conditions, as well as the uncertainty that the Company faces regarding its market conditions and continued bank financing, creates an uncertainty about the Company’s ability to continue as a going concern.

Management of the company has implemented a plan to increase its profits through increases of product sales and reduction of costs, and intends to secure a new credit facility from another financial institution.  The cost reductions include a reduction in force, wage freezes and wage reductions that decreased the annual payroll by $2.4 million.  In addition, management severely reduced capital expenditure budgets and has several ongoing initiatives to further reduce the cost base in the third quarter going forward and improve free cash flow generation.

The ability of the Company to continue as a going concern is dependent upon its ability to improve profitability through the increase in revenues, through ongoing initiatives to further reduce the cost base and improve free cash flow generation and through securing a new credit facility from another financial institution.  These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Cash Flows

The following table summarizes our historical cash flows:

	26 Weeks Ended
	(In thousands)
	July 4, 2009	June 28, 2008
Cash (used in) provided by operating activities	$143	$1,294
Cash (used in) provided by investing activities	$(709)	$11,626
Cash (used in) financing activities	$(710)	$(10,044)

The discussion of our cash flows that follows is based on our historical cash flows for the 26 weeks ended July 4, 2009 and June 28, 2008.  The majority of the changes the 26 weeks ended June 28, 2008 are the result of the Acquisition which occurred on February 12, 2008.

Cash Flow from Operating Activities. Net cash provided by operating activities for the 26 weeks ended July 4, 2009 and June 28, 2008 were approximately $0.1 million and $1.3 million respectively. The decrease in 2009 cash flow from operations was primarily due to the decline in business.

Cash Flow from Investing Activities. Net cash used in investing activities for the 26 weeks ended July 4, 2009 was $0.7 million associated with capital expenditures for the period.  During the 26 weeks ended June 28, 2008, net cash provided by investing activities increased by $11.6 million.  This was associated with the acquisition of CGI, where there was an $88.4 million increase in cash provided by the release of cash from the trust fund, offset by a $74.6 million decrease associated with the Acquisition and $2.2 million decrease associated with paying underwriter expenses.

Cash Flow from Financing Activities. Net cash used in financing activities for the 26 weeks ended July 4, 2009 was $0.7 million, which was due to 3 amortization payments for the term loan with the Bank.  Net cash used in financing activities for the 26 weeks ended June 28, 2008 was $10.0 million. The net cash used in the financing activities resulted from net borrowing of $3.4 million under the credit facility, borrowing of $0.1 million from related parties, offset by the repayments to related parties of $0.4 million and $13.1 million in payments to shareholders who choose to convert their shares as part of the Acquisition.

Disclosures About Contractual Obligations. CHI has non-cancelable operating leases, primarily for real property and principal repayments associated with the senior credit facility.  The leases require CHI to pay maintenance, insurance and other operating expenses.

	(Thousands)
		Payments due by period
		Less than			More than
Contractual Obligations:	TOTAL	1 year	1-3 years	3-5 years	5 years
Operating leases (1)	7,889	2,393	3,887	1,609	-
ERP Systems	416	103	218	95
Subtotal	8,305	2,496	4,105	1,704	-
Long Term Debt (2)	3,560	3,560	-	-	-
Total	11,865	6,056	4,105	1,704	-

(1)	Excludes payments of maintenance, insurance and other operating expenses associated with the lease agreements. These amounts did not represent a significant portion of CHI’s lease obligations in 2009.

CHI had $2.6 million of cash and cash equivalents at July 4, 2009.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 4, 2009.  Based upon their evaluation, they concluded that our disclosure controls and procedures were effective, except to the extent those controls and procedures were affected by the material weakness identified in our internal control over financial reporting, as set forth in our 2008 Form 10-K.

Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial and accounting officer and effected by our board of directors, management and other personnel and is based on the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).   The purposed of our internal controls over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

•
A new financial system and software have been acquired and are in the process of being implemented, and will be operational in fiscal year 2010. This system and software have been and are currently used in many public companies, have a global presence and provide off the shelf capabilities and features that reduce the complexity and intricacy of designing and developing accounting and reporting controls and capabilities, thus accelerating the implementation.  This project has been suspended for the remainder of 2009.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On February 9, 2009, the Company issued a notice certificate pursuant to the Escrow Agreement, stating that the Company, as buyer, was entitled to receive funds from the escrow in the amount of $3,540,717.  The bulk of this claim (approximately 97%) pertained to damages incurred because the Sellers failed to deliver the intellectual property required by the SPA in the condition represented in the SPA.  Damages to the Company include damages to goodwill, the incremental costs of operating the Company’s computer system as delivered versus as represented, and the costs of repairing and/or replacing the computer system.  On March 18, 2009, the Sellers made a demand for arbitration for release of the escrow funds; on April 15, 2009, the Company served a counterclaim seeking recovery from the funds held in escrow of no less than $3,600,000.  The arbitration is being administered by the American Arbitration Association. The foregoing is more fully described in Part I, Item 2, under the heading “Recent Events – Claim for Indemnification,” which description is incorporated herein by reference.

On or about July 10, 2009, Multi-Media International filed a complaint against CGI and its subsidiaries, CDS, HDS, CWT and EXL, seeking class action status in the United States District Court for the District of  New Jersey by alleging, among other things, (i) common law fraud, aiding and abetting fraud, negligent misrepresentation, conversion and unjust enrichment, (ii) violation of N.J. Stat. § 56:8-2 and (iii) breach of good faith and fair dealing, relating to alleged excessive fuel surcharges by the Subsidiaries.  The complaint alleges a class period from June 25, 2002 through June 25, 2009. On behalf of the putative class plaintiff seeks to recover the alleged excessive fuel charges, enjoin the alleged improper calculation of fuel charges by defendants and impose punitive damages and attorney’s fees. The complaint did not specify an amount of damages; however a prior complaint seeking similar relief on behalf of the same class, which was withdrawn, sought compensatory damages in the amount of $10 million and punitive damages in the amount of $30 million, as described in the Company’s 2008 Form 10-K.  The Company believes that the allegations in the lawsuit are without merit and it intends to vigorously defend itself. However, the ultimate outcome of this action and the amount of liability that may result, if any, is not presently determinable.

On August 11, 2009, the Company issued a second notice certificate pursuant to the Escrow Agreement, stating that the Company, as buyer, was entitled to receive funds from the escrow in the amount of $5,000,000, constituting the full amount remaining in the escrow.  The Company made this demand for indemnification against the Sellers pursuant to the SPA, based upon the Multi-Media International class action and the pending claims against the escrow described above.

Item 1A. Risk Factors.

There have been no material changes in our risk factors during the fiscal quarter ended July 4, 2009 from those previously disclosed in our 2008 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

The Company is not in compliance with certain of the financial covenants contained in the Credit Agreement. As of May 31, 2009 and June 30, 2009, the Company’s ratio of permitted senior debt to EBITDA (each as calculated pursuant to the Credit Agreement) exceeded the maximum of 2.00 to 1.00. As of April 30, 2009, May 31, 2009 and June 30, 2009, the Company’s fixed charge coverage ratio (as calculated pursuant to the Credit Agreement) was less than 1.25 to 1.00. As of May 31, 2009 and June 30, 2009, the Company’s ratio of permitted total debt to EBITDA (each as calculated pursuant to the Credit Agreement) exceeded the maximum of 2.50 to 1.00. These occurrences constitute events of default under the Credit Agreement. As a consequence of these events of default, the interest due and payable under the credit facility is 6% higher than would otherwise be payable with respect to the loans. The foregoing is more fully described in Part I, Item 2, under the heading “Recent Events – Current Non–Compliance with Financial Covenants,” which description is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on June 2, 2009. At the annual meeting, our stockholders considered one proposal, the election of Messrs. Gregory E. Burns and Kenneth L. Saunders to serve in the class of directors whose terms expire in 2012.  The following is a tabulation of votes cast for and withheld from each director nominee:

Name	Votes Cast For	Votes Withheld
Gregory E. Burns	5,357,443	4,479,070
Kenneth L. Saunders	5,357,443	4,479,070

Messrs. Donald G. McInnes, Edward W. Cook and Brian H. Bowers continue to serve as directors in the class of directors whose terms expire in 2010. Messrs. Maurice Levy and Timothy Teagan continue to serve as directors in the class of directors whose terms expire in 2011.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer and Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of Principal Executive Officer and the Principal Financial Officer and Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

______________________

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARK HOLDINGS INC.

Date: August 20, 2009	/s/ Gregory E. Burns
Gregory E. Burns
Chief Executive Officer
(Principal Executive Officer)

Date: August 20, 2009	/s/ Stephen Spritzer
Stephen Spritzer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer and Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of Principal Executive Officer and the Principal Financial Officer and Principal Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

______________________

*	Filed herewith.