Form 10-Q
period 2009-10-03
Clark Holdings Inc.
filed 2009-11-17
CIK 1338401

an haideh

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 17, 2009, 12,032,193 shares of registrant’s common stock, par value $.0001 per share, were issued and outstanding.

CLARK HOLDINGS INC.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

CLARK HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	(UNAUDITED)
	October 3, 2009	January 3, 2009
ASSETS
CURRENT ASSETS:
Cash and equivalents	$1,833	$3,915
Accounts receivable, net of allowance for doubtful accounts of	5,639	5,557
$369 and $348, respectively
Other receivables	663	62
Prepaid expenses	1,231	1,594
Deferred tax assets-current	746	718
Total current assets	10,112	11,846

PROPERTY AND EQUIPMENT, net of accumulated depreciation	2,706	1,925

INTANGIBLE ASSETS, net of accumulated amortization	15,687	16,746

Total assets	$28,505	$30,517
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long term debt	$3,313	$1,184
Accounts payable	3,331	2,500
Accrued expenses and other payables	4,928	5,428
Total current liabilities	11,572	9,112

Long term debt	-	3,076
Deferred tax liabilities-non-current	6,240	6,576

STOCKHOLDERS' EQUITY
Preferred stock-$.0001 par value; 1,000,000 shares authorized;none issued		-
Common stock-$.0001 par value; 400,000,000 shares authorized;	1	1
10,859,385 issued and outstanding at October 3, 2009
and at January 3, 2009
Additional paid-in capital	73,486	73,398
Deficit	(62,794)	(61,646)
Total stockholders' equity	10,693	11,753
Total liabilities and stockholders' equity	$28,505	$30,517

See Notes to Consolidated Financial Statements

CLARK HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In Thousands)

	13 Weeks Ended	13 Weeks Ended	39 Weeks Ending	39 Weeks Ending
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Gross revenues	$17,183	$22,318	$51,117	$62,830

Freight expense	(10,453)	(14,758)	(32,011)	(40,728)

Gross profit	6,730	7,560	19,106	22,102

Depreciation and amortization	(432)	(661)	(1,272)	(1,693)

Selling, operating and
administrative expenses	(5,993)	(6,086)	(19,410)	(17,981)

Income (loss) from operations	305	813	(1,576)	2,428

Interest income-trust	-	1	1	290
Interest expense	(82)	(49)	(145)	(157)

Income (loss) before income taxes and adjustments	223	765	(1,720)	2,561

Less: Clark Group Inc Income from 12/30/2007 to 2/11/2008	-	-	-	(834)

Income tax (expense) benefit	(89)	(242)	572	(685)

Net income (loss)	$134	$523	$(1,148)	$1,042

Weighted average number of shares outstanding:
Basic	10,859	10,859	10,859	11,467
Diluted	10,859	10,859	10,859	11,472

Net income ( loss ) per share:
Basic	$0.01	$0.05	$(0.11)	$0.09
Diluted	0.01	0.05	(0.11)	0.09

See Notes to Consolidated Financial Statements

CLARK HOLDINGS INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands, except share data)

				Additional	Retained
			Restricted	Paid-In	Earnings
	Shares	Amount	Shares	Capital	(Deficit)	Total
Balance - December 31, 2007	13,500,000	$1		$67,174	$2,015	$69,190
Equity issuance per purchase agreement	320,276			2,473		2,473
Transfer in from contingency for stock conversion, net				18,118		18,118
Reduction due to stock conversion	(1,787,453)			(14,429)		(14,429)
Restricted shares per Stockholders' Escrow Agreement	(1,173,438)		1,173,438
Net loss for 53 weeks ended Jan 3, 2009					(63,661)	(63,661)
Adjustment for option expense				62		62
Balance - January 3, 2009	10,859,385	$1	1,173,438	$73,398	$(61,646)	$11,753
Net loss for 39 weeks ended October 3, 2009					(1,148)	(1,148)
Adjustment for option expense				88		88
Balance - October 3, 2009	10,859,385	$1	1,173,438	$73,486	$(62,794)	$10,693

See Notes to Consolidated Financial Statements

CLARK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands)

	39 Weeks Ended	39 Weeks Ended
	October 3, 2009	September 27, 2008
Cash Flows from Operating Activities:
Net (loss) income	$(1,148)	$1,042
Adjustment to reconcile net (loss) income to cash flows
from operting activities
Depreciation	213	125
Amortization	1,059	1,541
Shared-based compensation cost	88	40
Deferred income tax benefit	(364)	(641)
(Increase) Decrease in accounts receivable	(82)	(2,085)
(Increase) Decrease in other receivable	(601)	169
(Increase) Decrease in prepaid expense	363	(70)
(Increase) Decrease in deferred acquisition cost	-	874
Increase (Decrease) in accounts payables	831	487
Increase (Decrease) in accrued expenses and other payables	(500)	237
Net cash (used in) provided by
operating activities	(141)	1,719

Cash Flows from Investing Activities:
Decrease in marketable securities held in Trust account	-	88,423
Acquisition of Clark Group Inc	-	(74,634)
Proceeds from released escrow fund	-	245
Payment of deferred underwriting fees	-	(2,112)
Purchase of property and equipment	(994)	(102)
Net cash (used in) provided by
investing activities	(994)	11,820

Cash Flows from Financing Activities:
Proceeds from note payable to related parties	-	135
Repayment of note payable to related parties	-	(483)
Proceeds from term loan	-	4,734
Repayment of term loan	(947)	(237)
Costs of stock conversion	-	(14,429)
Net cash used in financing activities	(947)	(10,280)

Net (decrease) increase in cash and cash
equivalents	(2,082)	3,259
Cash and cash equivalents - beginning of
period	3,915	133
Cash and cash equivalents - end of
period	$1,833	$3,392
Cash paid during the period
Income Taxes	339	1,411
Interest	145	128

Non-Cash Financing Activity:
Reduction in deferred underwriting fees, adjustment to additional paid-in capital	$-	$433

Shares not converted, adjustment to additional paid-in capital	$-	$3,256

See Notes to Consolidated Financial Statements

CLARK HOLDINGS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS OPERATIONS:

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

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.”  This statement modifies the U.S. GAAP hierarchy by establishing only two levels of U.S. GAAP, authoritative and non-authoritative accounting literature.  Effective July 2009, the FASB Accounting Standards Codification (“FASB ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards except for additional authoritative rules and interpretive releases issued by the SEC.  Non-authoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks.  The Codification was developed to organize U.S. GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section and paragraph, each of which is identified by a numerical designation.  This statement applies beginning in third quarter 2009.  All accounting references have been updated, and therefore SFAS references have been replaced with FASB ASC references.

FASB ASC 855, the “Subsequent Events Topic”, establishes general standards of accounting for and disclosures of subsequent events that occurred after the balance sheet date but prior to the issuance of financial statements.  FASB ASC 855 is effective for financial statements issued for interim periods or fiscal years ending after June 15, 2009.  Subsequent events have been evaluated through the filing date (November 17, 2009) of these unaudited consolidated financial statements.  The adoption of topic FASB ASC 855, effective June 2009, did not affect the consolidated financial position, results of operations or cash flows of the Company.

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

The balance sheet as of January 3, 2009, has been derived from the audited consolidated financial statements as of such date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

As the Company has a net loss for the 39 weeks ended October 3, 2009, shares used in the calculation of diluted loss per share are based on the weighted-average of shares outstanding and exclude the effect of outstanding options and warrants.  The Company has net income for the 13 weeks ended October 3, 2009.  The average market price of the Company’s common stock from July 5, 2009 to October 3, 2009 was $.65 and since it is lower than the exercise price of the outstanding options and warrants, any impact is excluded from the diluted EPS calculation for the 13 weeks ended October 3, 2009.  The weighted-average number of options and warrants outstanding for the thirteen weeks ended October 3, 2009 was 446,879 and 13,272,727, respectively.  The weighted-average number of options and warrants outstanding for the 39 weeks ended October 3, 2009 was 351,247 and 13,272,727, respectively. In addition, the 1,173,438 contingently issued shares referred to in Note 5 will be included in the calculation of diluted EPS, if dilutive, only when the target stock price is met at the end of the reporting period.

The average market price of the Company’s common stock from June 29, 2008, to September 27, 2008, was $1.54 and since it is lower than the exercise price of outstanding warrants, any impact is excluded from the diluted EPS calculation for the 13 weeks ended September 27, 2008.  The average market price of the Company’s common stock from December 30, 2007, to September 27, 2008, was $3.50 and since it is lower than the exercise price of outstanding warrants, any impact is excluded from the diluted EPS calculation for the 39 week period ended September 27, 2008.  During the 13 weeks ended September 27, 2008, the average market price of the Company’s common stock was lower than the exercise price of the options granted, therefore, the impact of the stock options is excluded in the diluted EPS calculation.  During the 39 weeks ended September 27, 2008, the average market price of the Company’s common stock was higher than the exercise price of certain options granted, therefore, the impact of certain options is included in the diluted EPS calculation for the 39 weeks ended September 27, 2008.  The weighted-average number of options and warrants outstanding for the thirteen weeks ended September 27, 2008 was 126,250 and 13,272,727, respectively.  The weighted-average number of options and warrants outstanding for the 39 weeks ended September 27, 2008 was 74,806 and 13,272,727, respectively.

The earnings per common share calculations for the 13 and 39 weeks ended October 3, 2009, and September 27, 2008, are as follows:

	13 Weeks Ended	13 Weeks Ended
	October 3, 2009	September 27, 2008

Basic EPS
Net income	$134,000	$523,000
Weighted average shares	10,859,385	10,859,385

Basic income per share	$0.01	$0.05

Diluted EPS
Net income-see above	$134,000	$523,000
Basic weighted average shares	10,859,385	10,859,385
Diluted weighted average shares	10,859,385	10,859,385

Diluted income per share	$0.01	$0.05

	39 Weeks Ended	39 Weeks Ended
	October 3, 2009	September 27, 2008

Basic EPS
Net (loss) income	$(1,148,000)	$1,042,000
Weighted average shares	10,859,385	11,467,130

Basic (loss) income per share	$(0.11)	$0.09

Diluted EPS
Net (loss) income-see above	$(1,148,000)	$1,042,000
Basic weighted average shares	10,859,385	11,467,130
Dilutive effect of warrants	-	-
Dilutive effect of stock options	-	5,083
Diluted weighted average shares	10,859,385	11,472,213

Diluted (loss) income per share	$(0.11)	$0.09

4.	INITIAL PUBLIC OFFERING:

On February 21, 2006, the Company sold 10,000,000 units (‘‘Units’’) in the Offering for $8.00 per Unit.   On March 1, 2006, pursuant to the underwriters’ over-allotment option, the Company sold an additional 1,000,000 Units for $8.00 per Unit.  Each unit consisted of one share of common stock, par value $.0001 per share (“Share”), and one warrant to purchase one Share at an exercise price of $6.00 per Share (“Warrant”).  The warrants became exercisable upon the completion of the Acquisition and expire on February 15, 2011.  The warrants were originally redeemable at a price of $.01 per warrant upon 30 days notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.  Under the terms of the Warrant Agreement governing the warrants, the Company is required to use its best efforts to register the warrants and maintain such registration.  After evaluating the Company’s financial statement treatment with respect to the accounting for derivative financial instruments pursuant to FASB ASC 815, the “Derivatives and Hedging” topic, the Company entered into a First Supplemental Warrant Agreement (the ‘‘Supplemental Agreement’’), dated August 21, 2006, with The Bank of New York (the ‘‘Warrant Agent’’), to amend the Warrant Agreement, dated as of February 15, 2006, between the Company and the Warrant Agent in order to clarify that registered holders of the Company’s warrants do not have the right to receive a net cash settlement or other consideration in lieu of physical settlement in shares of the Company’s common stock.

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

Holders of 1,802,983 of the Company’s shares of common stock voted against the Acquisition and elected to convert their shares into a pro rata portion of the Trust Account (approximately $8.06 per share or an aggregate amount of $14,536,911).  After giving effect to (i) the issuance of 320,276 shares in connection with the Acquisition and (ii) the conversion of shares, there are currently 10,859,385 shares of common stock outstanding.  In addition, the founders of the Company have placed 1,173,438 shares of common stock into escrow pending the attainment of a specified market price (restricted shares) and these are excluded in authorized and outstanding shares at October 3, 2009.  As a result of the condition to which the escrowed shares will be subject, such shares will be considered as contingently issuable shares and, as a result, are not included in the earnings per share calculations.  Accordingly, the Company will recognize a charge based on the fair value of the shares over the expected period of time it will take to achieve the target price, if and only if the expected probability of the share price attaining the specified market price exceeds 50 percent.

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

    In the fourth quarter of 2008, the Company, in accordance with FASB ASC 350-30-35-18, performed its annual goodwill and intangible assets with indefinite lives impairment tests, and determined that all of the goodwill and a portion of the remaining intangible assets had been impaired.  Consequently, the Company recorded a non-cash charge of $63.9 million for goodwill and $2.66 million for intangible assets, trademarks, impairment during the fourth quarter of 2008.

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

Due to continuing losses during the second quarter, the Company was not in compliance with three of its financial covenants as of the end of the May 2009 reporting period and a notice of events of default was issued by Bank of America on July 6, 2009.  Accordingly, the Company amended the credit facility again and entered into an Amendment and Forbearance Agreement on September 15, 2009.  Interest is payable at 4.00% over LIBOR, with a LIBOR “floor” of 3% or at Prime Interest Rate plus 2.50%. The non-use fee is 0.675% per year and the Letter of Credit fees are 4.00%.  The Agreement expires on February 28, 2010.  While the Company does not expect the bank to terminate the credit facility and/or demand repayment of outstanding debt on February 28, 2010, it would have the right to do so. In such event, the bank could seek to foreclose on its security interests in our assets and those of our subsidiaries. Alternatively, the bank could exercise the other rights and remedies available to it under the Credit Agreement. Such actions would materially and negatively impact our liquidity, results of operations and financial condition.  Consequently, the Company is classifying all of its long-term debt as current and payable within one year.  As of October 3, 2009 the Company is in compliance with financial covenants in accordance with the Amendment and Forbearance Agreement.

As of October 3 2009, and January 3, 2009, the interest rate on the term loan was 7.00% and 3.62%, respectively.  As of October 3, 2009 and January 3, 2009 $3,313,279 and $4,259,930 was outstanding on the term loan.  No funds have been drawn down under the revolving credit facility.

In response to both the continuing losses incurred during the first half of 2009 and the then discussions with the Bank concerning the credit facility, management implemented a series of cost restructurings including a reduction in force, wage freezes and wage reductions that resulted in reducing the annual payroll by $2.4 million per year. Management also significantly reduced capital expenditure budgets and has several ongoing initiatives that further reduced the cost base in the third quarter and improve free cash flow generation.

A schedule of the principal repayments in accordance with the rights and remedies available to the Bank under the existing Credit Agreement as of October 3, 2009 is as follows:

2010	$3,313,279

The Company has issued approximately $718,000 in bank letters of credit, which represent potential future payments under the Company’s workers’ compensation insurance program.

Interest expense for the term loan was approximately $82,000 and $48,000 for the 13 weeks ended October 3, 2009, and September 27, 2008, respectively.  In addition, the Company records bank fees associated with the revolving credit line, the letters of credit and the term loan.  These fees totaled approximately $11,000 and $37,000 for the 13 weeks ended October 3, 2009, and September 27, 2008, respectively.

Interest expense for the term loan was approximately $145,000 for both the 39 weeks ended October 3, 2009, and September 27, 2008, respectively.  In addition, the Company records bank fees associated with the revolving credit line, the letters of credit and the term loan.  These fees totaled approximately $63,000 and $77,000 for the 39 weeks ended October 3, 2009, and September 27, 2008, respectively.

The credit facility is secured by substantially all of the Company’s assets.

7.	GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $1,048,000 for the 39 weeks ended October 3, 2009, and a net income of $134,000 for the 13 weeks ended October 3, 2009.  Since the Company’s credit facility will mature on February 28, 2010, and there can be no assurance that the Company will be able to restructure the existing bank debt terms or secure new financing from another financial institution, the Company has classified all of the bank debt outstanding at October 3, 2009 of $3,313,279 as a current liability, resulting in negative working capital of $1,460,000 as of October 3, 2009.  The uncertainty that the Company faces regarding its continued bank financing creates an uncertainty about the Company’s ability to continue as a going concern.

At the end of the second quarter, management completed a series of cost restructurings including a reduction in force, wage freezes and wage reductions that resulted in reducing the annual payroll by $2.4 million per year.  In addition, the Company also reduced capital expenditure budgets and has several ongoing initiatives that resulted in net income in the third quarter and improved free cash flow generation.

The Company is in discussions with several financial institutions to provide a new credit facility.  Based in part on these discussions, management expects to secure a new credit facility before February 28, 2010, although there can be no assurance that the Company's efforts will be successful or that the Company will achieve its objectives on terms that are acceptable to the Company. The ability of the Company to continue as a going concern is dependent upon its ability to secure a new credit facility from another financial institution or extend the term of its existing credit facility past February 28, 2010 with its current lender and continued success in planned cost reductions to increase net income and generate positive cash flow.

8.   STOCK BASED COMPENSATION:

The Company’s 2007 Long-Term Incentive Equity Plan (the ‘‘Plan’’), became effective with the consummation of the Acquisition.  The Plan was established to grant stock options, stock appreciation rights, restricted stock, deferred stock and other stock based awards to its directors, officers, employees and consultants of the Company.  Under the Plan, all stock option awards are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant and expire ten years after the date of the grant.  In 2008, the Company granted 70,000 stock options (in total) of the Company’s common stock to all non-employee directors on the Board of Directors and the Special Advisor on the Board of Directors and 56,250 stock options of the Company’s common stock to the Chief Executive Officer of one of its reporting units for the successful completion of the 2007 Company audit.  On February 9, 2009, the Company granted 150,000 stock options of the Company’s common stock to the Chief Executive Officer.  On March 15, 2009, the Company granted 83,500 stock options (in total) of the Company’s common stock to the upper management of the various reporting units as part of the Incentive Equity Plan. These stock options vest over a three-year period.  On June 15, 2009, the Company granted 77,250 stock options (in total) of the Company’s common stock to the upper management of the various reporting units as part of the Incentive Equity Plan. These stock options vest over a three-year period.  Also during the second quarter of 2009, the Company granted 30,000 stock options of the Company’s common stock to a non-employee member of the Board of Directors as part of the Incentive Equity Plan. These stock options vest over a three-year period.  On September 15, 2009, the Company granted 77,250 stock options (in total) of the Company’s common stock to the upper management of the various reporting units as part of the Incentive Equity Plan. These stock options vest over a three-year period.  Shares issued as a result of future stock option exercises, if any, will be newly issued shares.  During the 13 weeks ended October 3, 2009, 6,667 stock options vested and none were exercised. During the 39 weeks ended October 3, 2009, 37,083 stock options vested and none were exercised.  To date 48,750 stock options vested and none were exercised.

Deferred compensation expense related to the 498,000 in stock options granted as of October 3, 2009, and the 126,250 in stock options granted as of September 27, 2008, was $562,289 and $256,560, respectively, which is expected to be recognized over a weighted average vesting period of approximately three years.  During the 13 weeks ended October 3, 2009, and September 27, 2008, approximately $36,000 and $22,000, respectively was charged to compensation expense related to stock option grants. During the 39 weeks ended October 3, 2009, and September 27, 2008, approximately $88,000 and $40,000, respectively was charged to compensation expense related to stock option grants.  Upon resignation or termination, all options not fully vested are forfeited.  As of October 3, 2009, 46,250 of stock options were forfeited.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model that uses various assumptions for inputs as noted.  Generally, the Company uses expected volatilities and risk-free interest rates that correlate with the expected term of the option when estimating an option’s fair value.  The Company has adopted the “simplified method” to estimate the expected life of options, which is equal to the average of the vesting term (3 years) and original contractual term (10 years).  Expected volatility is based on historical volatility of the stock prices of comparable logistic companies of similar market value, given the lack of trading history of the Company’s stock, and the expected risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant.  The assumptions used for options granted in the 13 and 39 weeks ended October 3, 2009, and September 27, 2008, were as follows:

Assumptions for the
13 and 39 Weeks Ended
October 3, 2009 and September 27, 2008

Expected volatility	58.0%

Expected dividends	0.0%

Expected term (in years)	6.5

Risk-free rate	3.0%

A summary of option activity under the Plan through October 3, 2009, is as follows:

				Weighted-
		Weighted-	Weighted-	Average
		Average	Average	Remaining	Aggregate
		Exercise	Grant Date	Contractual	Intrinsic
Options	Shares	Price	Fair Value	Term	Value
Balance (at January 4, 2009)	126,250	3.48	2.03	8.72	-
Granted - 1st Quarter 2009	233,500	0.69	0.35	9.50	-
Granted - 2nd Quarter 2009	107,250	0.82	0.46	9.75	-
Granted - 3rd Quarter 2009	77,250	0.80	0.44	10.00	-
Exercised	-	-	-	-	-
Forfeited or expired	(46,250)	0.37	0.37	9.50	-
Outstanding at October 3, 2009	498,000	1.38	0.78	8.77	-

Exercisable (vested) at October 3, 2009	48,750	3.48	2.03	8.72	-

A summary of option activity under the Plan as of September 27, 2008 is as follows:

				Weighted-
		Weighted-	Weighted-	Average
		Average	Average	Remaining	Aggregate
		Exercise	Grant Date	Contractual	Intrinsic
Options	Shares	Price	Fair Value	Term	Value
Beginning of year	-	-	-	-	-
Granted 1st Quarter	70,000	4.06	2.37	9.50	-
Granted 2nd Quarter	56,250	2.75	1.61	9.75	-
Granted 3rd Quarter	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited or expired	-	-	-	-	-
Outstanding at September 27, 2008	126,250	3.48	2.03	9.61	-

Exercisable at September 27, 2008	11,667	4.06	2.37	9.50	-

The total fair value of shares vested at October 3, 2009 and September 27, 2008, were $114,000 and $28,000, respectively.

9.	BUSINESS SEGMENTS:

The Company operates in two geographic segments, Domestic and International.  The Domestic segment consists of operations serving a variety of wholesale customers in North America.  The International segment consists principally of shipments outside North America.

Financial information on business segments for the 39 weeks ended October 3, 2009, and September 27, 2008, is as follows (showing all the activity of CGI from December 30, 2007 through February 11, 2008):

Business Segments:

For 39 Weeks Ending October 3, 2009
	Domestic	International	Consolidated
Net revenues	$42,310	$8,807	$51,117
Freight expense	(26,663)	(5,348)	(32,011)
Gross profit	15,647	3,459	19,106
Selling, operating, and administrative expenses	(15,647)	(3,763)	(19,410)
Loss from operations before depreciation,
amortization, interest and taxes	$-	$(304)	$(304)

Total assets	$26,777	$1,728	$28,505
Capital expenditures	$655	$339	$994

For 39 Weeks Ending September 27, 2008
	Domestic	International	Consolidated
Net revenues	$51,912	$10,918	$62,830
Freight expense	(33,950)	(6,778)	(40,728)
Gross profit	17,962	4,140	22,102
Selling, operating, and administrative expenses	(14,154)	(3,827)	(17,981)
Income from operations before depreciation,
amortization, interest and taxes	$3,808	$313	$4,121

Total assets	$89,879	$11,539	$101,418
Capital expenditures	$1,264	$265	$1,529

Financial information on business segments for the 13 weeks ended October 3, 2009, and September 27, 2008, is as follows:

Business Segments:

For 13 Weeks Ending October 3, 2009
	Domestic	International	Consolidated
Net revenues	$13,846	$3,337	$17,183
Freight expense	(8,391)	(2,062)	(10,453)
Gross profit	5,455	1,275	6,730
Selling, operating, and administrative expenses	(4,776)	(1,217)	(5,993)
Income from operations before depreciation,
amortization, interest and taxes	$679	$58	$737

Total assets	$26,777	$1,728	$28,505
Capital expenditures	$(16)	$300	$284

For 13 Weeks Ending September 27, 2008
	Domestic	International	Consolidated
Net revenues	$18,246	$4,072	$22,318
Freight expense	(12,177)	(2,581)	(14,758)
Gross profit	6,069	1,491	7,560
Selling, operating, and administrative expenses	(4,794)	(1,292)	(6,086)
Income from operations before depreciation,
amortization, interest and taxes	$1,275	$199	$1,474

Total assets	$89,879	$11,539	$101,418
Capital expenditures	$24	$27	$51

For purposes of this disclosure, all inter-company transactions have been eliminated.

10.  INCOME TAXES

A summary of the components of the provision (benefit) for income taxes is as follows:

	13 weeks ended		39 weeks ended
	10/3/2009	9/27/2008	10/3/2009	9/27/2008
Federal:
Current	$109,550	$415,733	$(285,509)	$1,064,393
Deferred	(24,040)	(133,286)	(274,999)	(489,107)
	85,510	282,447	(560,508)	575,286

State:
Current	24,514	11,973	83,499	262,709
Deferred	(20,656)	(52,971)	(94,870)	(153,279)
	3,858	(40,998)	(11,371)	109,430

Total (Benefit) Provision for Taxes	$89,368	$241,449	$(571,879)	$684,716

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	39 weeks ended
	10/3/2009	9/27/2008
Tax provision (benefit) computed at the federal statutory rate	-34.00%	34.00%
Effect of state income taxes, net of federal benefits	0.10%	4.18%
Other permanent differences, net	0.70%	1.46%
	-33.20%	39.64%

Temporary differences which created deferred tax assets (liabilities) at October 3, 2009 and January 3, 2009 are as follows:

	October 3, 2009		January 3, 2009
	Current	Non- current	Current	Non- current
Deferred tax assets:
Accruals	$228,913	$-	$370,653	$-
State tax	419,366	-	447,118	-
Compensation and benefits	144,177	-	26,566	-
Amortization	-	707,336	-	747,106
Allowance for bad debts	154,339	-	149,326	-
Total deferred tax assets	946,795	707,336	993,663	747,106
Deferred tax liabilities:
Depreciation	-	(208,462)	-	(129,515)
Amortization	-	(6,739,362)	-	(7,193,867)
Prepaids	(183,884)	-	(276,148)	-
Other	(16,949)	-	-	-
Total deferred tax liabilities	(200,833)	(6,947,824)	(276,148)	(7,323,382)
Total deferred tax asset (liability), net	$745,962	$(6,240,488)	$717,515	$(6,576,276)

In accordance with FASB ASC 740, the “Income Taxes Topic”, we recognize deferred tax assets and liabilities based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already recorded the tax benefit in the income statement.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.  We have determined that no such allowance is required.

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

On or about July 10, 2009, Multi-Media International filed a complaint against CGI and its subsidiaries, CDS, HDS, CWT and EXL (the “Subsidiaries”), seeking class action status in the United States District Court for the District of  New Jersey by alleging, among other things, (i) common law fraud, aiding and abetting fraud, negligent misrepresentation, conversion and unjust enrichment, (ii) violation of N.J. Stat. § 56:8-2 and (iii) breach of good faith and fair dealing, relating to alleged excessive fuel surcharges by the Subsidiaries.  The complaint alleges a class period from June 25, 2002 through June 25, 2009. On behalf of the punitive class plaintiff seeks to recover the alleged excessive fuel charges, enjoin the alleged improper calculation of fuel charges by defendants and impose punitive damages and attorney’s fees. The complaint did not specify an amount of damages; however a prior complaint seeking similar relief on behalf of the same class, which was withdrawn, sought compensatory damages in the amount of $10 million and punitive damages in the amount of $30 million, as described in the Company’s 2008 Form 10-K.  The Company believes that the allegations in the lawsuit are without merit and it intends to vigorously defend itself. However, the ultimate outcome of this action and the amount of liability that may result, if any, is not presently determinable.

12.           SUBSEQUENT EVENTS:

On October 21, 2009, a director of the Company and each of its subsidiaries and as president and chief executive officer of the Company’s wholly owned operating subsidiary, The Clark Group, Inc. (“TCG”), resigned effective November 6, 2009.  In connection with his resignation, on October 21, 2009, the Company entered into a separation agreement and general release with the individual (the “Separation Agreement”).  Pursuant to the Separation Agreement, among other things, the individual will receive severance pay consisting of salary continuation from November 7, 2009 through February 12, 2011.  In addition to the Separation Agreement, the Company entered into an Independent Consulting Agreement with the individual (“Consulting Agreement”).  Pursuant to the Consulting Agreement, the individual will provide continuing advice and assistance in connection with TCG’s business, customers and operations.  The term of the Consulting Agreement is from November 6, 2009 through February 12, 2012, unless earlier terminated in accordance with its terms.

On September 2, 2009, the Company entered into an agreement with a large carrier to provide dedicated motor contract carrier services to the Company for transportation of the goods that were being delivered by Evergreen Express Lines, Inc. (“EXL”), a wholly owned subsidiary of the Company.  The transition from EXL delivering the Company’s product to this large carrier providing a dedicated fleet for delivery of the Company’s product occurred from October 25, 2009 to November 8, 2009.  As a result of this contract, the Company will not employ any drivers, and any assets, either leased or owned, by the Company are now subleased to this carrier.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The information contained in this section has been derived from the consolidated financial statements of Clark Holdings Inc. (referred to herein as ‘‘we,’’ ‘‘us’’ or ‘‘our,’’ or as ‘‘Holdings,’’ ‘‘Company’’ or ‘‘CHI’’) and should be read together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report.  This Quarterly Report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements that involve substantial risks and uncertainties.  These forward looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions.  Words such as ‘‘anticipates’’, ‘‘expects’’, ‘‘intends’’, ‘‘plans’’, ‘‘believes’’, ‘‘seeks’’, and ‘‘estimates’’ and variations of these words and similar expressions are intended to identify forward looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward looking statements, including without limitation, the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and Exchange Commission, including our Form 10-Ks, Form 10-Qs and Form 8-Ks.

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

Overview of Our Business

Clark Holdings Inc. (formerly known as Global Logistics Acquisition Corporation) is a niche provider of non-asset based transportation and logistics services to the print media industry throughout the United States and between the United States and other countries.

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

Recent Events

Overview of Results of Operations

The Company returned to profitability in the third quarter ended October 3, 2009 where it generated net income of $134,000 versus a net loss for the previous quarter ended July 4, 2009, where it experienced a net loss of ($751,000).   The Company generated net income of $134,000 and a net loss of ($1,148,000) for the 13 weeks ended October 3, 2009 and 39 weeks ended October 3, 2009, respectively, compared to net income of $523,000 and $1,042,000 for comparable periods in 2008.  The decrease in net income was due to a decrease in revenue and an increase in selling, operating and administrative expense, each as discussed in more detail below under the heading “Results of Operations.”

In response to the losses during the first half of 2009, management of the Company implemented a plan to increase its profits through increases in product sales, cost reductions including a reduction in force, wage freezes and wage reductions, the elimination of all non-essential other expenses, and the slowdown and/or the suspension of capital expenditures for the remainder of the year.  This plan resulted in the Company returning to profitability in the third quarter of 2009 as discussed above.  These cost reductions mentioned above decreased the annual payroll by $2.4 million and total cost initiatives have resulted in a reduction of cost of over $4.0 million on an annualized basis. This plan resulted in the Company returning to profitability in the third quarter of 2009 as discussed above.

Current Credit Agreement

Simultaneously with the Acquisition, the Company, as borrower, entered into a credit agreement with various financial institutions, as lenders, and LaSalle Bank National Association, as administrative agent (now part of Bank of America, the “Bank”) (“Credit Agreement”).  Pursuant to the Credit Agreement, as amended through April 17, 2009, the lenders made a financing commitment of up $7,700,000, consisting of a term loan commitment of $4,700,000 and a revolving loan commitment of up to $3,000,000, which the Company and its subsidiaries could use for working capital, with a $2,000,000 sublimit for letters of credit.  The Company’s borrowings under the revolving loan could at no time exceed the sum of the Company’s borrowing base (as defined in the Credit Agreement, as amended) plus its cash collateralized letters of credit less the amount of the outstanding term loan.  The interest rate charged under the facility was 4.00% over LIBOR or 2.50% over the prime interest rate, as applicable. The non-use fee was 0.675% per year and the fee for letters of credit was 1.75%.

The Company was not in compliance with certain of the financial covenants contained in the Credit Agreement during the second quarter of 2009 and for the July and August period ends. The Company’s ratio of permitted senior debt to EBITDA (each as calculated pursuant to the Credit Agreement) exceeded the maximum of 2.00 to 1.00; the Company’s fixed charge coverage ratio (as calculated pursuant to the Credit Agreement) was less than 1.25 to 1.00; and the Company’s ratio of permitted total debt to EBITDA (each as calculated pursuant to the Credit Agreement) exceeded the maximum of 2.50 to 1.00. In addition, the Company permitted bank deposits in an aggregate amount in excess of $350,000 to be maintained with institutions other than the Bank during such periods. These occurrences constituted events of default under the Credit Agreement. As a consequence of these events of default, the interest due and payable under the credit facility was increased by 6% over what would otherwise be payable with respect to the loans.

Accordingly, as of September 15, 2009, the Company entered into an Amendment and Forbearance Agreement to the Credit Agreement (“Amendment”).  Under the terms of the Amendment, the Bank, as administrative agent and as the sole lender under the Credit Agreement, agreed to forbear from exercising its rights and remedies under the Credit Agreement arising out of the aforementioned events of default for the period commencing on September 15, 2009 and ending on February 28, 2010 (or earlier upon the occurrence of, among other things, an event of default other than the aforementioned events of default).  The Company is in compliance with the Credit Agreement and the Amendment as of October 3, 2009.

The Company and the Bank also agreed to certain amendments to the Credit Agreement, including, among other things, the following: (1) the lenders are not obligated to make revolving loans or issue letters of credit in excess of $2,218,000 in the aggregate; (2) the term loan maturity date and the termination date of the lenders’ commitment to make loans will be no later than February 28, 2010; (3) the definition of the Borrowing Base set forth in the Credit Agreement was changed to exclude Cash Equivalent Investments (as defined in the Credit Agreement) pledged to secure letters of credit; (4) during the forbearance period, in lieu of the financial covenants relating to senior debt to EBITDA ratio, fixed charge coverage ratio, total debt to EBITDA ratio and tangible net worth, the Company agreed that (i) it will not permit its cumulative EBITDA to be less than a specified amount for each fiscal month from July 2009 to January 2010 (“Cumulative EBITDA Targets”) and (ii) it will not permit its fixed coverage ratio to be less than 1.25 for the fiscal quarter ending closest September 30, 2009 or less than 2.50 for the ensuing fiscal quarter; (5) the Company agreed to repay the term loan by an amount equal to 15% of the amount by which its cumulative EBITDA exceeds the Cumulative EBITDA Targets, beginning with the July 2009 fiscal month; and (6) letters of credit issued by the lenders under the Credit Agreement must be supported by a pledge to the administrative agent of a certificate of deposit or other acceptable collateral in an amount equal to the stated amount of all letters of credit. The Amendment did not change the interest rate charged under the facility, the non-use fee or the fee for letters of credit.

The Company is in the process of securing a new credit facility from another financial institution.  While the Company anticipates that it will be able to secure a new credit facility, especially given the improvement in its results of operations during the third quarter of 2009, there can be no assurance that the Company will be able to negotiate such an agreement by  February 28, 2010, the date the Credit Agreement terminates, or at all.  If we are unable to secure a new credit facility by February 28, 2010, the Bank could seek to foreclose on its security interests in our assets and those of our subsidiaries. Alternatively, the Bank could exercise the other rights and remedies available to it under the Credit Agreement. While we do not expect the Bank to do so, such actions would materially and negatively impact our liquidity, results of operations and financial condition.  Consequently, the Company is reclassifying all of its long-term debt under the facility as current.

As of October 3, 2009, the outstanding term loan balance was $3,313,279 and the outstanding revolving loan balance was $0.

Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $1,048,000 for the 39 weeks ended October 3, 2009, and a net income of $134,000 for the 13 weeks ended October 3, 2009.  Since the Company’s credit facility will mature on February 28, 2010, and there can be no assurance that the Company will be able to restructure the existing bank debt terms or secure new financing from another financial institution, the Company has classified all of the bank debt outstanding at October 3, 2009 of $3,313,279 as a current liability, resulting in negative working capital of $1,460,000 as of October 3, 2009.  The uncertainty that the Company faces regarding its continued bank financing creates an uncertainty about the Company’s ability to continue as a going concern.

The Company experienced significant improvement in its results of operations during the third quarter of 2009 compared to the second quarter of 2009.  Management of the Company implemented a plan to increase its profits through increases in product sales, the reductions in costs through personnel reduction in forces, wage reductions and wage freezes, the elimination of all non-essential other expenses, and the slowdown and/or the suspension of capital expenditures for the remainder of the year.  This plan resulted in the Company generating net income of $134,000 in the third quarter, versus a net loss of ($751,000) in the second quarter of 2009.  The cost reductions mentioned above decreased the annual payroll by $2.4 million and total cost initiatives have resulted in a reduction of cost of over $4.0 million on an annualized basis.

The Company is in discussions with several financial institutions to provide a new credit facility.  Based in part on these discussions, management expects to secure a new credit facility before February 28, 2010, although there can be no assurance that the Company's efforts will be successful or that the Company will achieve its objectives on terms that are acceptable to the Company. The ability of the Company to continue as a going concern is dependent upon its ability to secure a new credit facility from another financial institution or extend the term of its existing credit facility past February 28, 2010 with its current lender and continued success in planned cost reductions to increase net income and generate positive cash flow.

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

Claim for Indemnification

At the closing of the Acquisition, we entered into an escrow agreement (“Escrow Agreement”), dated February 12, 2008, with the Sellers, providing, in part, for $7,500,000 of the purchase price to be deposited in escrow as a fund for the payment of indemnification claims that may be made by us as a result of any breaches by Sellers of the covenants and representations and warranties contained in the SPA.  Unless a claim against the escrow funds was made by the Company, one-third of the escrow funds were to be released to Sellers on August 13, 2008, one-half of the remainder were to be released on February 13, 2009 and the remainder were to be released on August 12, 2009. On February 9, 2009, the Company issued a notice certificate pursuant to the Escrow Agreement, stating that the Company, as buyer, was entitled to receive funds from the escrow in the amount of $3,540,717 (“Escrow Claim”).  The bulk of this claim (approximately 97%) pertained to damages incurred because the Sellers failed to deliver the intellectual property required by the SPA in the condition represented in the SPA.  Damages to the Company include damages to goodwill, the incremental costs of operating the Company’s computer system as delivered versus as represented, and the costs of repairing and/or replacing the computer system.  On March 18, 2009, the Sellers made a demand for arbitration for release of the escrow funds.  On April 15, 2009, the Company served a counterclaim seeking recovery from the funds held in escrow of no less than $3,600,000.  The arbitration is being administered by the American Arbitration Association.

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

Goodwill

During the fourth quarter of 2008, in accordance with FASB ASC 350-30-35-18, the Company performed its annual impairment test for goodwill and intangible assets with an indefinite life.  The Company concluded that its market capitalization had been below its net book value for an extended period of time.  Management therefore assessed the fair value of its reporting units using both an income approach with a discounted cash flow model and a market approach using the observed market capitalization based on the quoted price of our common stock.  Management compared these values to each reporting units’ carrying amount, including goodwill and identified an impairment.  The evaluation resulted in a $63.910 million impairment charge which was included in the “impairment of goodwill and intangible assets” line item in the consolidated statements of operations.

The changes in the carrying amount of goodwill for the year ending January 3, 2009, were as follows (in thousands):

Balance at February 12, 2008	$63,029
Adjustment to Goodwill	881
Impairment Charge	(63,910)
Balance at January 3, 2009	$-

Intangible Assets

On February 12, 2008, the Company acquired the Clark Group Inc., resulting in acquisition-related identifiable intangible assets.  Acquisition-related identifiable intangible assets at February 12, 2008 and at January 3, 2009, as amended, consisted of the following:

Amortization Period	Fair Value of Assets as of February 12, 2008	Accumulated Amortization	Impairment	Net Fair Value After Impairment as of January 3, 2009
5	$1,684,010	$(247,573)	$-	$1,436,437
-	5,378,000	-	(2,658,000)	2,720,000
12	13,588,000	(998,000)	-	12,590,000
	$20,650,010	$(1,245,573)	$(2,658,000)	$16,746,437

Intangibles assets with an indefinite life (i.e., trade names), were evaluated for impairment at January 3, 2009, by management in accordance with FASB ASC 350-30-35-18, using the “relief from royalty” method.  This evaluation resulted in a $2.658 million impairment charge which was included in the “impairment of goodwill and intangible assets” line item in the consolidated statements of operations.

Due to the adverse economic impact on the Company’s market capitalization in the fourth quarter, management evaluated intangibles and fixed assets with definite lives for impairment as of January 3, 2009.  Management’s projections of undiscounted future cash flows exceeded the carrying amount of these intangible and fixed assets, which resulted in no charge for impairment.  These projections assumed an aggressive growth plan for the international division with 7 new distribution centers and the expansion into the shipment of general commodities.  International’s percentage of the operating income of the distribution centers before corporate expenses is projected to grow from 6% to 17% during the projection period.  Domestic growth projections assume moderate growth during this period with gross profit (net revenue) increasing at 3% per year.  During the first 2 years of these projections, we are investing in upgrading our infrastructure.

Results of Operations

Third Quarter 2009 Compared to Third Quarter 2008

We sometimes refer to the 13 weeks ended October 3, 2009 and the 13 weeks ended September 27, 2008 as the third quarter of 2009 and the third quarter of 2008, respectively.

Revenues. The table below summarizes the Company’s revenue by business segment (i.e., domestic versus international in thousands of dollars) for the third quarter of 2009 versus the third quarter of 2008.

	For the 13 Weeks Ending
	10/03/09	09/27/08	% Change
Domestic	13,846	18,246	-24.1%
International	3,337	4,072	-18.1%
Gross Revenue	17,183	22,318	-23.0%

The table below includes certain items in the consolidated statements of operations as a percentage of revenue for the quarters ended October 3, 2009 versus September 27, 2008.

	For 13 Weeks Ending
	10/03/09	09/27/08
	CHI	CHI
	2009	2008
Gross Revenue	100.0%	100.0%
Freight Expense	60.8%	66.1%
Gross Profit (Net Revenue)	39.2%	33.9%
Depreciation and Amortization	2.5%	3.0%
Selling, Operating & Administrative Exp	34.9%	27.3%
Income from Operation	1.8%	3.6%

In reviewing CGI operations for the third quarter of 2009 versus the third quarter of 2008, revenue decreased by 23.0% for the third quarter of 2009 as compared to the third quarter of 2008. The Domestic revenue decline is attributed to significantly lower oil prices resulting in a decrease in fuel surcharge invoicing.  In addition, weight transported in the domestic distribution pool decreased by 9.7%, due to a 26.6% drop in advertising pages for the third quarter of 2009 as compared to the third quarter of 2008 that was partially offset by the addition of new business.

The decrease in international gross revenues was attributable to a 23.4% decrease in tonnage along with a change in the product mix between air freight and ocean freight revenue.  The significant tonnage reductions that took place in third quarter of 2009 as compared to the third quarter of 2008 were:  UK and continental Europe – 17.0%, Mexico, Central and South America – 22.0%, Philippines – 21.7%, all other destinations in Asia – 22.1% and Australia/New Zealand – 29.5%.  The reductions reflect fewer orders for U.S. magazines and books by CHI’s international customers, along with a reduction in advertising pages in the comparable periods.

Seasonality of Revenues. While CHI’s revenues are generally not seasonal (as each quarter’s revenue approximates 25% of annual revenues), there may be on occasion special events (e.g. an historical or celebrity event or death of a celebrity or other public figure) or a publisher’s release of a new publication that favorably impact tonnage and resulting revenues in a particular quarter.

Gross Profit (Net Revenue). The Company’s gross profit (net revenue) in both the domestic and international segments decreased for the third quarter of 2009 compared to the third quarter of 2008.  However, the gross profit (net revenue) margins increased for both domestic and international segments for the third quarter of 2009 compared to the third quarter of 2008.

The following table summarizes gross profit (net revenue) and their respective margins (dollars in thousands):

	For 13 Weeks Ending		For 13 Weeks Ending		Change
	10/03/09		09/27/08		Dollar	%
GROSS REVENUE DOMESTIC	$13,846	100.0%	$18,246	100.0%	$(4,400)	-24.1%

PURCHASED TRANSPORTATION	6,295	45.5%	9,290	50.9%	(2,995)	-32.2%
OTHER TRANSPORTATION EXPENSE
PERSONNEL AND RELATED	889	6.4%	1,102	6.0%	(213)	-19.3%
INSURANCE	136	1.0%	149	0.8%	(13)	-8.7%
TRACTOR RENTALS AND MAINTENANCE	521	3.8%	580	3.2%	(59)	-10.2%
FUEL	470	3.4%	946	5.2%	(476)	-50.3%
TRAVEL EXPENSE	70	0.5%	61	0.3%	9	14.8%
OTHER	10	0.1%	49	0.3%	(39)	-79.6%
TOTAL FREIGHT EXPENSE DOMESTIC	8,391	60.6%	12,177	66.7%	(3,786)	-31.1%

GROSS PROFIT (NET REVENUE) DOMESTIC	5,455	39.4%	6,069	33.3%	(614)	-10.1%

GROSS REVENUE INTERNATIONAL	3,337	100.0%	4,072	100.0%	(735)	-18.1%
FREIGHT EXPENSE	2,062	61.8%	2,581	63.4%	(519)	-20.1%
GROSS PROFIT (NET REVENUE) INTERNATIONAL	1,275	38.2%	1,491	36.6%	(216)	-14.5%

TOTAL REVENUE	$17,183	100.0%	$22,318	100.0%	(5,135)	-23.0%
TOTAL GROSS PROFIT (NET REVENUE)	$6,730	39.2%	$7,560	33.9%	(830)	-11.0%

Even as the domestic gross profit margin (gross profit as a percentage of gross revenue) improved to 39.4% in the third quarter of 2009 as compared to 33.3% for the comparable period in 2008, the gross profit declined 10.1% due to the decrease in gross revenue. The improved gross profit margin is the combined results of numerous initiatives to reduce transportation costs. These initiatives include, traveling fewer miles, increasing the use of intermodal transportation, and increasing our pool of carriers as we look for lower rates per lane.  Paid-for miles traveled by both purchased carrier transportation and Company driver-tractor units declined 10.9%. Intermodal transportation continues to increase, growing from 8.0% to 10.6% of domestic pool distribution tonnage for comparable third quarter periods.  Intermodal transportation is approximately 30% less expensive than road transportation in the transportation lanes where it is used. In addition, the third quarter of 2009 gross profit margin of 39.4% improved from the 36.6% gross profit margin achieved in the second quarter of 2009, as much of the new domestic business obtain during the year is now integrated into our distribution center network creating additional transportation efficiencies.

International gross profit margins improved to 38.20% in the third quarter of 2009 as compared to 36.6% for the comparable period in 2008.  Gross profit declined 14.5% due to the decrease in gross revenue discussed above.  The improved gross profit margin is the result of reduced transportation expense, the change in the commodity mix and efficiencies in distribution and handling procedures.

Selling, Operating and Administrative Expenses. The three tables below (Company wide, domestic and international) summarize selling, operating and administrative expenses (dollars in thousands) for third quarter of 2009 and 2008, combining the operational costs of the CGI with the public company costs of CHI (dollars in thousands).

Clark Holding Inc- OSGA Breakdown YTD 2009 Vs YTD 2008	CGI COSTS	CHI COSTS	TOTAL COSTS	CGI COSTS	CHI COSTS	TOTAL CHI COSTS
TOTAL	For 13 Weeks Ending			For 13 Weeks Ending
	October 3, 2009	October 3, 2009	October 3, 2009	September 27, 2008	September 27, 2008	September 27, 2008
SALARIES AND WAGES	3,057	76	3,133	3,099	22	3,121
GROUP INSURANCE	400	-	400	429	-	429
PROFIT SHARING	52	-	52	103	-	103
WORKERS COMPENSATION	42	-	42	33	-	33
	3,551	76	3,627	3,664	22	3,686

PACKAGING,OFFICE,COMPUTER SUPPLIES	288	0	288	421	-	421
OCCUPANCY EXPENSES	709	-	709	723	-	723
INSURANCE	34	27	61	41	27	68
CARGO LOSS & DAMAGE	9	-	9	27	-	27
OTHER OSGA (A)	625	674	1,299	759	402	1,161
	1,665	701	2,366	1,971	429	2,400
	5,216	777	5,993	5,635	451	6,086

Personnel expense to gross revenue	20.7%	0.4%	21.1%	16.0%	0.5%	16.5%
All other OSGA to gross revenue	9.7%	4.1%	13.8%	8.8%	1.9%	10.8%
Total OSGA to gross revenue	30.4%	4.5%	34.9%	24.8%	2.4%	27.3%

(A) Other OSGA consists of repairs and maintenance, travel expenses, dues and subscriptions, warehouse equipment rentals, licenses, non-cash compensation, legal and professional fees.

Clark Holding Inc- OSGA Breakdown YTD 2009 Vs YTD 2008	CGI COSTS	CHI COSTS	TOTAL COSTS	CGI COSTS	CHI COSTS	TOTAL COSTS
DOMESTIC	For 13 Weeks Ending			For 13 Weeks Ending
	October 3, 2009	October 3, 2009	October 3, 2009	September 27, 2008	September 27, 2008	September 27, 2008
SALARIES AND WAGES	2,397	76	2,473	2,449	22	2,471
GROUP INSURANCE	321	-	321	315	-	315
PROFIT SHARING	41	-	41	77	-	77
WORKERS COMPENSATION	35	-	35	28	-	28
	2,793	76	2,870	2,869	22	2,891

PACKAGING,OFFICE,COMPUTER SUPPLIES	234	0	234	295	-	295
OCCUPANCY EXPENSES	519	-	519	531	-	531
INSURANCE	19	27	46	14	27	41
CARGO LOSS & DAMAGE	9	-	9	24	-	24
OTHER OSGA (A)	424	674	1,098	610	402	1,012
	1,205	701	1,906	1,474	429	1,903
	3,999	777	4,776	4,343	451	4,794

Personnel expense to gross revenue	20.2%	0.6%	20.7%	15.2%	0.6%	15.8%
All other OSGA to gross revenue	8.7%	5.1%	13.8%	8.1%	2.4%	10.4%
Total OSGA to gross revenue	28.9%	5.7%	34.5%	23.3%	3.0%	26.2%

(A) Other OSGA consists of repairs and maintenance, travel expenses, dues and subscriptions, warehouse equipment rentals, licenses, non-cash compensation, legal and professional fees

Clark Holding Inc- OSGA Breakdown YTD 2009 Vs YTD 2008	CGI COSTS	CHI COSTS	TOTAL COSTS	CGI COSTS	CHI COSTS	TOTAL COSTS
INTERNATIONAL	For 13 Weeks Ending			For 13 Weeks Ending
	October 3, 2009	October 3, 2009	October 3, 2009	September 27, 2008	September 27, 2008	September 27, 2008
SALARIES AND WAGES	660	-	660	650	-	650
GROUP INSURANCE	79	-	79	114	-	114
PROFIT SHARING	12	-	12	26	-	26
WORKERS COMPENSATION	7	-	7	5	-	5
	758	-	758	795	-	795

PACKAGING,OFFICE,COMPUTER SUPPLIES	54	-	54	126	-	126
OCCUPANCY EXPENSES	190	-	190	193	-	193
INSURANCE	16	-	16	27	-	27
CARGO LOSS & DAMAGE	-	-	-	3	-	3
OTHER OSGA (A)	201	-	201	148	-	148
	459	-	459	497	-	497
	1,217	-	1,217	1,292	-	1,292

Personnel expense to gross revenue	22.7%	0.0%	22.7%	19.5%	0.0%	19.5%
All other OSGA to gross revenue	13.8%	0.0%	13.8%	12.2%	0.0%	12.2%
Total OSGA to gross revenue	36.5%	0.0%	36.5%	31.7%	0.0%	31.7%

(A) Other OSGA consists of repairs and maintenance, travel expenses, dues and subscriptions, warehouse equipment rentals, licenses, non-cash compensation, legal and professional fees.

Company-Wide – Selling, operating, and administrative expenses for the 13 weeks ended October 3, 2009 decreased 1.6% to $6.0 million versus  $6.1 million for the third quarter of  2008.  For the 13 weeks ended October 3, 2009, these expenses decreased by 13.0%, or $0.9 million, to $6.0 million from $6.9 million for the 13 weeks ended July 4, 2009.  This significant reduction of expenses was associated with a plan implemented by the Company to increase its profits through increases in product sales, and reductions in costs through reductions in force, wage reductions and wage freezes, the elimination of all non-essential other expenses, and the slowdown and/or the suspension of capital expenditures for the remainder of the year.  This plan resulted in the Company generating net income of $134,000 in the third quarter, versus a net loss of ($751,000) in the second quarter of 2009.  These cost reductions mentioned above decreased the annual payroll by $2.4 million and total cost initiatives through out the Company have resulted in a reduction of cost of over $4.0 million on an annualized basis.

Personnel expense decreased 2.7%, or $0.1 million, to $3.6 million in the third quarter of 2009 as compared to the third quarter of 2008.  For quarter over quarter, personnel expense decreased by 12.2% or $0.5 million from $4.1 million for the second quarter of 2009 to $3.6 million for the third quarter of 2009.  Personnel expense as a percentage of gross revenue was 20.1% for the third quarter of 2009 versus 24.9% in the second quarter of 2009.  This significant reduction from the second to the third quarter is due to management completing a series of cost restructurings including reductions in force, wage freezes and wage reductions that resulted in reducing the annual payroll by $2.4 million per year.  In addition, management significantly reduced capital expenditure budgets and has several ongoing initiatives to further reduce the cost base in the fourth quarter and going forward and to improve free cash flow generation.

Other selling, operating, and administrative expenses were substantially the same in the third quarter of 2009 compared to the third quarter of 2008.  For the third quarter of 2009 versus the second quarter of 2009, other selling, operating and administrative expenses decreased by 14.3% or $0.4 million to $2.4 million.  These decreases are due to the series of cost restructuring plans implemented by management at the end of the second quarter of 2009.

By Segment – Domestic selling, operating and administrative expenses were substantially the same in the third quarter of 2009 compared to the third quarter of 2008.  Domestic selling, operating and administrative expenses decreased 15.8% or $0.9 million to $4.8 million in the third quarter of 2009 versus the second quarter of 2009.  This decrease is due to the cost restructuring plans implemented by management at the end of the second quarter 2009.  International selling, operational, and administrative expenses decreased 6.2% in the third quarter of 2009 compared to the third quarter of 2008.  Improved efficiencies in the distribution centers and “other OSGA” together were offset by increases in sales related salary and wages.

Results of Operations

For 39 Weeks ended October 3, 2009 Compared to 39 Weeks ended September 27, 2008

We sometimes refer to the 39 weeks ended October 3, 2009 and the 39 week ended September 27, 2008 as the first 39 weeks of 2009 and the first 39 weeks of 2008, respectively.  The results of operations for the 39 weeks ended September 27, 2008, except where otherwise indicated, include the results of the acquired company, CGI, as if it was owned and operated during the entire period for the purpose of comparing the performance of the underlying business.  Prior to the acquisition of CGI on February 12, 2008, the Company was a “blank check” company and did not have any results from operations.

Revenues.  The following table summarizes the Company’s revenue by business segment (i.e., domestic versus international in thousands of dollars) for the 39 weeks ended October 3, 2009 versus the 39 weeks ended September 27, 2008.

	For 39 Weeks Ending
	CHI	CHI
	10/03/09	09/27/08	% Change
Domestic	42,310	51,912	-18.5%
International	8,807	10,918	-19.3%
Gross Revenue	51,117	62,830	-18.6%

The following table shows certain items in the consolidated statements of operations as a percentage of revenue for the 39 weeks ended October 3, 2009 compare to the 39 weeks ended September 27, 2008:

	For 39 Weeks Ending
	10/03/09	09/27/08
	CHI	CHI
	2009	2008
Gross Revenue	100.0%	100.0%
Freight Expense	62.6%	64.8%
Gross Profit (Net Revenue)	37.4%	35.2%
Depreciation and Amortization	2.5%	2.7%
Selling, Operating & Administrative Exp	38.0%	28.6%
Income from Operations	-3.1%	3.9%

In reviewing operations for the first 39 weeks of 2009 compared to the first 39 weeks of 2008, revenue decreased by 18.5% for the first 39 weeks of 2009 as compared to the first 39 weeks of 2008. The sharp drop in oil prices during the first 39 weeks of 2009 compared to the comparable period in 2008 resulted in a decrease in fuel surcharge invoicing and is primarily responsible for most of the 18.5% decline in domestic revenue.  During the month of February 2009, there was an approximate 4-week disruption in the supply chain as two of the four major magazine wholesalers were in a pricing dispute with our publisher customers, significantly reducing the number of copies shipped to retail during this period of time. This situation resulted in one of the disputing wholesalers suspending operations and the remaining wholesalers deciding to service their retail territories. By the third quarter, the magazine supply chain had returned to normal and was being supported by the remaining wholesalers. In addition, the weight transported decreased 5.2% as a result of a 27.2% drop in advertising pages for the first 39-weeks of 2009 as compared to the first 39-weeks of 2008, substantially offset by the addition of new business.

The decrease in international gross revenues during the first 39 weeks of 2009 was attributable to a 23.0% decrease in tonnage along with a change in the product mix between air freight and ocean freight revenue.   The reductions reflect fewer orders for U.S. magazines and books by CHI’s international customers, along with a reduction in advertising pages in the comparable period.

Seasonality of Revenues. While CHI’s revenues are generally not seasonal (as each quarter’s revenue approximates 25% of annual revenues), there may be on occasion special events (e.g. an historical or celebrity event or death of a celebrity or other public figure) or a publisher’s release of a new publication that favorably impact tonnage and resulting revenues in a particular quarter.

Gross Profit (Net Revenue). The Company’s gross profit (net revenue) decreased by $3.0 million (due to a decrease of $11.7 million in gross revenue), with gross profit (net revenue) in the domestic segment decreasing by $2.3 million and gross profit (net revenue) in the international segment decreasing by $0.681 million.  The Company’s gross profit (net revenue) margin in both the domestic and international segments increased in the first 39 weeks of 2009 compared to the first 39 weeks of 2008.  The following table summarizes gross profit (net revenue) and their respective margins (dollars in thousands):

	For 39 Weeks Ended		For 39 Weeks Ended		Change
	07/04/09		06/28/08		Dollar	%
GROSS REVENUE DOMESTIC	$42,310	100.0%	$51,912	100.0%	$(9,602)	-18.5%

PURCHASED TRANSPORTATION	19,924	47.1%	25,154	48.5%	(5,230)	-20.8%
OTHER TRANSPORTATION EXPENSE
PERSONNEL AND RELATED	2,943	7.0%	3,286	6.3%	(343)	-10.4%
INSURANCE	405	1.0%	398	0.8%	7	1.9%
TRACTOR RENTALS AND MAINTENANCE	1,685	4.0%	1,796	3.5%	(111)	-6.2%
FUEL	1,450	3.4%	2,944	5.7%	(1,494)	-50.8%
TRAVEL EXPENSE	212	0.5%	198	0.4%	14	6.8%
OTHER	44	0.1%	174	0.3%	(130)	-74.7%
TOTAL FREIGHT EXPENSE DOMESTIC	26,663	63.0%	33,950	65.4%	(7,287)	-21.5%

GROSS PROFIT (NET REVENUE) DOMESTIC	15,647	37.0%	17,962	34.6%	(2,315)	-12.9%

GROSS REVENUE INTERNATIONAL	8,807	100.0%	10,918	100.0%	(2,111)	-19.3%
FREIGHT EXPENSE	5,348	60.7%	6,778	62.1%	(1,430)	-21.1%
GROSS PROFIT (NET REVENUE) INTERNATIONAL	3,459	39.3%	4,140	37.9%	(681)	-16.4%

TOTAL REVENUE	$51,117	100.0%	$62,830	100.0%	(11,713)	-18.6%
TOTAL GROSS PROFIT (NET REVENUE)	$19,106	37.4%	$22,102	35.2%	(2,996)	-13.6%

Even as the Domestic gross profit margin (gross profit as a percentage of gross revenue) improved to 37.0% in the first 39 weeks of 2009 as compared to 34.6% for the comparable period in 2008, the gross profit declined 12.9% due to the decrease in gross revenue. The improved gross profit margin is the combined results of numerous initiatives to reduce transportation costs. These initiatives include, traveling fewer miles, increasing the use of intermodal transportation, and increasing our pool of carriers as we look for lower rates per lane.  Paid-for miles traveled by both purchased carrier transportation and Company driver-tractor units declined 9.7%. Intermodal transportation increased, growing from 6.4% to 9.0% of domestic pool distribution tonnage for comparable 39-week periods.  Intermodal transportation is approximately 30% less expensive than road transportation in the transportation lanes where it is used.

International gross profit margin improved to 39.3% in the first 39 weeks of 2009 as compared to 37.9% for the comparable period in 2008.  Gross profit declined 16.5% due to the decrease in gross revenue.  The improved gross profit (net revenue) margin is the combined result of reduced transportation expenses, the change in the commodity mix and efficencies in distribution and handling procedures.

Selling, Operating and Administrative Expenses. The following three tables  (Company wide, domestic and international) summarize selling, operating and administrative expenses (dollars in thousands) for the 39 weeks ended October 3, 2009 and July 28, 2008, respectively, combining the operational costs of the CGI with the public company costs of CHI  (dollars in thousands):

Clark Holding Inc- OSGA Breakdown
YTD 2009 Vs YTD 2008

	CGI COSTS	CHI COSTS	TOTAL COSTS	CGI COSTS	CHI COSTS	TOTAL COSTS
TOTAL	For 39 Weeks Ending			For 39 Weeks Ending
	October 3, 2009	October 3, 2009	October 3, 2009	September 27, 2008	September 27, 2008	September 27, 2008
SALARIES AND WAGES	10,201	215	10,416	9,429	91	9,520
GROUP INSURANCE	867	-	867	965	13	978
PROFIT SHARING	161	-	161	207	-	207
WORKERS COMPENSATION	123	-	123	100	-	100
	11,352	215	11,567	10,701	104	10,805

PACKAGING,OFFICE,COMPUTER SUPPLIES	673	0	673	792	-	792
OCCUPANCY EXPENSES	2,240	-	2,240	2,246	15	2,261
INSURANCE	102	79	181	108	68	176
CARGO LOSS & DAMAGE	67	-	67	73	-	73
OTHER OSGA (A)	3,062	1,620	4,682	2,696	1,178	3,874
	6,144	1,699	7,843	5,915	1,261	7,176

	17,496	1,914	19,410	16,616	1,365	17,981

Personnel expense to gross revenue	22.2%	0.4%	22.6%	16.6%	0.6%	17.2%
All other OSGA to gross revenue	12.0%	3.3%	15.3%	9.4%	2.0%	11.4%
Total OSGA to gross revenue	34.2%	3.7%	37.9%	26.0%	2.6%	28.6%

(A)	Other OSGA consists of repairs and maintenance, travel expenses, dues and subscriptions, warehouse equipment rentals, licenses, non-cash compensation, legal and professional fees.

Clark Holding Inc- OSGA Breakdown YTD 2009 Vs YTD 2008	CGI COSTS	CHI COSTS	TOTAL COSTS	CGI COSTS	CHI COSTS	TOTAL COSTS
DOMESTIC	For 39 Weeks Ending			For 39 Weeks Ending
	October 3, 2009	October 3, 2009	October 3, 2009	September 27, 2008	September 27, 2008	September 27, 2008
SALARIES AND WAGES	8,107	215	8,322	7,412	91	7,503
GROUP INSURANCE	685	-	685	707	13	720
PROFIT SHARING	124	-	124	156	-	156
WORKERS COMPENSATION	98	-	98	85	-	85
	9,014	215	9,229	8,360	104	8,464

PACKAGING,OFFICE,COMPUTER SUPPLIES	493	0	493	493	-	493
OCCUPANCY EXPENSES	1,628	-	1,628	1,633	15	1,648
INSURANCE	54	79	133	54	68	122
CARGO LOSS & DAMAGE	52	-	52	56	-	56
OTHER OSGA (A)	2,492	1,620	4,112	2,193	1,178	3,371
	4,719	1,699	6,418	4,429	1,261	5,690
	13,733	1,914	15,647	12,789	1,365	14,154

Personnel expense to gross revenue	21.3%	0.5%	21.8%	15.6%	0.7%	16.3%
All other OSGA to gross revenue	11.2%	4.0%	15.2%	8.5%	2.4%	11.0%
Total OSGA to gross revenue	32.5%	4.5%	37.0%	24.1%	3.1%	27.3%

Clark Holding Inc- OSGA Breakdown YTD 2009 Vs YTD 2008	CGI COSTS	CHI COSTS	TOTAL COSTS	CGI COSTS	CHI COSTS	TOTAL COSTS
INTERNATIONAL	For 39 Weeks Ended			For 39 Weeks Ended
	October 3, 2009	October 3, 2009	October 3, 2009	September 27, 2008	September 27, 2008	September 27, 2008
SALARIES AND WAGES	2,093	-	2,093	2,017	-	2,017
GROUP INSURANCE	183	-	183	258	-	258
PROFIT SHARING	37	-	37	51	-	51
WORKERS COMPENSATION	25	-	25	15	-	15
	2,338	-	2,338	2,341	-	2,341

PACKAGING,OFFICE,COMPUTER SUPPLIES	179	-	179	299	-	299
OCCUPANCY EXPENSES	612	-	612	613	-	613
INSURANCE	48	-	48	54	-	54
CARGO LOSS & DAMAGE	16	-	16	17	-	17
OTHER OSGA (A)	570	-	570	503	-	503
	1,425	-	1,425	1,486	-	1,486
	3,763	-	3,763	3,827	-	3,827

Personnel expense to gross revenue	26.6%	0.0%	26.6%	21.4%	0.0%	21.4%
All other OSGA to gross revenue	16.2%	0.0%	16.2%	13.6%	0.0%	13.6%
Total OSGA to gross revenue	42.8%	0.0%	42.8%	35.0%	0.0%	35.0%

(A)	Other OSGA consists of repairs and maintenance, travel expenses, dues and subscriptions, warehouse equipment rentals, licenses, non-cash compensation, legal and professional fees.

Company-Wide - Selling, operating, and administrative expenses for the first 39 weeks of 2009 increased 7.8% to $19.4 million compared to the first 39 weeks of  2008.  The increase had been 12.6% for the first half of 2009 versus the first half of 2008. The increase in selling, operating and administrative expense, which primarily occurred during the first 26 weeks of 2009, is due primarily to $0.4 million of severance expense, $0.4 million of additional expenses associated to new sales, information technology and accounting personnel, $0.2 million charge associated with the shut down of the Amarillo distribution center, $0.4 million charge relating to costs associated arbitrating the Escrow Claim, $0.2 million charge relating to additional bank fees and cost associated with amending the credit facility, $0.2 million increase in other OSGA associated with information technology consultants, offset by $0.4 million of cost reductions that were implemented during the third quarter of 2009.

Personnel expense increased 7.4% or $0.8 million to $11.6 million in the first 39 weeks of 2009 as compared to the first 39 weeks of 2008. These increases, which occurred during the first 26 weeks of 2009, is due primarily to $0.4 million of severance expense and $0.4 million of additional expenses associated to new sales, information technology and administrative personnel.  The Company added 6.5 domestic full time equivalent domestic national/regional based sales personnel necessary to support the domestic revenue growth strategy and added 4 information technology personnelrofessionals to improve our IT systems.  Personnel expense as a percentage of gross revenue was 22.6% in the first 39 weeks of 2009 versus 23.4% in the first 26 weeks of 2009.  Personnel expense as a percentage of gross revenue was 22.6% in the first 39 weeks of 2009 versus 16.6% for the first 39 weeks of 2008.  The decrease in gross revenue of $11.7 million in the first 39 weeks of 2009 compared to the first 39 weeks of 2008, with the 7.4 % increase of personnel expense in the comparable periods caused the significant increase as a percentage of gross revenue.  At the end of the second quarter, management completed a series of cost restructurings including a reduction in force, wage freezes and wage reductions that reduced the annual payroll by $2.4 million per year.  In addition, management substantially reduced capital expenditure budgets and has several ongoing initiatives to further reduce the cost base in the fourth quarter going forward and improve free cash flow generation.

Other selling, operating and administrative expenses increased 7.8% to $7.8 million in the first 39 weeks of 2009 compared to $7.2 million in the first 39 weeks of 2008.  The percentage increase had been 14.6% to $5.5 million for the first 26 weeks of 2009 compared to $4.8 million in the first 26 weeks of 2008. These increases, which primarily occurred during the first half of 2009,  were the result of an additional $0.2 million charge associated with the shutdown of the Amarillo distribution center, $0.4 million charge relating to costs associated with the arbitrating the Escrow Claim, a $0.2 million charge relating to additional bank fees and cost associated with amending the credit facility and $0.2 million charge for information technology consultants, offset by $0.4 of cost reductions pursuant to the cost restructuring plan implemented by management at the end of the second quarter of 2009.

By Segment – Domestic selling, operating and administrative expenses increased 9.9% to $15.6 million in the first 39 weeks of 2009 from $14.2 million in the comparable period in 2008. The increase had been 16.0% for the first half of 2009 compared to the first half of 2008. The increase in domestic selling, operating and administrative expense is due primarily to $0.3 million of non-recurring severance expense, $0.4 million of additional expenses associated with the addition of 6.5 domestic full time equivalent regional/national based sales personnel necessary to support the domestic revenue growth strategy and the addition of 4 information technology personnel, a $0.2 million non-recurring charge associated with the shutdown of  the Amarillo distribution center, a $0.4 million non-recurring charge relating to costs associated with arbitrating the Escrow Claim, a $0.2 million non-recurring charge relating to additional bank fees and cost associated with amending the credit facility, $0.2 million increase in other OSGA associated with consultants, offset by $0.3 in cost reductions. International selling, operational and administrative expenses were relatively flat in the 39 weeks of 2009 versus the comparable period in 2008.  Any increase in international costs from the $0.1 million non-recurring severance payment made to a former employee and the addition of five sales personnel necessary to support the strategic growth plans of the Company were equally offset by higher productivity at the distribution centers.

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

Simultaneously with the Acquisition, the Company, as borrower, entered the Credit Agreement.  Pursuant to the Credit Agreement, as amended through April 17, 2009, the lenders made a financing commitment of up $7,700,000, consisting of a term loan commitment of $4,700,000 and a revolving loan commitment of up to $3,000,000, which the Company and its subsidiaries could use for working capital, with a $2,000,000 sublimit for letters of credit.  The Company’s borrowings under the revolving loan could at no time exceed the sum of the Company’s borrowing base (as defined in the Credit Agreement) plus its cash collateralized letters of credit less the amount of the outstanding term loan.  The interest rate charged under the facility was 4.00% over LIBOR or 2.50% over the prime interest rate, as applicable. The non-use fee was 0.675% per year and the fee for letters of credit was 1.75%.

The Company was not in compliance with certain of the financial covenants contained in the Credit Agreement during the second quarter of 2009 and for the July and August period ends. The Company’s ratio of permitted senior debt to EBITDA (each as calculated pursuant to the Credit Agreement) exceeded the maximum of 2.00 to 1.00; the Company’s fixed charge coverage ratio (as calculated pursuant to the Credit Agreement) was less than 1.25 to 1.00; and the Company’s ratio of permitted total debt to EBITDA (each as calculated pursuant to the Credit Agreement) exceeded the maximum of 2.50 to 1.00. In addition, the Company permitted bank deposits in an aggregate amount in excess of $350,000 to be maintained with institutions other than the Bank during such periods. These occurrences constituted events of default under the Credit Agreement. As a consequence of these events of default, the interest due and payable under the credit facility was increased by 6% over what would otherwise be payable with respect to the loans.

Accordingly, as of September 15, 2009, the Company entered into the Amendment to the Credit Agreement.  Under the terms of the Amendment, the bank, as administrative agent and as the sole lender under the Credit Agreement, agreed to forbear from exercising its rights and remedies under the Credit Agreement arising out of the aforementioned events of default for the period commencing on September 15, 2009 and ending on February 28, 2010 (or earlier upon the occurrence of, among other things, an event of default other than the aforementioned events of default). The Company is in compliance with the Credit Agreement and the Amendment as of October 3, 2009.

The Company and the Bank also agreed to certain amendments to the Credit Agreement, including, among other things, the following: (1) the lenders are not obligated to make revolving loans or issue letters of credit in excess of $2,218,000 in the aggregate; (2) the term loan maturity date and the termination date of the lenders’ commitment to make loans will be no later than February 28, 2010; (3) the definition of the Borrowing Base set forth in the Credit Agreement was changed to exclude Cash Equivalent Investments (as defined in the Credit Agreement) pledged to secure letters of credit; (4) during the forbearance period, in lieu of the financial covenants relating to senior debt to EBITDA ratio, fixed charge coverage ratio, total debt to EBITDA ratio and tangible net worth, the Company agreed that (i) it will not permit its cumulative EBITDA to be less than a specified amount for each fiscal month from July 2009 to January 2010 (“Cumulative EBITDA Targets”) and (ii) it will not permit its fixed coverage ratio to be less than 1.25 for the fiscal quarter ending closest September 30, 2009 or less than 2.50 for the ensuing fiscal quarter; (5) the Company agreed to repay the term loan by an amount equal to 15% of the amount by which its cumulative EBITDA exceeds the Cumulative EBITDA Targets, beginning with the July 2009 fiscal month; (6) letters of credit issued by the lenders under the Credit Agreement must be supported by a pledge to the administrative agent of a certificate of deposit or other acceptable collateral in an amount equal to the stated amount of all letters of credit. The Amendment did not change the interest rate charged under the facility, the non-use fee or the fee for letters of credit.

As shown in the accompanying financial statements, the Company incurred a net loss of $1,048,000 for the 39 weeks ended October 3, 2009, and a net income of $134,000 for the 13 weeks ended October 3, 2009. Since the Company’s credit facility will mature on February 28, 2010, and there can be no assurance that the Company will be able to restructure the existing bank debt terms or secure new financing from another financial institution, the Company has classified all of the bank debt outstanding at October 3, 2009 of $3,313,279 as a current liability, resulting in negative working capital of $1,460,000 as of October 3, 2009.  If the Company is unable to secure a new credit facility by February 28, 2010, the Bank could seek to foreclose on its security interests in our assets and those of our subsidiaries. Alternatively, the Bank could exercise the other rights and remedies available to it under the Credit Agreement. While the Company does not expect the Bank to do so, such actions would materially and negatively impact the liquidity, results of operations and financial condition of the Company.  The uncertainty that the Company faces regarding its continued bank financing creates an uncertainty about the Company’s ability to continue as a going concern.

The Company experienced significant improvement in its results of operations during the third quarter of 2009 compared to the second quarter of 2009.  Management of the Company implemented a plan to increase its profits through increases in product sales, the reductions in costs through personnel reduction in forces, wage reductions and wage freezes, the elimination of all non-essential other expenses, and the slowdown and/or the suspension of capital expenditures for the remainder of the year.  This plan resulted in the Company generating net income of $134,000 in the third quarter, versus a net loss of ($751,000) in the second quarter of 2009.  The cost reductions mentioned above decreased the annual payroll by $2.4 million and total cost initiatives have resulted in a reduction of cost of over $4.0 million on an annualized basis.

The Company is in discussions with several financial institutions to provide a new credit facility.  Based in part on these discussions, management expects to secure a new credit facility before February 28, 2010, although there can be no assurance that the Company's efforts will be successful or that the Company will achieve its objectives on terms that are acceptable to the Company. The ability of the Company to continue as a going concern is dependent upon its ability to secure a new credit facility from another financial institution or extend the term of its existing credit facility past February 28, 2010 with it current lender and continued success in planned cost reductions to increase net income and generate positive cash flow.  These financial statements included here in do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of October 3, 2009, the outstanding term loan balance was $3,313,279 and the outstanding revolving loan balance was $0.  The Company was in compliance with its financial covenants associated with its credit facility at October 3, 2009.

The amortization of the identifiable intangibles is a $1,413,000 charge per year for financial statement purposes.  This amortization is not deductible for tax purposes.  Consequently, our future outlays for income taxes are expected to exceed our income tax expense by approximately $565,000 per year assuming a 40% effective tax rate.

In October 2008, the Company signed a software and equipment agreement with an IBM services partner to implement a new accounting and operational software (ERP) package.  Simultaneously, the Company is also updating and making selective improvements to its infrastructure to support compliance with regulatory requirements and to accommodate the new application suite.  These projects will be funded through a combination of internally generated cash flow, and operating and /or capital leases.  This project has been suspended for the remainder of 2009 and will resume during the 1st half of 2010.

Cash Flows

The following table summarizes our historical cash flows:

	39 Weeks Ended
	(In thousands)
	October 3, 2009	September 27, 2008
Cash (used in) provided by operating activities	$(141)	$1,719
Cash (used in) provided by investing activities	$(994)	$11,820
Cash (used in) financing activities	$(947)	$(10,280)

The discussion of our cash flows that follows is based on our historical cash flows for the 39  weeks ended October 3, 2009 and September 27, 2008.  The majority of the changes the 39 weeks ended September 27, 2008 are the result of the Acquisition which occurred on February 12, 2008.

Cash Flow from Operating Activities. Net cash used  by operating activities for the 39 weeks ended October 3, 2009  was $0.1 million versus Net cash provided by operations for the 39 weeks ended September 27, 2008 was $1.7 million.   The decrease in 2009 cash flow from operations was primarily due to the decline in business.

Cash Flow from Investing Activities. Net cash used in investing activities for the 39 weeks ended October 3, 2009 was $1.0 million associated with capital expenditures for the period.  During the 39 weeks ended September 27, 2008, net cash provided by investing activities increased by $11.8 million.  This was associated with the acquisition of CGI, where there was an $88.4 million increase in cash provided by the release of cash from the trust fund and a $0.2 million increase in funds associated with the release of funds from escrow, offset by a $74.6 million decrease associated with the purchase price of the Acquisition and $2.2 million decrease associated with paying underwriter expenses.

Cash Flow from Financing Activities. Net cash used in financing activities for the 39 weeks ended October 3, 2009 was $1.0  million, which was due to four amortization payments for the term loan with the Bank.  Net cash used in financing activities for the 39 weeks ended September 27, 2008 was $10.3 million. The net cash used in the financing activities resulted from net borrowing of $4.7 million under the credit facility, borrowing of $0.1 million from related parties, offset by the repayments to related parties of $0.5 million, $0.2 million payment due to one amortization payment for the term loan and $14.4 million in payments to shareholders who choose to convert their shares as part of the Acquisition.

Disclosures About Contractual Obligations. CHI has non-cancelable operating leases, primarily for real property and principal repayments associated with the senior credit facility.  The leases require CHI to pay maintenance, insurance and other operating expenses.

	(Thousands)
	Payments due by period
		Less than			More than
Contractual Obligations:	TOTAL	1 year	1-3 years	3-5 years	5 years
Operating leases (1)	7,889	2,393	3,887	1,609	-
ERP Systems	416	103	218	95
Subtotal	8,305	2,496	4,105	1,704	-
Long Term Debt	3,313	3,313	-	-	-
Total	11,618	5,809	4,105	1,704	-

(1)	Excludes payments of maintenance, insurance and other operating expenses associated with the lease agreements. These amounts did not represent a significant portion of CHI’s lease obligations in 2009.

CHI had $1.8 million of cash and cash equivalents at October 3, 2009

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 3, 2009.  Based upon their evaluation, they concluded that our disclosure controls and procedures were effective, except to the extent those controls and procedures were affected by the material weakness identified in our internal control over financial reporting, as set forth in our 2008 Form 10-K.

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

In our 2008 Form 10-K for the fiscal year ended January 3, 2009, we identified a material weakness in our internal control over financial reporting.  During the fiscal quarter to which this report relates, in connection with remedying such material weakness, the following changes were made in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

•
We have hired, and expect  to will continue to hire, additional personnel with technical knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S. GAAP requirements.

•
Where necessary, we  expect to will supplement personnel with qualified external advisors. We have retained senior level and highly qualified personnel from well known firms with strong training and experience to advise and consult in specific areas of focus and remediation.

•
A new financial system and software have been acquired and is expected to be operational are in the process of being implemented, and will be operational in fiscal year 2010. This system and software have been and are currently used in many public companies, have a global presence and provide off the shelf capabilities and features that reduce the complexity and intricacy of designing and developing accounting and reporting controls and capabilities, thus accelerating the implementation.  This project has been suspended for the remainder of 2009.

•
Through the acquisition of The Clark Group, Inc. on February 12, 2008, and aggressive recruiting, the Company has hired additional resources with expertise in the selection and application of generally accepted accounting principles commensurate with their financial reporting requirements.

•
The information technology department, in conjunction with our management and external consultants, has developed a specific f a framework for that is guiding the scoping and initiation of a series of projects and initiatives targeting specific remediation activities and change management issues relating to the the material weakness and improving our capabilities to manage data, systems and software.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors during the fiscal quarter ended October 3, 2009 from those previously disclosed in our 2008 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

The Company was not in compliance with certain of the financial covenants contained in the Credit Agreement during the second quarter of 2009 and for the July and August period ends. The Company’s ratio of permitted senior debt to EBITDA (each as calculated pursuant to the Credit Agreement) exceeded the maximum of 2.00 to 1.00; the Company’s fixed charge coverage ratio (as calculated pursuant to the Credit Agreement) was less than 1.25 to 1.00; and the Company’s ratio of permitted total debt to EBITDA (each as calculated pursuant to the Credit Agreement) exceeded the maximum of 2.50 to 1.00. In addition, the Company permitted bank deposits in an aggregate amount in excess of $350,000 to be maintained with institutions other than the Bank during such periods. These occurrences constituted events of default under the Credit Agreement. As a consequence of these events of default, the interest due and payable under the credit facility was increased by 6% over what would otherwise be payable with respect to the loans.

Accordingly, as of September 15, 2009, the Company entered into the Amendment to the Credit Agreement.  Under the terms of the Amendment, the Bank, as administrative agent and as the sole lender under the Credit Agreement, agreed to forbear from exercising its rights and remedies under the Credit Agreement arising out of the aforementioned events of default for the period commencing on September 15, 2009 and ending on February 28, 2010 (or earlier upon the occurrence of, among other things, an event of default other than the aforementioned events of default).  The Amendment is more fully described in Item Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

CLARK HOLDINGS INC.

Date: November 17, 2009	/s/ Gregory E. Burns
Gregory E. Burns
Chief Executive Officer
(Principal Executive Officer)

Date: November 17, 2009	/s/ Stephen Spritzer
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