Form 10-K
period 2010-01-02
Clark Holdings Inc.
filed 2010-04-19
CIK 1338401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 2, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number
1-32735

CLARK HOLDINGS INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-2089172
(State of Incorporation)	(I.R.S. Employer Identification Number)

121 New York Avenue Trenton, New Jersey	08638
(Address of Principal Executive Offices)	(Zip Code)

(609) 396-1100
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units consisting of one share of Common Stock, par value $.0001 per share, and one Warrant	NYSE Amex
Common Stock, $.0001 par value per share	NYSE Amex
Warrants to purchase shares of Common Stock	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 2, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4,346,401.

As of April 12, 2010, there were 12,032,193 shares of Common Stock, $.0001 par value per share, outstanding.

Documents Incorporated by Reference: Definitive Proxy Statement on Schedule 14A for the registrant’s 2009 annual meeting, to be filed within 120 days of January 2, 2010.

CLARK HOLDINGS INC.

FORM 10-K

TABLE OF CONTENTS

[This page intentionally left blank.]

PART I

ITEM 1. BUSINESS

Our Business Prior to the Acquisition

Clark Holdings Inc.(formerly known as Global Logistics Acquisition Corporation) was formed as a blank check company on September 1, 2005 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the transportation and logistics sector and related industries. References herein to “Holdings,” “CHI” and the “Company” and to “we,” “us” or “our” refer to the Clark Holdings Inc. and, where the context requires, its subsidiaries.

On February 21, 2006, we closed our initial public offering (“IPO”) of 10,000,000 units, with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $6.00 per share.  Concurrently with the closing of the IPO, our initial stockholders collectively purchased 2,272,727 warrants (“Private Warrants”). The Private Warrants were sold at an offering price of $1.10 per warrant, generating gross proceeds of $2,500,000.  On March 1, 2006, we closed on the sale of an additional 1,000,000 units which were subject to an over-allotment option.  The units from the IPO (including the over-allotment option) were sold at an offering price of $8.00 per unit, generating total gross proceeds of $88,000,000.  After deducting underwriting discounts and commissions and offering expenses, the total net proceeds to us from the offering (including the over-allotment option) were $80,997,000, of which $79,340,000 (plus the $2,500,000 from the sale of the Private Warrants) was deposited into a trust account (“Trust Account”).  The remaining proceeds of $1,657,000 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.  The funds held in the Trust Account were not to be released until the consummation of an initial business combination or our liquidation, if earlier.  The holders of the units issued in our IPO (including the over-allotment option) are referred to herein as “Public Stockholders” and the shares of common stock included in the units are referred to herein as “Public Shares.”  Our initial stockholders, including our officers and directors prior to the business combination, are referred to herein as our “Founders.”

We did not engage in any substantive commercial business until we consummated our business combination with The Clark Group, Inc. (“CGI”), as described under this Item in the section entitled “The Acquisition,” at which point our business became the business of CGI.

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

On February 12, 2008, the Company consummated the Acquisition.  At the closing, the funds held in the Trust Account were released to us and were used in part to purchase all of the issued and outstanding capital stock of CGI for a total consideration of $75,000,000 (of which $72,527,472.53 was paid in cash and $2,472,527.47 by the issuance of 320,276 shares of the Company’s common stock valued at $7.72 per share, the average share price at the announcement of the SPA) plus an adjustment of $495,067 based on CGI’s estimated working capital at the closing.  Subsequently, an additional adjustment of $257,000 was paid to the stockholders of CGI based on CGI’s working capital at the closing as finally determined.  Of the consideration paid at closing, $8,300,000 was placed in escrow, as described more fully below.  In addition, certain of our Founders placed 1,173,438 shares of common stock into escrow, to be released from escrow if, and only if, prior to the fifth anniversary of the closing, the last sales price of our common stock equaled or exceeded $11.50 per share for any 20 trading days within a 30 day trading day period.  As of April 19, 2010, such shares remained in escrow. In connection with the closing of the Acquisition, we changed our name from Global Logistics Acquisition Corporation to Clark Holdings Inc.

At the closing of the Acquisition, we entered into an escrow agreement (“Escrow Agreement”) with the stockholders of CGI, as sellers, providing for (i) $7,500,000 as a fund for the payment of indemnification claims that may be made by us as a result of any breaches of CGI’s covenants, representations and warranties in the SPA (“Indemnification Escrow”), (ii) $500,000 as a fund to pay us the amount, if any, by which the average of the working capital on the last day of the month for the twelve months ended March 31, 2008, was higher (less negative) than negative $1,588,462 (“Working Capital Escrow”), and (iii) $300,000 as a fund to reimburse CGI and us for costs incurred in connection with discontinuing certain of CGI’s operations in the United Kingdom (“Discontinued Operations Escrow”).  On August 14, 2008, one third of the Indemnification Escrow, or $2.5 million, was released to former stockholders of CGI in accordance with the terms of the SPA and the Escrow Agreement.  On September 15, 2008, the entire Discontinued Operations Escrow was released to the former stockholders of CGI.  By the end of the third quarter of 2008, the entire Working Capital Escrow had been released, all of which was due to the Company in accordance with the SPA and the Escrow Agreement, but $257,000 of which was paid to the Sellers in satisfaction of the aforementioned adjustment to the Acquisition consideration based on CGI’s working capital at closing as finally determined. On December 31, 2009, the remainder of the Indemnification Escrow was released, approximately $1,286,000 of which was paid to the Company in settlement of all of its claim for indemnification under the SPA, as more fully described under Item 3, and the remainder of which was paid to the former stockholders of CGI.

Our Business Model

The Company is a niche provider of non-asset based transportation and logistics services primarily to the print media industry throughout the United States and between the United States and other countries.  The Company operates through a network of operating centers where it consolidates mass market consumer publications so that the publications can be transported in larger, more efficient quantities to common destination points.  The Company refers to each common destination point’s aggregated publications as a “pool.”  By building these pools, the Company offers cost effective transportation and logistics services for time sensitive publications.

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

The Company is a principal and also provides limited brokerage of transportation services.  By accepting the customer’s order, it accepts certain responsibilities for transportation of the shipment from origin to destination.  The Company selects carriers based upon myriad factors that include service reliability and pricing.  Carrier pricing is typically from a pre-negotiated tariff rate table.  The carrier’s contract is with the Company, not its customer, and the Company is responsible for payment of carrier charges. In the cases where the Company has agreed to pay for claims for damage to domestic freight while in transit, when appropriate the Company will pursue reimbursement from the carrier for the claims.

The Company operates as a niche service provider.  Its publisher and printer customer relationships are long standing.  Many domestic customers have the Company handle a substantial portion of their freight transportation to single copy magazine wholesalers.  The Company’s principal competitors are the in-house transportation and logistics capabilities of the larger printers.

The Company’s core business involves the shipment of mass market consumer magazines. Its business is impacted by the specifics of its underlying publications (including the number of copies shipped and the pages per copy which vary with advertising), the mix of publication frequency (e.g. weekly, monthly, annual), the number of destination points, and the service levels requested by its customer publishers and printers. Except for special editions publications, copies distributed of mass market consumer magazines is fairly consistent and predictable. Mass market magazines generally do not experience material swings in copy volume in the aggregate. However, while copies distributed in 2009 did remain consistent with 2008 levels, a decrease in advertising pages in magazines over the last twelve months did have a negative impact on business as the average weight per copy shipped declined. Generally, demand for the Company’s services increases with fragmentation and it is able to charge higher fees per hundred weight for smaller quantity publications or tonnage going to a destination point. Management expects its future freight pools, demand for services and pricing to remain fairly consistent with its past experience.

The Company closely monitors the ratio of freight expense to gross revenue, or net revenue margin, which can be positively or negatively impacted by numerous factors including customer billing rates, the aggregate weight of a weekly pool shipment, the fluctuation of per mile transportation costs, and the rise and fall of crude oil prices. Fuel charge increases will artificially contribute to a margin percentage decline because as surcharges are passed along in the form of higher billing rates, revenues increase without a corresponding change to gross profit.  Conversely, fuel decreases will artificially contribute to a margin percentage increase because as surcharges are passed along in the form of lower billing rates, revenues decrease without a corresponding change to gross profit. The Company’s top 10 domestic customers’ revenue represented approximately 71% of its 2009 domestic revenue.  The Company uses various performance indicators to manage its business.  The Company closely monitors margin and gains and losses for its top 20 customers and loads with negative margins.  The Company also evaluates on-time performance, costs per load by location and weekly revenue by location.  Vendor cost changes and vendor service issues are also monitored closely.

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

On February 12, 2008, the predecessor (the Clark Group Inc.) was acquired by the successor (Clark Holdings Inc.) as described above.

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

We operate in a highly fragmented specialty market. We believe that this market continues to grow based on a series of factors, including the growth of world trade and the resulting complexity and length of supply chains; increased outsourcing of manufacturers’ and retailers’ non-core operations, as they increasingly focus on core competencies; and demand for specialized, value added services which require logistics providers to tailor solutions to fit specific client needs. Companies within this industry compete on the basis of pricing, quality of service and customer relationships.

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

Enduring Customer Relationships.  Management believes that we have developed into a trusted service provider to the print media industry. Our customer base is highlighted by long-term relationships where we play an integral role in customers’ distribution chains. This role comprises much more than transportation, and often includes specialized services such as time-definite deliveries, unlocking and securing customers’ warehouses and “on the dock” freight movements. These value-added services have entrenched us in our customers’ distribution chains and created a high level of customer loyalty. Our top ten customers for 2009 have an average tenure with us of 15 years and nine of the top ten have been a customer for at least five years.  Our top fifteen customers for 2009 have an average tenure with us of 14 years of which twelve have been a customer for at least five years.

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

Visible and Consistent Revenue.    The print media industry has proven to be a relatively stable component of the United States economy, resulting in historically consistent demand for our services. The newsstand distribution channel, in which we play a critical role, is vital to the publishing industry in driving subscriptions and launching new titles. Our loyal customer base and the predictability of our customers’ freight patterns aid us in evaluating future operational and financial performance. The visibility also plays an important role in management’s planning efforts, including employee/asset deployment, capital expenditures and growth initiatives.

Experienced Management Team.    With approximately 200 years of combined experience at the company, our senior managers make up one of the channel’s most established and experienced management teams. This experience has played a critical role in our ability to maintain long-term customer relationships and become entrenched in customers’ distribution chains.

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

Domestic Nationwide Distribution Services

Through CDS, we provide domestic newsstand magazine distribution services throughout North America. Essentially, CDS operates a “hub-and-spoke” network of operating centers and professional traffic management services, which provide publishers and printers with the benefits of scheduled delivery and reduced cost by shipping in a consolidated weekly pool managed by CDS. Services provided include pick-up at printing plants; break-bulk and sorting of individual wholesaler orders by title; consolidation of multiple titles to common wholesaler delivery points; and preparation of manifests, advance shipping notices and completion of shipment notifications to national distributors. On average, CDS delivers over 35 million magazines and books per week from over 90 print locations to wholesalers across North America.

CDS serves as a link between magazine printers/publishers and wholesalers, whose responsibilities include distributing magazines to retailers for public consumption. In this role, CDS is responsible for all aspects of distribution, including shipment pickup, consolidation and final delivery to wholesalers. CDS’ freight flow is similar to the “hub-and-spoke” networks utilized in the airline or less-than-truckload industries. Low volume shipments will be directed to one of the six operating centers (Laflin, PA; LaVergne, TN; York, PA; Woodridge, IL; Carrollton, TX; and Kansas City, MO) where they are consolidated and pooled with other shipments destined for the same wholesaler. High volume shipments will bypass the distribution center and be delivered directly to the wholesaler.  CDS’ disbribution centers are operated by HDS.

CDS contracts with third-party transportation providers for approximately 75% of its transportation moves. With a third-party carrier base of approximately 600, CDS can ensure that its customers receive the appropriate balance between service levels and transportation costs that each circumstance requires. In the other 25% of transportation moves, CDS utilizes the services of HDS. Although CDS’ business model is heavily focused on the use of third-party assets and theoretically could operate with 100% non-affiliated carriers, HDS plays an important role in CDS’ network. CDS utilizes HDS dedicated fleet managed by a third party carrier. As described below, in predictable, high density lanes, where service standards are very demanding.

Domestic Regional Disbrtbution Services

Through HDS, we provide time-critical ground-based transportation services to the print media industry. Our services include the transportation of specialized media products such as magazines, mass market books, newspaper inserts, drop ship mail, and motion picture film.  HDS’ network includes the management of six distribution centers and relationships with approximately 600 third-party transportation providers through CDS. In addition, HDS has an agreement with a large third party carrier to provide dedicated motor carrier services to HDS for the transportation of goods. Under the Agreement, the third party carrier manages the fleet of 40 company-leased tractors and 76 company-leased and 18 company-owned trailers that was previously operated by the Company through its subsidiary, Evergreen Express Lines, Inc. (“EXL”), and uses this fleet in providing the dedicated motor carrier services.  As the tractors and trailers in this fleet are removed from service, the third party carrier will provide its own equipment.  Approximately 40% of HDS’ transportation is hauled by the dedicated fleet managed by the third party carrier and the remaining 60% is hauled by other third parties.

HDS’ core business is providing traditional “break-up” services for printers and publishers in regions surrounding the six distribution centers. The break-up service is similar to a regional LTL (less-than-truckload) service, where freight is picked up from a customer, transported to one of the HDS distribution centers, pooled with other shipments headed in similar proximities and sent to final destinations. Through the six distribution centers that it manages, HDS provides break-up services in selected lanes throughout New England, Mid-Atlantic, Midwest, Rocky Mountain, Southwest and Southeast regions of the United States.

International Freight Forwarding

Through CWT, we offer consolidation and import/export transportation management and logistics services to print media publishers, distributors and to their respective import partners worldwide.  With an operating model similar to that of a traditional freight forwarder, CWT utilizes four distribution centers to consolidate shipments and arrange for international transportation utilizing third-party carriers (air, ocean or ground).  CWT’s geographic footprint encompasses the majority of the economically developed and English-speaking overseas markets.

CWT’s primary functions are break-bulk and sortation of hundreds of individual titles and then consolidation into single consignee specific shipments, with us providing commercial invoices and detailed packing list as an agent for the export distributors. Once the sortation and assembly process is completed, CWT then takes on the role of an international freight forwarder – scheduling and booking freight with air and ocean carriers to ship to the import wholesalers who then effect retail distribution in the local marketplace they serve. Consolidation activities take place at one of its three distribution centers strategically located near international freight gateways (Wayne, NJ; Wilmington, CA; Atlanta, Georgia and Laredo, Texas).  CWT relies on a group of 60 air, ocean and ground freight carriers for transportation, with approximately 75% of its shipments traveling via ocean carriers, 15% via air carriers and 10% via trucks to Mexico.

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

Customer Relationships

We have written service contracts with a select group of our major customers. In most cases, and in particular with customers with whom we have a longstanding relationship and dependable track record, we provide services based on an email quotation or oral agreement.

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

In the course of providing day-to-day transportation services, we often identify opportunities for additional logistics services as we become more familiar with our customer’s daily operations and the nuances of its supply chain. These include analyzing the customer’s current transportation rate structures, modes of shipping, and carrier selection. These services are bundled with underlying transportation services and are not typically priced separately.

Relationships with Transportation Providers

Because we own relatively little transportation equipment and do not employ the people directly involved with the delivery of customers’ freight, our relationships with reliable transportation providers are critical to our success.

As of January 2, 2010, we had qualified approximately 600 domestic and 60 international segment transportation providers worldwide, of which the vast majority are motor carriers. Our transportation providers are of all sizes, including owner-operators of single trucks, small and mid-size fleets, private fleets and large national trucking companies. Consequently, we are not dependent on any one carrier. Our motor carrier contracts require that the carrier issue invoices only to and accept payment solely from us, and we reserve the right to withhold payment to satisfy previous claims or shortages.

While we generally contract with transportation providers on a short-term basis or in connection with specific shipments, and most of our transportation services are provided on a per mile basis, the majority of our purchased transportation is priced by our carriers at prenegotiated rates, and at times can be affected by the spot market, or on a transactional basis.  It is our policy to maintain relationships with numerous motor, air and ocean carriers with respect to specific traffic lanes to reduce risk of availability and keep pricing at a competitive level. We also have intermodal marketing contacts with railroads, including all of the major North American railroads, giving us access to additional trailers and containers. Intermodal transportation rates are typically negotiated between us and railroad consolidators and brokers.

In our international business, we have contracts with most of the major ocean and air carriers which support a variety of service and rate needs for our customers. We negotiate annual contracts that establish the predetermined rates we agree to pay our ocean carriers. Air carrier rates are generally reviewed biannually. The rates are negotiated based on expected volumes from our customers, specific trade lane requirements, and anticipated growth in the international shipping marketplace. These contracts are sometimes amended during the year to reflect changes in market conditions for our business, such as additional trade lanes. While most of our air freight ships under negotiated tariffs with the airlines, we also move freight under lower spot market rates when possible.

Competition

CDS is the only independent transportation and logistics provider of newsstand magazine distribution in the United States. Given the specialized nature of these services within the overall transportation and logistics industry, CDS’ primary competition is the “in-house” distribution arms of the large major printers, such as R.R. Donnelley, Quad Graphics  including Quad’s recently announced acquisition of World Color (previously Quebecor World), who all provide services that are similar to ours in servicing newsstand copies of monthly, bi-monthly and annual magazine publications of large print runs. All of these printers have substantially greater financial and other resources than us. Large major printer transportation services, however, generally do not address weekly publications and are generally based on a specific company’s manufacturing schedules, are focused primarily on postal requirements, and are responsive almost exclusively to publication manufacturing needs, thereby limiting their ability to effectively compete with our specialized single copy services. As a result, certain of these printing companies actually contract with us for our services.  HDS faces competition from a handful of independent, regional ground-based transportation specialty service providers, none of which have achieved a material market share. We typically see these competitors in “backhaul” lanes where we are transporting general freight.

CWT is the largest participant in the domestic magazine export market. CWT is also a major participant in the export of domestic books. Its major competitors include a small number of other specialized book and magazine importers/exporters and, on a smaller scale, large freight forwarders of general goods.

Both domestically and internationally, we face potential competition from participants in the overall freight forwarding, logistics and supply chain management industries, and specifically from national truckload carriers, intermodal transportation service providers, less-than-truckload carriers, railroads and third-party broker carriers that have the worldwide capabilities to provide a breadth of services. Competition in this industry is intense and many carriers and service providers have substantially greater financial and other resources than us. We also could encounter competition from regional and local third-party logistics providers, integrated transportation companies that operate their own aircraft, cargo sales agents and brokers, surface freight forwarders and carriers, airlines, associations of shippers organized to consolidate their members’ shipments to obtain lower freight rates, and internet-based freight exchanges.

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

Equipment

We do not own or lease significant equipment assets.  Our transportation service capacity is pimarily handled through our network of third-party carriers, which permit less direct investment and greater operational flexibility.

Employees

As of January 2, 2010, we had  230 employees, with 8 executives, 7 employees in IT Systems, 7 employees in accounting/finance/customer service, 13 employees in sales, 1 employee in human resources, 28 employees in operations management, 33 employees in operations, 51 employees in clerical, and 82 warehouse hourly employees.  We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe that employee relations are good.

On September 2, 2009, the Company entered into an agreement with a large third party carrier to provide dedicated motor carrier services to the Company for transportation of the goods that were being delivered by EXL, a wholly owned subsidiary of the Company.  As a result of this agreement, the Company does not employ any drivers.

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

For all insurance policies, except for medical and workers’ compensation, we are insured with policies that have standard deductible limits.  For medical and workers’ compensation insurance, we are partially self-insured, with medical capped at a $40,000 limit per claim and workers’ compensation capped at a $225,000 limit per claim.  Effective October 1, 2010, in conjunction with the out sourcing of its fleet to a third party carrier, the Company changed its workers compensation plan to a fixed premium plan.   We believe that the types of coverage, deductibles, reserves and limits on liability that are currently in place are adequate.

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

We are subject to licensing and regulation as a transportation broker and freight forwarder and are re-licensed by the DOT to arrange for the transportation of property by motor vehicle. The DOT prescribes qualifications for acting in this capacity. We are subject to DOT regulations related to vehicular operating safety which regulate, among other things, driver’s hours of service and require us to maintain driver’s logs, driver’s information files and vehicle inspections reports, conduct scheduled preventative vehicle maintenance, perform random driver drug and alcohol tests, record and report motor vehicle accidents, and maintain current vehicle registrations. Under certain circumstances, we provide motor carrier transportation services that require registration with the DOT and compliance with certain economic regulations administered by the DOT, including a requirement to maintain insurance coverage in minimum prescribed amounts.

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

Recent Events

Impairment to Other Intangibles

Intangibles assets with an indefinite life (i.e., trade names) were evaluated for impairment at January 2, 2010, by management in accordance with FASB Topic ASC 350, using the “relief from royalty” method.  This evaluation resulted in a $0.406 million impairment charge for the 52 weeks ended January 2, 2010, which was included in the “impairment of goodwill and intangible assets” line item in the consolidated statements of operations.

Due to the continuing adverse economic impact on the Company’s market capitalization along with the operating losses incurred during 2009, management evaluated intangibles and fixed assets with definite lives for impairment as of January 2, 2010, in accordance with FASB Topic ASC 360.   Management’s projections of undiscounted future cash flows did not exceed the carrying amount of the non-complete agreements, which resulted in $0.671 million impairment charge which was included in the “impairment of goodwill and intangible assets” line item in the consolidated statements of operations.  However, Management’s projections of undiscounted future cash flows exceeded the carrying amount of the customer relationships identifiable intangible asset, which resulted in no charge for impairment. It was determines that there was no impairment to fixed assets.

The impairment charge is included in the statement of operations for the year ended January 2, 2010 and is summarized as follows:

Impairment	January 2, 2010
Trade names	406,000
Non-compete agreements	671,000
Total	$1,077,000

Credit Facility with Cole Taylor Bank

On March 5, 2010, we entered into a credit and security agreement (“Credit Agreement”) with Cole Taylor Bank (“Cole Taylor”).  The Credit Agreement provides for a revolving credit facility (“Facility”) of up to $6,000,000, with a $1,000,000 sublimit for letters of credit.  Under the terms of the Credit Agreement:

•
The Company may borrow up to the lesser of (i) $6,000,000 and (ii) an amount derived from the Company’s accounts receivable less certain specified reserves.  If the outstanding loans under the Facility at any time exceed this amount, the Company must repay the excess.

•
The loans under the Facility (i) accrue interest at 2% over the prime rate for borrowings based on the prime rate or at 4.5% over LIBOR for borrowings based on LIBOR, with a floor of 6% in either case; (ii) mature on March 5, 2013; and (iii) are secured by substantially all of the Company’s assets.

•
The Company must comply with certain affirmative and negative covenants customary for a credit facility of this type, including limitations on liens, debt, mergers, consolidations, sales of assets, investments and dividends.

•	The Company may not permit its fixed charge coverage (as defined in the Credit Agreement) to be less than 1.05:1.

Simultaneously with entering into the Credit Agreement, the Company terminated its credit agreement, dated as of February 12, 2008, with Bank of America, N.A. (“BOA”).  The Company made an initial draw under the new Facility, using a portion of the proceeds , in combination with available cash, to repay the balance of its then-outstanding loans from BOA.

Settlement of Escrow Claim

On December 31, 2009, the Company settled all of its claims for indemnification under the SPA, as more fully described under Item 3.  Pursuant to the settlement agreement, among other things, approximately $1,286,000 of the funds held in the Indemnification Escrow were released to the Company and the remainder was released to the Sellers.  The settlement agreement is more fully described under Item 3.

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

Our operations are subject to federal, state and local laws and regulations in the Unites States pertaining to our business, including those primarily related to safety and promulgated or administered by the DOT, the TSA and OSHA. Specifically, we are subject to the DOT regulations related to vehicular operating safety which regulate, among other things, driver’s hours of service and require us to maintain driver’s logs, driver’s information files and vehicle inspections reports, conduct scheduled preventative vehicle maintenance, perform random driver drug and alcohol tests, record and report motor vehicle accidents, and maintain current vehicle registrations. In addition, our subsidiary, Clark Worldwide Transportation, Inc. (“CWT”), is registered with the TSA as an IAC and operates within and according to its regulations which are intended to ensure that the cargo presented to airlines for carriage is safe. Among other things, we are required to comply with security requirements, maintain the confidentiality of certain security information and procedures and designate and use a security coordinator. We are also subject to various OSHA regulations that primarily deal with maintaining a safe workplace environment. OSHA regulations require us, among other things, to maintain documentation of work related injuries, illnesses and fatalities and files for recordable events, complete workers’ compensation loss reports and review the status of outstanding worker compensation claims, and complete certain annual filings and postings. We may be involved from time to time in administrative and judicial proceedings and investigation with these United States governmental agencies, including inspections and audits by the applicable agencies related to our compliance with these rules and regulations.

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

We are dependent upon the efforts of our key personnel and our ability to retain them and hire other qualified employees. The loss of key personnel could affect our ability to run our business effectively. Competition for senior management personnel is intense and we may not be able to retain our personnel even though we have entered into employment agreements with certain of them. The loss of any key personnel requires the remaining key personnel to divert immediate and substantial attention to seeking a replacement. An inability to find a suitable replacement for any departing executive officer on a timely basis could adversely affect our ability to operate and grow our business. Management and execution of key operations related to supply chain solutions also requires skilled and experienced employees. A shortage of such employees, or our inability to retain such employees, could have an adverse impact on our productivity and costs, our ability to expand, develop and distribute new products and our entry into new markets.

Demand for our services may decrease during economic recession.

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

We depend upon others to provide equipment and services.

We do not own or control the vast majority of transportation assets that deliver our customers’ freight. We control a limited number of trucks for dedicated customer and company service through a dedicated fleet that is managed by a large third party carrier. For the majority of our transportation needs we do not employ the people directly involved in delivering freight. We are dependent on independent third parties to provide most truck and all rail, ocean and air services and to report certain events to us including delivery information and freight claims. This reliance could cause delays in reporting certain events, including recognizing revenue, expenses and claims. If we are unable to secure sufficient equipment or other transportation services to meet our commitments to our customers, our operating results could be materially and adversely affected, and our customers could switch to our competitors temporarily or permanently. Many of these risks are beyond our control including:

•	equipment shortages in the transportation industry, particularly among truckload carriers,
•	interruptions in service or stoppages in transportation as a result of labor disputes,
•	changes in regulations impacting transportation, and
•	unanticipated changes in transportation rates.

Our business and results of operations could also be adversely affected by work stoppages and other disruptive organized labor activities by those third party truck, rail, ocean and air equipment and service providers that are unionized. While we do not have definitive information as to the extent the carriers servicing our domestic operations are unionized, we believe that a small minority of such carriers we use are unionized. While we also do not have definitive information as to the extent the carriers servicing our international operations are unionized, and while we are unaware of any specific business relationships involving unionized carriers, we expect that certain of these international carriers are also unionized. These unionized international carriers would be predominately carriers that transport our freight in international markets between their facilities, airports and piers. It is also generally known that stevedores, who may handle some of our ocean cargo shipments, are often unionized. Furthermore, there are significant numbers of unionized personnel working at air carriers which handle a portion of our international business. These include, but are not limited to, airline pilots, ground handlers and flight attendants.

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

There currently is a marked trend within our industry toward consolidation of niche players into larger companies which are attempting to increase their global operations through the acquisition of freight forwarders and contract logistics providers. If we cannot maintain sufficient market presence in our industry through internal expansion and additional acquisitions, we may not be able to compete successfully against larger, global companies in its industry.

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

Our customers operate within a national distribution business that relies on wholesalers to distribute magazines published by customer publishers and other publishers to newsstands and other retail outlets. Due to industry consolidation, three wholesalers represent approximately 90% of the wholesale magazine distribution business. There is a possibility of further consolidation among these wholesalers and/or insolvency of one or more of these wholesalers. Should such further consolidation occur, the number of locations to which we transport product could be reduced. Fewer destination points could reduce the need for our services or adversely affect our pricing to our customers. While insolvency of a wholesaler would not be expected to adversely affect our cash flow since we generally do not invoice wholesalers, such insolvency would, however, adversely affect our customer publishers’ cash flows and could impede the flow of product through the wholesale distribution channel. A disruption in the wholesale channel due to wholesaler insolvency or any other reason could adversely affect our customers’ ability to distribute magazines to the retail market place and adversely affect our business and results of operation.

Risks Associated With Our Organization and Capital Structure

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test our internal controls over financial reporting and, starting in our current fiscal year, an independent registered public accounting firm must report on our assessment as to the effectiveness of internal controls over financial reporting. Our assessment, and that of our accounting firm, is that our internal controls over financial reporting need improvement.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal controls over financial reporting in accordance with an established internal control framework and to report on our conclusion as to the effectiveness of our internal controls. Starting in our current fiscal year, it will also require an independent registered public accounting firm to test our internal controls over financial reporting and report on the effectiveness of such controls. For the fiscal year ended January 2, 2010, management performed its assessment of our internal controls over financial reporting and reported on the effectiveness of such controls, which report is set forth in Item 9A.  Management’s assessment of material weaknesses in our internal controls over financial reporting relates primarily to inadequate or ineffective information technology system control processes. The Company has devoted resources to assess, and has and will continue to take steps to remediate, these material weaknesses.

Voting control by our executive officers and directors may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our officers and directors collectively own approximately 24.2% of our voting stock. Accordingly, they will be able to control the election of directors and, therefore, our policies and direction. This concentration of ownership and voting agreement could have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

If the NYSE Amex  delists our securities from quotation on its exchange investors’ ability to make transactions in our securities could be limited and subject us to additional trading restrictions.

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

An effective registration statement may not be in place when an investor desires to exercise warrants for our common stock, thus precluding such investor from being able to exercise his, her or its warrants and causing such warrants to be practically worthless.

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

Furthermore, redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants. We expect most warrant holders hold their securities through one or more intermediaries and consequently warrant holders are unlikely to receive notice directly from us that the warrants are being redeemed. If you fail to receive notice of redemption from a third party and your warrants are redeemed for nominal value, you will not have recourse to the Company.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Property

Since the Acquisition, our corporate headquarters have been located at 121 New York Avenue, Trenton, New Jersey.  This facility is the only facility that we own. The following is a list of the facilities in which we operate:

Location	Operation	Approximate Square Footage	Lease Expiration

Owned Facilities
Trenton, NJ	Headquarters	11,200	Owned

Leased Facilities
CDS:
Mechanicsburg, PA	CDS Administration	6,517	March 31, 2013
HDS:
Carrollton, TX	HDS Distribution Center	28,770	December 31, 2010
Kansas City, MO	HDS Distribution Center	60,100	December 31, 2010
LaVergne, TN	HDS Distribution Center	94,760	March 31, 2012
Laflin, PA	HDS Distribution Center	63,360	June 30, 2010
Woodridge, IL	HDS Distribution Center	57,525	April 30, 2011
York, PA	HDS Distribution Center	37,000	June 30, 2010
CWT:
Laredo, TX	CWT Distribution Center	12,425	November 30, 2011
Wayne, NJ	CWT Distribution Center	54,000	March 15, 2013
Wilmington, CA	CWT Distribution Center	9,610	June 30, 2014
Atlanta, GA	CWT Distribution Center	16,266	June 30, 2012

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

Item 3. Legal Proceedings

On or about July 10, 2009, Multi-Media International filed a complaint against CGI and its subsidiaries, CDS, HDS, CWT and EXL, seeking class action status in the United States District Court for the District of  New Jersey by alleging, among other things, (i) common law fraud, aiding and abetting fraud, negligent misrepresentation, conversion and unjust enrichment, (ii) violation of N.J. Stat. § 56:8-2 and (iii) breach of good faith and fair dealing, relating to alleged excessive fuel surcharges by the Subsidiaries.  The complaint alleges a class period from June 25, 2002 through June 25, 2009. On behalf of the putative class, plaintiff seeks to recover the alleged excessive fuel charges, enjoin the alleged improper calculation of fuel charges by defendants and impose punitive damages and attorney’s fees. The complaint did not specify an amount of damages; however a prior complaint seeking similar relief on behalf of the same class, which was withdrawn, sought compensatory damages in the amount of $10 million and punitive damages in the amount of $30 million, as described in the Company’s 2008 Form 10-K. On October 23, 2009, the Company filed a motion to dismiss the Consumer Fraud Act claim, dismiss Plaintiff’s counsel and its law firm from serving as counsel to Plaintiff, and dismiss Plaintiff from acting as the representative in any class action.  The motion has been fully briefed and we are awaiting decision from the Court. The Company believes that the allegations in the lawsuit are without merit and it intends to vigorously defend itself. However, the ultimate outcome of this action and the amount of liability that may result, if any, is not presently determinable.

On February 9, 2009, the Company issued a notice of claim for indemnification under the SPA, stating that the Company, as buyer, was entitled to receive funds from the Indemnification Escrow in the amount of $3,540,717.  The bulk of this claim (approximately 97%) pertained to damages incurred because the Sellers failed to deliver the intellectual property required by the SPA in the condition represented in the SPA.  Damages to the Company included damages to goodwill, the incremental costs of operating the Company’s computer system as delivered versus as represented, and the costs of repairing and/or replacing the computer system.  On March 18, 2009, the Sellers made a demand for arbitration for release to them of the Indemnification Escrow funds and, on April 15, 2009, the Company made a counterclaim seeking recovery from the Indemnification Escrow of no less than $3,600,000.  On August 11, 2009, the Company issued a second notice of claim for indemnification under the SPA, stating that the Company was entitled to receive funds from the Indemnification Escrow in the amount of $5,000,000, constituting the full amount remaining in the escrow.

On December 31, 2009, the Company settled all of the claims giving rise to the arbitration.  Pursuant to the settlement agreement, (i) approximately $3,764,000 of the Indemnification Escrow funds were released to the Sellers and approximately $1,286,000 of the Indemnification Escrow funds were released to the Company (which together constituted all the funds remaining in escrow); (ii) the parties through their respective counsel executed and filed an order dismissing the arbitration; and (iii) the parties mutually released and discharged each other from any and all claims from prior to the date of the settlement agreement.  Notwithstanding the foregoing, the settlement agreement did not limit or otherwise alter the rights or obligations of any party (i) under certain specified agreements with former executive officers of CGI and (ii) under certain specified sections of the SPA.  The settlement agreement is more fully described in the Company’s Current Report on Form 8-K dated December 31, 2009, filed on January 7, 2010.

Item 4. Reserved

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our units, common stock and warrants are listed on the NYSE Amex under the symbols GLA.U, GLA and GLA.WS, respectively. The following table sets forth the range of high and low sales prices for the units, common stock and warrants for the periods indicated.

	NYSE Amex
	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
2010
First Quarter*	$0.70	$0.38	$0.02	$0.01	$0.55	$0.44

2009
Fourth Quarter	$0.65	$0.37	$0.01	$0.00	$0.92	$0.45
Third Quarter	$0.82	$0.44	$0.01	$0.00	$0.96	$0.72
Second Quarter	$0.92	$0.56	$0.01	$0.00	$0.88	$0.77
First Quarter	$0.75	$0.56	$0.01	$0.00	$1.00	$0.59

2008
Fourth Quarter	$1.46	$0.50	$0.05	$0.00	$1.50	$0.50
Third Quarter	$2.50	$0.97	$0.12	$0.01	$2.97	$1.00
Second Quarter	$4.17	$2.58	$0.24	$0.11	$4.40	$2.95
First Quarter	$7.98	$3.75	$0.60	$0.15	$8.25	$3.92

* Through April 3, 2010

Holders

As of April 14, 2010 there was one holder of record of our units, 36 holders of record of our common stock and nine holders of record of our warrants.

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

Equity Compensation Plan Information

As at January 2, 2010, we have the following equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders*	682,750	$1.02	247,250

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	682,750	$1.02	247,250

*	Our stockholders approved the 2007 Long-Term Incentive Equity Plan on February 11, 2008.

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

Summary of Business

The Company is a niche provider of non-asset based transportation management and logistics services to the print media industry throughout the United States and between the United States and other countries.  The Company operates through a network of distribution centers where it consolidates mass market consumer publications so that the publications can be transported in larger, more efficient quantities to common destination points.

The Company generates revenues by arranging for the movement of its customers’ freight in trailers and containers.  Generally, the Company bills its customers based on pricing that is variable dependent upon the amount of tonnage tendered, frequency of recurring shipments, origination, destination, product density and carrier rates.  As part of its bundled service offering, the Company tracks shipments in transit and handles claims for freight loss or damage on behalf of its customers.  Because the Company owns relatively little transportation equipment, it relies on independent transportation carriers.

On a day-to-day basis, customers communicate their freight needs, typically on a shipment-by-shipment basis, to one of the Company’s transportation offices/distribution centers for dissemination to its operating companies for upload into the respective computer systems each company utilizes to meet the specific requirements of its customer base.  The Company’s employees enter information about each shipment into its proprietary computer system.  With the help of  the computer system, the Company’s employees then determine the appropriate mode of transportation for the shipment and select a carrier or carriers, based upon their knowledge of the carrier’s service capability, equipment availability, freight rates and other relevant factors.

We operate through our wholly-owned subsidiary, CGI.  We conduct our domestic operations through our indirect subsidiaries, CDS and HDS, and our international operations through our indirect subsidiary, CWT. CDS, HDS and CWT are wholly-owned subsidiaries of CGI.

CDS Operations (Domestic Division)

CDS provides domestic newsstand magazine distribution services throughout North America.  Essentially, CDS operates a “hub-and-spoke” network of operating centers and professional traffic management services, which provide publishers and printers with the benefits of scheduled delivery and reduced cost by shipping in a consolidated weekly pool managed by CDS.  On average, CDS delivers over 35 million magazines and books per week from over 90 print locations to wholesalers across North America.  CDS utilizes HDS for about 25% of its transportation moves (the other 75% is done through third-parties).

HDS Operations (Domestic Division)

HDS provides ground-based transportation services to the print media industry. HDS’ network includes the management of six distribution centers and relationships with approximately 600 third-party transportation providers, through CDS. In addition, HDS has an agreement with a large third party carrier to provide dedicated motor carrier services to HDS for the transportation of goods. Approximately 40% of HDS’ transportation is hauled by the dedicated fleet managed by a large third party carrier and the remaining 60% is hauled by other third parties.

HDS’ core business is providing traditional “break-up” services for printers and publishers in regions surrounding its four distribution centers.  The break-up service is similar to a regional less-than-truckload service, where freight is picked up from a customer, transported to one of the HDS distribution centers, pooled with other shipments headed in similar proximities and sent to final destinations. Through its distribution centers HDS provides break-up services throughout the country.  HDS also offers full truckload services throughout the United States.  Distribution centers are located in:

•           York, Pennsylvania;
•           Kansas City, Missouri;
•           Carrollton, Texas;
•           Lavergne, Tennessee;
•           Woodridge, Illinois; and
•           Laflin, Pennsylvania.

HDS provides transportation services through the dedicated fleet managed by a large third party carrier in each of the states where it has a distribution center.

CWT Operations (International Division)

CWT offers consolidation and import/export transportation management and logistics services to print media worldwide.  CWT utilizes four distribution centers to consolidate shipments and arrange for international transportation utilizing third-party carriers.  CWT’s primary functions are break-bulk and sortation and re-consolidation of titles into single specific shipments.  Distribution centers are located in:

•           Wayne, New Jersey;
•           Wilmington, California;
•           Laredo, Texas; and
•           Atlanta, Georgia.

Recent Events

Credit Facility with Cole Taylor Bank

On March 5, 2010, the Company entered into the Credit Agreement with Cole Taylor Bank.  The Credit Agreement provides for a revolving credit facility of up to $6,000,000, with a $1,000,000 sublimit for letters of credit.  The Credit Agreement is more fully described under Item 1 in the section entitled “Recent Events – Credit Facility with Cole Taylor Bank.”

Settlement of Escrow Claim

On December 31, 2009, the Company settled all of its claims for indemnification under the SPA, as more fully disclosed under Item 3.  Pursuant to the settlement agreement, among other things, approximately $1,286,000 of the funds held in the Indemnification Escrow were released to the Company and the remainder was released to the Sellers.  The settlement agreement is more fully described under Item 3.

Instability in the Newsstand Distribution Channel

In the first quarter of 2009, there was a disruption of the wholesaler distribution supply channel, that caused a significant disruption of services for approximately a four week period.  Initially, two of the four wholesalers demanded distribution surcharges from the publishers and national distributors to cover their operating losses and threatened a suspension of service if these price demands were not met.  This resulted in two of the four wholesalers ceasing distribution operations temporarily on February 1, 2009.  One of the wholesalers that had ceased delivery of product reached a settlement with the national distributors and publishers concerning pricing and distribution.  The other wholesaler ceased operations in early February, liquidated its holdings and filed a lawsuit in U.S. District Court (Southern District of New York) against publishers, national distributors and other wholesalers, alleging the defendants conspired to purge, and through coordinated action have purged, plaintiff from the magazine (distribution) industry and have destroyed plaintiff’s business.  All of the defendants are existing customers of ours and a settlement against them could affect our business.

Impact of Current Economic Recession

The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of our customers, fuel shortages, price increases by carriers, interest rate fluctuations, and other economic factors beyond our control.  Many of the Company's customers' business models are dependent on expenditures by advertisers.  These expenditures tend to be cyclical, reflecting general economic conditions, as well as budgeting and buying patterns.  If the current economic recession or a downturn in its customers’ business cycles causes a reduction in the volume of freight shipped by those customers, particularly to the single copy distribution channel, the Company's operating results could also be adversely affected.

Accounting for the Acquisition and Related Transactions

On February 12, 2008, the Company consummated the Acquisition, as more fully described under Item 1 in the section entitled “The Acquisition.”  At the closing of the Acquisition, the Company purchased all of the issued and outstanding capital stock of CGI for a total consideration of $75,000,000 (of which $72,527,472.53 was paid in cash and $2,472,527.47 by the issuance of 320,276 shares of the Company’s common stock valued at $7.72 per share, the average share price at the announcement of the SPA) plus an adjustment of $495,067 based on CGI’s estimated working capital at the closing.  Subsequently, an additional adjustment of $257,000 was paid to the stockholders of CGI based on CGI’s working capital at the closing as finally determined.  In connection with the closing of the Acquisition, the Company changed its name from Global Logistics Acquisition Corporation to Clark Holdings Inc.

Holders of 1,802,982 of the Company’s shares of common stock voted against the Acquisition and 1,787,453 elected successfully to convert their shares into a pro rata portion of the Trust Account (approximately $8.06 per share or an aggregate amount of $14,563,911).  After giving effect to (i) the issuance of 320,276 shares in connection with the Acquisition and (ii) the conversion of shares, there were 12,032,823 shares of common stock outstanding after the Acquisition.  In addition, the founders of the Company placed 1,173,438 shares of common stock into escrow pending the attainment of a specified market price (restricted shares).  As a result of the condition to which the escrowed shares will be subject, such shares will be considered as contingently issuable shares and, as a result, are not included in the earnings per share calculations.  Accordingly, the Company will recognize a charge based on the fair value of the shares over the expected period of time it will take to achieve the target price, if and only if the expected probability of the share price attaining the specified market price exceeds 50 percent.

At the closing of the Acquisition, we entered into the Escrow Agreement, providing for the Indemnification Escrow, the Working Capital Escrow and the Discontinued Operations Escrow, as more fully described under Item 1 in the section entitled “The Acquisition.”  On August 14, 2008, one third of the Indemnification Escrow, or $2.5 million, was released to former stockholders of CGI in accordance with the terms of the SPA and the Escrow Agreement.  On September 15, 2008, the entire Discontinued Operations Escrow was released to the former stockholders of CGI.  By the end of the third quarter of 2008, the entire Working Capital Escrow had been released, all of which was due to the Company in accordance with the SPA and the Escrow Agreement, but $257,000 of which was paid to the Sellers in satisfaction of the aforementioned adjustment to the Acquisition consideration based on the working capital at closing as finally determined.  On December 31, 2009, the remainder of the Indemnification Escrow was released, approximately $1,286,000 of which was paid to the Company in settlement of all of its claims for indemnification, as more fully described under Item 3, and the remainder of which was paid to the former stockholders of CGI.

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

In the fourth quarter of 2008, the Company, according to FASB Topic ASC 350, performed its annual goodwill and intangible assets with indefinite lives impairment tests, and determined that all the goodwill and a portion of the remaining intangible assets had been impaired. Consequently, the Company recorded a non-cash charge of $63.9 million for goodwill and $2.66 million for intangible assets impairment during the fourth quarter of 2008, as discussed in this Item under the section entitled “Impairment of Goodwill and Other Intangibles.”

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

Impairment to Goodwill and Other Intangibles

Goodwill Impairment for 2008

The Company, during the fourth quarter of 2008, in accordance with FASB Topic ASC 350, performed its annual impairment test for goodwill and intangible assets with an indefinite life.  The Company concluded that its market capitalization had been below its net book value for an extended period of time.  Management therefore assessed the fair value of its reporting units using both an income approach with a discounted cash flow model and a market approach using the observed market capitalization based on the quoted price of our common stock.  Management compared these values to each reporting units’ carrying amount, including goodwill and identified an impairment.    The evaluation resulted in a $63.910 million impairment charge which was included in the “impairment of goodwill and intangible assets” line item in the consolidated statements of operations.

The changes in the carrying amount of goodwill for the year ending January 3, 2009, are as follows:

Goodwill associated with the acquisition of the Clark Group Inc.	$63,029,000
Balance at February 12, 2008	63,029,000
Adjustments to Goodwill	881,000
Impairment Charge	(63,910,000)
Balance at January 3, 2009	$-

Intangible Asset Impairment for 2008

During 2008, CHI (formerly known as Global Logistics Acquisition Corporation) acquired CGI resulting in acquisition-related intangible assets.  Acquisition-related intangible assets at January 3, 2009, and February 12, 2008, as amended, consisted of the following:

			January 3, 2009
	Amortization Period	Balance 02/12/2008	Amortization Expense	Impairment	Balance: 01/03/2009
Non-compete agreements	5	$1,684,000	$(247,000)	$-	$1,437,000
Trade names	-	5,378,000	-	(2,658,000)	2,720,000
Customer relationships	12	13,588,000	(998,000)	-	12,590,000
		$20,650,000	$(1,245,000)	$(2,658,000)	$16,747,000

As part of the acquisition, the Company gained the rights to The Clark Group tradename. The income approach indicates value based on the present worth of future economic benefits. This approach explicitly recognizes that the current value of an investment is premised on the expected receipt of future economic benefits such as cash flows or cost savings. A variant of the income approach, known as the “relief from royalty” approach, is used in the valuation of assets involving fair royalty rates (e.g., trademarks, patents, etc.). This valuation methodology is premised on the following hypothetical construct:

•
If the owners/operators of a company wanted to continue to use tradename in the conduct of their business, but found they did not actually have the legal right to do so, they would be compelled to pay the rightful owner a fair and reasonable royalty for that right,

•	Since ownership of a tradename relieves the company from making such payments, the financial performance of the firm is enhanced – to the extent of the royalty payments avoided, and
•	Capitalization of the after tax effect of the royalty relief at an appropriate rate yields the value of the tradename.

The Company utilized the relief from royalty method in determining the fair value of The Clark Group tradename. The reason for using this method is that management deemed it impractical to determine the fair value of the tradename based upon a market approach. The relief from royalty income approach estimates the portion of a company’s earnings attributable to a tradename based upon the royalty rate the company would have paid for the use of the tradename if it did not own it. Therefore, a portion of the earnings, equal to the after-tax royalty that might have been paid for the use of the tradename, can be attributed to its ownership and therefore, the relief from royalty method, was deemed the most appropriate valuation method.

Intangibles assets with an indefinite life (i.e., trade names), were evaluated for impairment at January 3, 2009 by management using the “relief from royalty” method. This evaluation, based on this acceptable method of valuation, resulted in a $2.658 million impairment charge which was included in the “impairment of goodwill and intangible assets” line item in the consolidated statements of operations.

During the fourth quarter of 2008, we concluded that our market capitalization was below our net book value for an extended period of time, and as a result, our long lived assets were tested for recoverability. Due to the impact of the weakening global economy, our revenue projections related to the intangible assets acquired have declined. The trade name intangible, due to its indefinite life, was evaluated using FASB Topic ASC 350 along with the goodwill. This evaluation resulted in a $2.658 million impairment charge which was included in the “Impairment of goodwill and intangible assets” line item in the condensed consolidated statements of operations.

The impairment charge taken was calculated as the difference between the book value of the tradename and the calculated fair value by use of the relief from royalty method as discussed above. Significant assumptions included in management’s analysis were the determination of a royalty rate, projections of future revenues and a discount rate. Profitability was deemed to be a significant determinant for a royalty rate in that a company or an investor would not be willing to pay a rate in excess of a reasonable percentage of the operating income generated by the tradename. There was little change in management’s expectation for the tradename from the date of acquisition through January 3, 2009, therefore, the royalty rate of 0.66% that was used in the initial determination of the fair value of the tradename was used in impairment analysis as of January 3, 2009. In calculating the royalty rate of 0.66%, management estimated that royalty savings would equate to $500,000 per year. In estimating this amount, management considered a variety of factors including but not limited to the magnitude of the projected tradenames’ net sales and the asset’s perceived marketing strength and recognition among customers and competitors. Royalty savings of $500,000 per year corresponds to a royalty rate of 0.66% of annual revenues based on total 2007 revenues. The future revenues for the tradename valuation were based on sales growth rate forecasts of the Company as of January 3, 2009. The sales growth rate forecasts as of January 3, 2009 were substantially lower than they were as of February 12, 2008 (when The Clark Group, Inc. was acquired and the initial valuation performed) as a result of the weakening global economy. The pretax royalty savings due to the tradename was then calculated by the application of the estimated royalty rate to the projected net sales. A 40% income tax rate was utilized to convert the estimated pretax royalty savings to appropriate after-tax amounts. The future annual cash flows attributable to the tradenames were then discounted to present value at a new, higher risk-adjusted interest rate as of January 3, 2009. The reason for a higher risk-adjusted interest rate was due to the higher cost of capital incurred by the Company as of this time.

Intangibles assets with an indefinite life (i.e., trade names), were evaluated for impairment at January 3, 2009, by management in accordance with FASB Topic ASC 350, using the “relief from royalty” method. This evaluation resulted in a $2.658 million impairment charge which was included in the “impairment of goodwill and intangible assets” line item in the consolidated statements of operations.

Total Impairment for 2008

The impairment in the statement of operations for the year ending January 3, 2009, was calculated as follows:

Impairment	Amount
Goodwill	$63,910,000
Trade names	2,658,000
TOTAL	$66,568,000

Intangible Asset Impairment for 2009

Acquisition-related identifiable intangible assets at January 3, 2009 and January 2, 2010, as adjusted, consisted of the following:

			January 2, 2010
	Amortization Period	Balance 01/03/2009	Amortization Expense	Impairment	Balance: 01/02/2010
Trade names	-	2,720,000	-	(406,000)	2,314,000
Non-compete agreements	5	$1,437,000	$(281,000)	$(671,000)	$485,000
Customer relationships	12	12,590,000	(1,132,000)	-	11,458,000
		$16,747,000	$(1,413,000)	$(1,077,000)	$14,257,000

Intangibles assets with an indefinite life (i.e., trade names), were evaluated for impairment at January 2, 2010, by management in accordance with FASB Topic ASC 350, using the “relief from royalty” method.  This evaluation resulted in a $406,000 impairment charge for the 52 weeks ended January 2, 2010, which was included in the “impairment of goodwill and intangible assets” line item in the consolidated statements of operations.

For the calculation of the January 2, 2010 impairment charge of $0.406 million associated with the trade names intangibles, management used the same valuation method, i.e., the “relief from royalty”.  This methodology is described in more detail above and on the previous page.  The projections prepared by management reflected the continued economic recession and the valuation method also included a higher discount rate to reflect the both the economic recession and the Company’s operating losses for the 52 weeks ended January 2, 2010.  As in any valuation model, there are risks inherent in the assumptions utilized and the achievability of these assumptions is not certain.

Due to the continuing adverse economic impact on the Company’s market capitalization along with the operating losses incurred during 2009, management evaluated intangibles and fixed assets with definite lives for impairment as of January 2, 2010, in accordance with FASB Topic ASC 360. Management’s projections of undiscounted future cash flows did not exceed the carrying amount of the Non-complete Agreements intangible asset. As a result of this undiscounted future cash flow test (“step 1 test”), the net book value of the Non-compete Agreements were lower than the undiscounted cash flow, the Company calculated the fair value of these Non-Compete Agreements, which resulted in $671,000 impairment charge.  This impairment charge was included in the “impairment of goodwill and intangible assets” line item in the consolidated statements of operations.

The fair value of these Non-compete Agreements was calculated by determining the expected value of the cash flows that would be lost due to competition from the executives and/or prior owners if the Non-compete Agreement did not exist.  The value of the non-compete agreement is measured as the difference between the projected cash flows of the Company if the executive/prior owners were free to compete considering the probability of choosing to compete in a given year versus being prohibited from competing. The probability considers the desire to compete and the likelihood to competing effectively and taking business away from the acquired company.  Once the expected value of the future cash flows were projected, the Company used a higher discount rate than used in the previous year. This higher discount was used due to the continuing economic crisis and the Company’s operating losses during the 52 weeks ended January 2, 2010.  Included in any valuation model there are risks inherent in the assumptions utilized and achievability of these assumptions is not certain.

For the Customer Relationships intangibles and fixed assets evaluation for the 52 weeks ended January 2, 2010, Management’s projections of undiscounted future cash flows did exceed the carrying amount of the Customer Relationship’s intangible asset and fixed assets, which resulted in no charge for impairment.

The impairment in the statement of operations for the year ended January 2, 2010 is as follows:

Impairment	January 2, 2010
Trade names	406,000
Non-compete Agreements	671,000
Total	$1,077,000

Related-Party Transactions

The Company provided logistics and transportation services for Anderson Merchandisers, LP, related through common ownership. The revenue related to these services was $1,025,000 for the 52 weeks ended January 2, 2010, $2,418,000 for the 47 weeks ended January 3, 2009, and $388,000 for the 6 weeks ended February 12, 2008, and is included in gross revenues. Accounts receivable included in the consolidated balance sheet from Anderson Merchandisers, LP, were $0 and $333,000 as of January 2, 2010 and January 3, 2009, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and schedules thereto. In the following discussion:

•	“CHI” refers to Holdings, the entity formerly known as Global Logistics Acquisition Corporation;
•	“predecessor” refers to CGI prior to the Acquisition;
•	“successor” refers to Clark Holdings after the Acquisition;
•	“2009 reporting period” refers to the 52 weeks ended January 2, 2010;
•	“2008 reporting period” refers to the 47 weeks ended January 3, 2009 (after the Acquisition); and
•	“predecessor period” refers to the 6 weeks ended February 11, 2008 (prior to the Acquisition).
Reconciliation of Non-GAAP Financial Measures.

Gross profit is a non-GAAP financial measure that is equal to gross revenue less freight expense. The Company uses this financial measure to evaluate its historical performance, as well as its performance relative to its competitors. Specifically, management uses this financial measure to further its own understanding of the Company’s core operating performance, i.e., the transportation of goods. The most directly comparable financial measure as calculated and presented in accordance with GAAP is loss (income) from operations. The following table reconciles gross profit to loss (income) from operations for the 2009 reporting period, the 2008 reporting period and the 2008 predecessor period is as follows:

	(In Thousands)
	Clark Holdings Inc.		CGI
	Successor		Predecessor
	For 52 Weeks Ended	For 47 Weeks Ended	For 6 Weeks Ended
	January 2, 2010	January 3, 2009	January 3, 2009

Loss (income) from operations	(3,842)	(63,956)	833

Adjusted for
Depreciation and amortization	(1,715)	(1,424)	(27)
Impairment of goodwill and intangible assets	(1,077)	(66,568)	-
Selling, operating and administrative expenses	(25,527)	(22,184)	(2,385)
Gross profit	24,477	26,220	3,245

Results of Operations – 52 Weeks Ended January 2, 2010, 47 Weeks Ended January 3, 2009 and 6 Weeks Ended February 11, 2008.

Revenues. The following table summarizes the Company’s revenue by business segment (i.e., domestic versus international, in thousands of dollars) for the 52 weeks ended January 2, 2010, 47 weeks ended January 3, 2009 and 6 weeks ended February 11, 2008.

	Sucessor	Succesor	Predecessor
	52 weeks Ended	47 Weeks Ended	6 Weeks Ended
	January 2, 2010	January 3, 2009	February 11, 2008
Domestic	$54,817	$62,539	$7,051
International	11,849	13,234	1,343
Gross Revenue	$66,666	$75,773	$8,394

The following table shows selected items in the consolidated statements of operations as a percentage of revenue for the period.

	Successor	Successor	Predecessor
	52 Weeks Ended	47 Weeks Ended	6 Weeks Ended
	January 2, 2010	January 3, 2009	February 11, 2008
Gross Revenue	100.0%	100.0%	100.0%
Freight Expense	63.3%	65.4%	61.3%
Gross Profit	36.7%	34.6%	38.7%
Depreciation and Amortization	2.6%	1.9%	0.4%
Selling, Operating & Administrative Expenses	38.3%	29.3%	28.4%
Income from Operations	-4.1%	3.4%	9.9%

Domestic revenue declined 12.3% to $54.8 million during the 2009 reporting period as compared to the 2008 reporting period. The revenue decline was mitigated by the 5 week differential that exists between the 2009 and 2008 reporting periods, with the 2008 predecessor period generating $7.1 million in gross revenue. The decrease in gross revenue was the result of a decline in pool distribution tonnage driven by weak economic conditions and a 25.6% reduction in advertising pages in 2009 as compared to 2008. The sharp drop in oil prices during 2009 reporting period compared to 2008 reporting period also resulted in a decrease in energy surcharge invoicing.

The decrease in international gross revenues of 10.5% during the 2009 reporting period as compared to the 2008 reporting period was attributable to tonnage decreasing by approximately 28% in same store sales during the 2009 reporting period as compared to the 2008 reporting period, with the revenue decline being mitigated by the 5 week differential that exists between the reporting periods. Gross revenue was $1.3 million for the 6 week predecessor period. An increase in airfreight offset a portion of the decline in ocean tonnage during the 2009 reporting period. New non-print media customers were added representing 19.4% of total gross revenue with new customer relationships in Europe, including the UK and Asia, including China, Singapore, and the Philippines. The tonnage reductions were the result of a decline in advertising pages for certain customers’ publications mostly moving via ocean service to the U.K. and Europe.

Gross Profit. The Company’s overall gross profit declined in both the domestic and the international business segments. The following table summarizes gross profit (dollars in thousands) and gross margin for the period:

	Successor		Successor		Predecessor
	52 Weeks Ended		47 Weeks Ended		6 Weeks Ended
	January 2, 2010		January 3, 2009		February 11, 2008
Gross revenue domestic	$54,817	100.0%	$62,539	100.0%	$7,051	100.0%

Purchased transportation	27,331	49.9%	31,183	49.9%	3,131	44.4%
Other transportation expense
Personnel and related	3,212	5.9%	3,898	6.2%	481	6.8%
Insurance	447	0.8%	478	0.8%	44	0.6%
Tractor rentals and maintenance	2,001	3.7%	2,074	3.3%	249	3.5%
Fuel	1,594	2.9%	3,241	5.2%	385	5.5%
Travel expense	234	0.4%	245	0.4%	31	0.4%
Other	49	0.1%	174	0.3%	51	0.7%
Total freight expense domestic	34,868	63.6%	41,293	66.0%	4,372	62.0%

Gross profit domestic	19,949	36.4%	21,246	34.0%	2,679	38.0%

Gross revenue international	11,849	100.0%	13,234	100.0%	1,343	100.0%
Freight expense	7,321	61.8%	8,260	62.4%	777	57.9%
Gross profit international	4,528	38.2%	4,974	37.6%	566	42.1%

Total revenue	$66,666	100.0%	$75,773	100.0%	$8,394	100.0%
TOTAL GROSS PROFIT	$24,477	36.7%	$26,220	34.6%	$3,245	38.7%

Domestic gross profit decreased by 6.1% during the 2009 reporting period in comparison to the 2008 reporting period as declines in fuel driven purchased transportation expenditures were outpaced by the decrease in gross revenue. As with gross revenue, the decline in gross profit dollars generated was mitigated by the 5 week differential that exists between the 2009 and 2008 reporting periods. Gross profit for the 6 week predecessor period was $2.7 million. The improved gross margin profit percentage from 34.0% in the 2008 reporting period to 36.4% in the 2009 reporting period was the combined result of numerous initiatives to reduce transportation cost. These initiatives include the use of intermodal transportation and increasing our pool of carriers as we looked to achieve lower rates per lane. The Company’s use of intermodal transportation in 2009 increased 33% over prior year, with rail transportation representing approximately 15% of all the miles traveled in distributing the domestic pool tonnage in 2009. Intermodal transportation is generally less expensive than road transportation by as much as 30% in the transportation lanes where it is used.

International gross profit decreased by 9.0% during the 2009 reporting period in comparison to the 2008 reporting period, with the gross profit decline being mitigated by the 5 week differential that exists between the 2009 and 2008 reporting periods. This decrease is the result of the decline in tonnage and the change in the mix of international’s services, which also resulted in an improvement in gross margin percentage to 38.2% of gross revenue in the 2009 reporting period. Gross profit for the 6 week predecessor period was $566,000.

Selling, Operating and Administrative Expenses. The three tables below summarize selling, operating and administrative expenses (one each for company-wide, domestic and international expenses) for the 52 weeks ended January 2, 2010, 47 weeks ended January 3, 2009, and 6 weeks ended February 11, 2008.

	Successor	Successor	Predecessor
	52 Weeks Ended	47 Weeks Ended	6 Weeks Ended
TOTAL	January 2, 2010	January 3, 2009	February 11, 2008
Salaries and wages	$13,562	$11,721	$1,348
Group insurance	1,059	1,098	136
Profit sharing	(29)	226	20
Workers' compensation	278	122	14
	14,870	13,167	1,518

Packaging, office, comp. supplies	907	1,048	114
Occupancy expenses	3,002	2,749	315
Insurance	249	216	13
Cargo loss & damage	229	89	16
Other OSG&A(1)	6,269	4,915	409
	10,656	9,017	867
	25,526	22,184	2,385

Personnel expense to gross revenue	22.3%	17.4%	18.1%
All other OSG&A to gross revenue	16.0%	11.9%	10.3%
Total OSG&A to gross revenue	38.3%	29.3%	28.4%

(1)	Other OSG&A consists of repairs and maintenance, travel expenses, dues and subscriptions, warehouse equipment rentals, licenses, non-cash compensation, legal and professional fees.

Total Selling, Operating and Administrative Expenses — Total selling, operating and administrative expenses increased 15.2% to $25.6 million during the 2009 reporting period in comparison to the 2008 reporting period. The increase in selling, operating and administrative expense was primarily due to $1.0 million of severance expense, $0.6 million of additional expenses associated with new sales, information technology and administrative personnel, $0.7 million of expenses relating to costs associated with arbitrating the escrow claim, $0.1 million charge relating to additional bank fees and cost associated with amending the credit facility, $0.5 million increase associated with information technology consultants and recruiting costs, offset by a $0.2 million reduction of profit sharing associated with the elimination of the 401K match by the Company and offset by $1.6 million of cost reductions that were implemented during the third quarter of 2009. Approximately $2.0 million of the increase in total selling, operating and administrative expense was the result of the 5 week differential between the reporting periods being compared. Total selling, operating and administrative expenses for the 6 week predecessor period were $2.4 million.

	Successor	Successor	Predecessor
	52 Weeks Ended	47 Weeks Ended	6 Weeks Ended
Domestic Division	January 2, 2010	January 3, 2009	February 11, 2008
Salaries and wages	$10,864	$9,234	$1,052
Group insurance	838	812	101
Profit sharing	(29)	167	17
Workers' compensation	216	103	12
	11,889	10,316	1,182

Packaging, office, comp. supplies	686	682	69
Occupancy expenses	2,218	2,006	221
Insurance	182	151	9
Cargo loss & damage	202	71	13
Other OSG&A	5,417	4,179	341
	8,705	7,089	653

	$20,594	$17,405	$1,835

Personnel expense to gross revenue	21.7%	16.5%	16.8%
All other OSG&A to gross revenue	15.9%	11.3%	9.3%
Total OSG&A to gross revenue	37.6%	27.8%	26.1%

Domestic Selling, Operating and Administrative — Domestic selling, operating and administrative expenses increased $3.2 million to $20.6 million in 2009 reporting period from $17.4 million in the 2008 reporting period. Approximately $1.5 million of the increase is explained by the 5 week report period differential that exists between the reporting periods. Domestic personnel expenses increased $1.6 million as the Company strengthened its accounting, information technology and sales and marketing departments at a cost of $0.7 million, and incurred severance expense of $1.0 million offset by a $0.2 million reduction of profit sharing associated with the elimination of the 401(K) match by the Company. Personnel expenses were further reduced by more than $1.0 million as a result of a reduction in work force initiative in the third quarter of 2009. Approximately $1.1 million of the $1.6 million increase in domestic personnel expenses is explained by the 5 week difference between the reporting periods being compared. Other OS&A costs increased by $1.2 million to $5.4 million in the 2009 reporting period versus $4.2 million in the 2008 reporting period. Costs associated with arbitrating the escrow claim amount to approximately $0.7 million of the increase, with the remainder of the increase being the result of a $0.1 million charge relating to additional bank fees and costs associated with amending the credit facility, and a $0.4 million increase in information technology consultants and recruiting costs. Domestic selling, operating and administrative expenses for the 6 week predecessor period was $1.8 million.

	Successor	Successor	Predecessor
	52 Weeks Ended	47 Weeks Ended	6 Weeks Ended
International Division	January 2, 2010	January 3, 2009	February 11, 2008
Salaries and wages	$2,698	$2,487	$296
Group insurance	221	286	35
Profit sharing	-	59	3
Workers' compensation	62	19	2
	2,981	2,851	336

Packaging, office, comp. supplies	221	366	45
Occupancy expenses	784	743	94
Insurance	67	65	4
Cargo loss & damage	27	18	3
Other OSG&A	852	736	68
	1,951	1,928	214
	$4,932	$4,779	$550

Personnel expense to gross revenue	25.2%	21.5%	25.0%
All other OSG&A to gross revenue	16.4%	14.6%	15.9%
Total OSG&A to gross revenue	41.6%	36.1%	40.9%

International Selling, Operating and Administrative — International selling, operating and administrative expenses increased $0.1 million to $4.9 million in the 2009 reporting period as compared to the 2008 reporting period, with the entire increase being the result of the 5 week differential between the reporting periods being compared. The Company continues to implement its strategy of growing the international division and deploying more efficient processes.

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

Simultaneously with the Acquisition, we entered into a credit agreement with BOA (at the time known as LaSalle Bank National Association), which was subsequently amended on April 17, 2009, September 15, 2009 and February 26, 2010.  The credit agreement with BOA, as amended, provided for a term loan of $ 4.7 million and revolving loans and letters of credit of up to $2.128 million.  As of January 2, 2010, the outstanding balance of the term loan was $2.895 million, the outstanding balance of the revolving loans was $ 0 and the outstanding balance of the letters of credit was $0.718 million.  On March 5, 2010, the Company entered into the Credit Agreement with Cole Taylor Bank, using a portion of the proceeds from its initial loan under the new Facility, in combination with available cash, to repay its then-existing loans from BOA.  Under the new Facility, the Company received a financing commitment of up to $6 million.  Interest on the new Facility is payable at 200 basis points over the prime rate or 450 basis points over LIBOR.  The new Facility is secured by substantially all of the Company’s assets.   The Credit Agreement and the new Facility are more fully described under Item 1 in the section entitled “Recent Events – Credit Facility with Cole Taylor Bank.”

The amortization of the identifiable intangibles is a $1.249 million charge per year for financial statement purposes.  This amortization is not deductible for tax purposes.  Consequently, our future outlays for income taxes are expected to exceed our income tax expense by approximately $0.500 million per year assuming a 40% effective tax rate.  However, the Company has sufficient ability to carry back $2.493 million of income against prior year taxes, which will reduce the current year’s taxes paid.

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

Cash Flows

The following table summarizes our historical cash flows:

	(Thousands)
	CHI	CHI	CGI
	Successor	Successor	Predecessor
	Year Ended	47 Weeks Ended	6 Weeks Ended
	January 2, 2010	January 3, 2009	February 11, 2008
Cash provided by operating activities	$1,237	$3,304	$842
Cash (used in) investing activities	$(908)	$(396)	$(7)
Cash (used in) financing activities	$(1,365)	$(10,169)	$-

The discussion of our cash flows that follows is based on our historical cash flows for the 52 weeks ended January 2, 2010, the 47 week period ended January 3, 2009 and the 6 week period ended February 12, 2008.

Cash Flow from Operating Activities. Net cash provided by operating activities for the 52 weeks ended January 2, 2010, the 47 week period ended January 3, 2009, and the 6 week period ended February 12, 2008, were approximately $1.2 million, $3.3 million and $0.8 million, respectively. The decrease in cash flow in 2009 was associated with the economic recession and the significant drop in advertising revenues of the products for which we arrange the shipment.

Cash Flow from Investing Activities. Net cash used in investing activities for the 52 weeks ended January 2, 2010, the 47 week period ended January 3, 2009, and the 6 week period ended February 12, 2008 was $0.9 million, $0.4 million and $0.0 million, respectively. Capital expenditures were $0.9 million for 2009 versus $0.6 million for 2008.

Cash Flow from Financing Activities. Net cash used in financing activities for the 52 weeks ended January 2, 2010, the 47 week period ended January 3, 2009, and the 6 week period ended February 12, 2008, were approximately $1.4 million, $10.2 million and $0.0 million, respectively. The net cash used by financing activities for the 52 weeks ended January 2, 2010 was the repayment of the term loan of $1.4 million. The net cash used by the financing activities for the 47 weeks ended January 3, 2009 resulted in borrowing of $4.7 million under the Bank of America facility, offset by the $14.4 million in payments to shareholders who chose to convert their shares as part of the Acquisition and by the repayment of the term loan of $0.5 million.

Business and Credit Concentration Risks

Domestically, the Company maintains cash and cash equivalents in two banks. The bank balances at year end were in non-interest bearing accounts, which are fully insured by the FDIC. Under the Temporary Liquidity Guarantee Program, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account through June 30, 2010.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventories, assets held for sale, income taxes and loss contingencies. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions or conditions.

Basis of Presentation — In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” This statement modifies the U.S. GAAP hierarchy by establishing only two levels of U.S. GAAP, authoritative and non-authoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“FASB ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards except for additional authoritative rules and interpretive releases issued by the SEC. Non-authoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize U.S. GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section and paragraph, each of which is identified by a numerical designation. This statement applies beginning in third quarter 2009. All accounting references have been updated, and therefore SFAS references have been replaced with FASB ASC references.

Fiscal Year End —  The accompanying consolidated statements of operations, cash flows and stockholder’s equity are presented for two periods: Predecessor and Successor, which relate to the period preceding the Acquisition and the period succeeding the Acquisition, respectively. The Predecessor period pertains to CGI and includes activity for the 6 weeks ended February 11, 2008. The Successor period pertains to CHI and includes activity for the 47 weeks ended January 3, 2009. Starting with fiscal year 2008, the Company, due to the Acquisition of CGI, has adopted CGI’s fiscal year methodology of a 52 – 53 week fiscal year ending on the Saturday closest to December 31. Until fiscal year 2008, the Company used a calendar year ending on December 31, as its fiscal year.

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

Business Combinations —  The Company has accounted for the Acquisition under the purchase method of accounting in accordance with FASB Topic ASC 805, “Business Combinations”. Accordingly, the cost of the Acquisition has been allocated to the assets and liabilities based upon their respective fair values, including identifiable intangible assets (such as, non-compete agreements, trade names, and customer relationships) and the remaining cost allocated to goodwill.

Recognition of Revenue  —  Gross revenues consist of the total dollar value of goods and services purchased from the Company by our customers.  FASB Topic ASC 605, “Revenue Recognition”, establishes the criteria for recognizing revenues on a gross or net basis.  All transactions are recorded at the gross amount charged to customers for service.  In these transactions, the Company is the primary obligor, a principal to the transaction, assumes all credit risk, maintains substantially all risks and rewards, has discretion to select the supplier, and has latitude in pricing decisions. The Company has no material revenues relating to activities where these factors are not present.

Gross revenue for domestic ground freight is recognized based upon the relative transit time in each reporting period with the freight costs recognized as incurred.  Domestic ground freight estimates are highly predictable and are based on historical delivery data.

Gross revenue and freight costs for international air and ocean freight forwarding services are recognized based upon the estimated arrival date of the shipments. International air and ocean freight transit estimates are based on published third party carrier arrival schedules.

Cash and Cash Equivalents — For purposes of the consolidated statements of cash flows, the Company considers all short term, highly liquid investments with an original maturity of less than 90 days to be cash equivalents.

Accounts Receivable — Accounts receivable are recorded at management's estimate of net realizable value. Management evaluates the adequacy of the allowance for uncollectible accounts on a customer specific basis. These factors include historical trends, general and specific economic conditions and local market conditions. Accounts are written off when management determines collection is doubtful. The balances for the allowance for uncollectible accounts were $244,000 and $348,000 as of January 2, 2010, and January 3, 2009, respectively.

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

Fair Value of Financial Instruments — The Company's financial instruments consist of accounts receivable, accounts payable and debt. The fair value of these financial instruments approximates their carrying value.

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

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates are based on several factors including the facts and circumstances available at the time the estimates are made, historical experience, risk of loss, general economic conditions and trends, and the assessment of the probable future outcome. Some of the more significant estimates include accounting for doubtful accounts, useful lives of property and equipment and intangible assets, purchase price allocations of acquired businesses, valuation of assets including goodwill and other intangible assets, estimates of the realizability of deferred tax assets, assumptions used in the valuation of stock based compensation, incurred but not report claims and estimates of delivery time. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the statement of operations in the period that they are determined.

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

The Company uses a combination of insurance and self-insurance to provide for the liabilities for workers’ compensation, healthcare benefits, general liability, property insurance, and vehicle liability. Liabilities associated with the self-insured risks are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other assumptions. The estimated accruals for these liabilities, portions of which are calculated by independent third party service providers, could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. The self-insurance reserve for medical, dental and workers’ compensation was included in “accrued expense” on the balance sheets at January 2, 2010, and January 3, 2009, and was $244,000 and $395,000, respectively.

Accounting for Goodwill, Intangibles and Other Long-Lived Assets —  The Company accounts for goodwill, intangibles and other long-lived assets in accordance with FASB Topic ASC 350, “Intangibles—Goodwill and Other”, and FASB Topic ASC 360, “Property, Plant, and Equipment”.

 Under FASB Topic ASC 805, “Business Combinations”, goodwill represents the excess of cost (purchase price) over the fair value of net assets acquired. Acquired intangibles are recorded at fair value as of the date acquired using the purchase method. Under FASB Topic ASC 350, “Intangibles—Goodwill and Other”, goodwill and other intangible assets determined to have an indefinite life are not amortized, but are tested for impairment at least annually or when events or changes in circumstances indicate that the assets might be impaired. The impairment test for intangible assets consists of a comparison of its fair value with its carrying value, if the carrying amount exceeds its fair value, an impairment loss is recognized.

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

Comprehensive Income —  FASB Topic ASC 220, “Comprehensive Income”, established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income for the 52 weeks ended January 2, 2010, 47 weeks ended January 3, 2009, and the 6 weeks ended February 12, 2008 were the same as net income for the Company.

Stock Based Compensation —  FASB Topic ASC 718, “Compensation – Stock Compensation” requires the Company to recognize expense for its share-based compensation based on the fair value of the awards that are granted. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model. Option valuation methods require the input of highly subjective assumptions, including the expected stock price volatility. Measured compensation expense related to such option grants, is recognized ratably over the vesting period of the related grants. (Note 11) Prior to the acquisition there was no stock based compensation.

Foreign Currency — For consolidation purposes, assets and liabilities expressed in currencies other than U.S. dollars are translated at the rates of exchange effective at the balance sheet date. These gains and losses arising on re-measurement are accounted for in the income statement. Gains and losses on translation were not material.

Income Taxes —  The Company early adopted the provisions of FASB Topic ASC 740, “Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements and requires companies to use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. For the 52 weeks ended January 2, 2010 and the 47 weeks ended January 3, 2009, the Company had no material unrecognized income tax benefits, expected changes to unrecognized income tax benefits or interest and penalties.

The Company’s accounting policy for recognition of interest and penalties related to income taxes is to include such items as a component of income tax expense.

CGI was a subchapter S corporation through February 12, 2008, the date of acquisition. Prior to February 12, 2008, CGI was not subject to federal or state income tax, with the exception of certain states that do not recognize federal S corporation status. CGI had evaluated the potential tax, interest and penalties relating to this exposure as of December 29, 2007; it was determined to be immaterial. Upon acquisition, CGI’s S corporation status was terminated, and after that date, the Company will be taxed as a C corporation for federal and state income tax purposes. The Company will file a consolidated income tax return for federal tax purposes and in states where consolidated filings are allowed or required. The Company will file income tax returns in the United Kingdom for its discontinued foreign subsidiary for 2008. The Company will begin filing in all jurisdictions determined by the Company to have potential exposure in 2008. In addition, the Company, as a result of a nexus study, had determined that an increase in the number of states the Company currently files in will be implemented. The impact of these increased filings has been accounted for in the tax provision for the 53 weeks ended January 3, 2009. All tax years since 2006 have been filed or yet to be filed are open to examination by the appropriate tax authorities.

FASB Topic ASC 740,“Income Taxes” —  Management has developed control processes and procedures that will achieve the following control objectives with respect to FASB Topic ASC 740 and uncertain tax positions:

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

Earnings Per Common Share (“EPS”) —  Prior to the Acquisition, the Company was privately held and did not calculate earnings per share.

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

The average market price of the Company’s common stock from January 4, 2009, to January 2, 2010, was $.65 and since it was lower than the exercise price of the warrants, the impact of the warrants is excluded from the diluted EPS calculation for the 52 week period ended January 2, 2010.

The average market price of the Company’s common stock from January 12, 2008, to January 3, 2009, was $2.20 and since it was lower than the exercise price of the warrants, the impact of the warrants is excluded from the diluted EPS calculation for the 47 week period ended January 3, 2009.

During the 52 weeks ended January 2, 2010, the average market price of the Company’s stock was not higher than the exercise price of certain options granted, therefore, the impact of certain stock options is excluded in the diluted EPS calculations for the 52 weeks ended January 2, 2010.

During the 47 weeks ended January 3, 2009, the average market price of the Company’s stock was not higher than the exercise price of certain options granted, therefore, the impact of certain stock options is excluded in the diluted EPS calculations for the 47 weeks ended January 3, 2009.

New Accounting Standards

Fair Value Measurements

In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance is contained in ASC Topic 820 “Fair Value Measurements and Disclosures.” This guidance does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. The effective date of this guidance for financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis was January 1, 2008, and the Company did adopt the provisions of this guidance at that time as it related to financial assets and liabilities recognized or disclosed at fair value on a recurring basis. Effective January 1, 2009, pursuant to this guidance, the Company adopted the provisions of this guidance as it relates to non financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of this guidance had no impact on the Company’s financial statements.

In April 2009, the FASB issued guidance that extends the disclosure requirements regarding the fair value of financial instruments to interim financial statements of publicly traded companies. This guidance is primarily contained in ASC Topic 825 “Financial Instruments” and ASC Topic 270 “Interim Reporting.” This guidance is effective for interim periods ending after June 15, 2009. The adoption of this guidance had no impact on the Company’s financial statements.

Collaborative Arrangements

In December 2007, the FASB issued guidance to participants in a collaborative arrangement which is contained in ASC Topic 808. A collaborative arrangement is a contractual arrangement that involves a joint operating activity. These arrangements involve two (or more) parties who are both (a) active participants in the activity and (b) exposed to significant risks and rewards dependent on the commercial success of the activity. Many collaborative arrangements involve licenses of intellectual property, and the participants may exchange consideration related to the license at the inception of the arrangement. Participants in a collaborative arrangement shall report costs incurred and revenue generated from transactions with third parties (that is, parties that do not participate in the arrangement) in each entity's respective income statement pursuant to such guidance. An entity should not apply the equity method of accounting to activities of collaborative arrangements. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this guidance had no material impact on the Company’s financial statements.

Business Combinations

On January 4, 2009, we adopted the accounting pronouncements relating to business combinations (primarily contained in ASC Topic 805 “Business Combinations”), including assets acquired and liabilities assumed arising from contingencies. These pronouncements established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree as well as provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In addition, these pronouncements eliminate the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and require an acquirer to develop a systematic and rational basis for subsequently measuring and accounting for acquired contingencies depending on their nature. Our adoption of these pronouncements will have an impact on the manner in which we account for any future acquisitions.

Non-Controlling Interests in Consolidated Financial Statements

On January 4, 2009, we adopted the accounting pronouncement on non-controlling interests in consolidated financial statements, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance is primarily contained in ASC Topic 810 “Consolidation”. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of this standard has not had a material impact on our consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued guidance that is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance is contained in ASC Topic 855 “Subsequent Events.” It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of this guidance as of June 30, 2009.

Other

In June 2009, an update was made to “Consolidation – Consolidation of Variable Interest Entities.” Among other things, the update replaces the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (VIE) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a Company’s involvement in VIEs. This update will be effective for the Company beginning January 4, 2010. The Company is evaluating the impact that this guidance will have on its financial statements, if any.

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

Under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that control deficiencies which constitute a material weakness, as discussed below, existed in our internal control over financial reporting as of January 2, 2010. We view our internal control over financial reporting as integral to our disclosure controls and procedures. Because of these material weaknesses, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of January 2, 2010.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’). Our internal control over financial reporting includes policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Our management, with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of January 2, 2010. In making the assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’) in Internal Control — Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of our internal control over financial reporting as of January 2, 2010, our management identified the following material weaknesses in the Company’s internal control over financial reporting:

•	We determined that our information technology system control processes were inadequate or ineffective.
•	We determined that controls necessary to identify all adjustments required to generate a consolidated financial report were inadequate or ineffective.

Based on our assessment and because of the material weaknesses described above, as well as our inability to file timely the Form 10-K with the SEC, management concluded that our internal control over financial reporting was not effective as of January 2, 2010. The Company is in the process of remediating these material weaknesses, as described below.

In light of the material weaknesses described above, we performed additional analyses and other post-closing procedures to determine that our financial statements included in this report were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Remediation Activities

Our management has discussed the material weaknesses described above with our Audit Committee. In an effort to remediate the identified material weaknesses, we have initiated and/or undertaken the following actions:

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

(3)
Our new financial system and software has been acquired, is in the implementation process, and will be operational by the end of the 2nd quarter of 2010. This software and system has been and is currently used in many public companies, has a global presence and provides off the shelf capabilities and features that reduce the complexity and intricacy of designing and developing accounting and reporting controls and capabilities, thus accelerating the implementation. The activities of Business Requirements and Analysis have been completed, and we are following a proven methodology of design and integration of the software to meet the specific needs of Clark’s business. The new financial system will integrate controls, administrative and management reporting capabilities with improved security over the data and improved audit capabilities. The use of this modern database-oriented financial and accounting system will improve the Company’s ability to perform detailed analysis and reporting, reduce the monthly, quarterly and annual information cycles, as related to accounting and compliance reporting, provide a higher level of automated control on system access and enable user process workflow capabilities.

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

(5)
The IT department, in conjunction with Company management and external consultants, has developed a specific framework that is guiding the scoping and initiation of a series of projects and initiatives targeting specific remediation activities and change management issues relating to the material weaknesses and improving the Company’s capabilities to manage data, systems and software. A communications program is planned to reach out to operations and support personnel across all of the Company in support of these efforts. Areas where documentation, methodologies, processes, procedures and guidelines are required to help meet compliance targets are being reviewed and improvements are being made as we go forward. In several cases, where technology can be used to improve and augment administrative controls and compliance, investment options are being investigated, selectively reviewed and appropriate recommendations are being made.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have not been any changes in our internal control over financial reporting in the quarter ended January 2, 2010, which have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

See Item 14.

Item 11. Executive Compensation

See Item 14.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Item 14.

Item 13. Certain Relationships and Related Transactions, and Director Independence

See Item 14.

Item 14. Principal Accountant Fees and Services

The information required by Items 10, 11, 12, 13 and 14 will be contained in, and is incorporated by reference from, our Definitive Proxy Statement on Schedule 14A for our 2010 annual meeting of stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this annual report.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this annual report:

1.	Financial Statements:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at January 2, 2010 and January 3, 2009

•	Consolidated Statements of Operations for the years ended January 2, 2010 and January 3, 2009

•	Consolidated Statements of Shareholders’ Equity for the years ended January 2, 2010 and January 3, 2009

•	Consolidated Statements of Cash Flows for the Years ended January 2, 2010 and January 3, 2009

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

None.

3.	Exhibits:

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of May 18, 2007, and amended on November 1, 2007, by and among Registrant, The Clark Group, Inc. and the stockholders of The Clark Group, Inc.(1)

3.1	Amended and Restated Certificate of Incorporation of Registrant.(2)

3.2	Bylaws of the Registrant.(3)

4.1	Specimen Unit Certificate.(2)

4.2	Specimen Common Stock Certificate.(2)

4.3	Specimen Warrant Certificate.(2)

4.4	Warrant Agreement.(4)

4.5	First Supplemental Warrant Agreement by and between the Registrant and The Bank of New York.(5)

10.1	Form of Stock Transfer Agency Agreement entered into by and between The Bank of New York and the Registrant.(4)

10.2	Form of Registration Rights Agreement among the Registrant and the stockholders listed on the signature page thereto.(4)

10.3	Agreement dated February 1, 2008, among Clark-GLAC Investment, LLC, James J. Martell, Gregory E. Burns, Maurice Levy, Mitchel Friedman and the Registrant.(6)

10.4	Agreement dated February 1, 2008, among James J. Martell, Gregory E. Burns, Donald McInnes, Charles Royce, Edward Cook and the Registrant.(6)

10.5	Agreement dated February 8, 2008, among Clark-GLAC Investment, LLC, James J. Martell, Gregory E. Burns, Charles Royce and Mitchel Friedman, and the Registrant.(7)

10.6	Stockholder Escrow Agreement, dated February 12, 2008, by and among the Registrant, the parties listed under Stockholders on the signature page thereto and The Bank of New York.(1)

10.7	Registrant’s 2007 Long-Term Incentive Equity Plan.(1)

10.8	Employment Agreement, dated October 27, 2009, by and between The Clark Group, Inc. and Charles H. Fischer III.

10.9
Settlement Agreement and Mutual Release, dated as of December 31, 2009, by and between Clark Holdings, Inc. f/k/a Global Logistics Acquisition Corporation, The Clark Group, Inc., Donald G. McInnes, Gregory E. Burns, Brian Bowers, Edward W. Cook, Maurice Levy, Charles H. “Skip” Fischer III, Brian Gillen, Stephen M. Spritzer, and Charles C. Anderson, Jr., or in his absence Jay Maier, as representative of the sellers of the capital stock of Clark Group, Cherokee Capital Management, LLC, Joel R. Anderson, Charles C. Anderson, Jr., Delaware ESBT for Charles C. Anderson, Jr., Terry C. Anderson, Clyde B. Anderson, Harold M. Anderson, Charles C. Anderson III, Frank Stockard, Bill Lardie, Jay Maier, Delaware ESBT for Jay Maier, David Gillis, John Barry and Timothy Teagan.(8)

10.10
Credit and Security Agreement, dated as of March 5, 2010, by and between Cole Taylor Bank and Clark Holdings Inc., The Clark Group, Inc., Clark Distribution Systems, Inc., Highway Distribution Systems, Inc., Clark Worldwide Transportation, Inc. and Evergreen Express Lines, Inc.(9)

14.1	Registrant’s Code of Ethics.(4)

21.1	List of Subsidiaries.(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Definitive Proxy Statement (No. 001-32735), filed January 28, 2008.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 7, 2008.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 2, 2008.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-128591).
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 1, 2008.
(7)	Incorporated by reference to the Registrant’s Amended Current Report on Form 8-K, filed February 20, 2008.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed January 7, 2010.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 11, 2010.

CLARK HOLDINGS INC.
(Formerly Global Logistics Acquisition Corporation)

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Clark Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Clark Holdings, Inc. (formerly Global Logistics Acquisition Corporation) and subsidiaries (collectively, the “Company”) or (successor) as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the 52 week period ended January 2, 2010 and the 47 week period ending January 3, 2009 and the consolidated statements of operations, changes in stockholders’ equity, and cash flows of The Clark Group, Inc. (predecessor) for the 6 week period ended February 11, 2008. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clark Holdings, Inc. as of January 2, 2010 and January 3, 2009, and the results of its operations and its cash flows for the 52 week period ended January 2, 2010 and the 47 week period ended January 3, 2009 and the results of operations and cash flows of The Clark Group, Inc. for the 6 week period ended February 11, 2008 in conformity with accounting principles generally accepted in the United States of America.

ParenteBeard LLC
Philadelphia, Pennsylvania
April 19, 2010

CLARK HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	January 2, 2010	January 3, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,879	$3,915
Restricted cash	718	—
Accounts receivable, net of allowance for doubtful accounts of $244 and $348, respectively (includes related party sales of $5 and $333, respectively)	5,102	5,557
Other receivables	52	62
Prepaid expenses	759	1,594
Deferred tax assets-current	483	718
Total current assets	9,993	11,846

PROPERTY AND EQUIPMENT, net of accumulated depreciation	2,529	1,925

INTANGIBLE ASSETS, net of accumulated amortization	14,257	16,746

Total assets	$26,779	$30,517

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long term debt	$2,895	$1,184
Accounts payable	3,502	2,500
Accrued expenses and other payables	5,194	5,428
Total current liabilities	11,591	9,112

COMMITMENTS AND CONTINGENCIES
Long term debt	—	3,076
Deferred tax liabilities-non-current	5,267	6,576

STOCKHOLDERS' EQUITY
Preferred stock-$.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock-$.0001 par value; 400,000,000 shares authorized; 10,859,385 issued and outstanding at January 2, 2010 and January 3, 2009	1	1
Additional paid-in capital	73,535	73,427
Deficit	(63,615)	(61,675)
Total stockholders' equity	9,921	11,753
Total liabilities and stockholders' equity	$26,779	$30,517

See Notes to Consolidated Financial Statements

CLARK HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except share data)

	Clark Holdings Inc.		CGI
	Successor		Predecessor
	For 52 Weeks Ended	For 47 Weeks Ended	For 6 Weeks Ended
	January 2, 2010	January 3, 2009	January 3, 2009

Gross revenues (includes related party sales of $1,223, $2,418 and $388 respectively)	$66,666	$75,773	$8,394

Freight expense	(42,189)	(49,553)	(5,149)

Depreciation and amortization	(1,716)	(1,424)	(27)

Impairment of goodwill and intangible assets	(1,077)	(66,568)	—

Selling, operating and administrative expenses	(25,526)	(22,184)	(2,385)
(Loss) income from operations	(3,842)	(63,956)	833

Interest income	1	20	3
Other income	1,286	—	—
Interest expense	(206)	(165)	(2)
(Loss) income before income taxes	(2,761)	(64,101)	834

Income tax benefit	821	378	—

Net (loss) income	$(1,940)	$(63,723)	$834

Weighted average number of shares outstanding:
Basic	10,859	11,306
Diluted	10,859	11,306

Net ( loss ) per share:
Basic	$(0.18)	$(5.64)
Diluted	$(0.18)	$(5.64)

See Notes to Consolidated Financial Statements

CLARK HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands, except share data)

	Voting $1 Par Value			Non-Voting $1 Par Value
	Common Stock			Common Stock
		Number Of	Common		Number Of	Common				Additional	Retained
	Autorized	Shares	Stock	Autorized	Shares	Stock			Restricted	Paid-In	Earnings
	Shares	Outstanding	Voting	Shares	Outstanding	Non-Voting	Shares	Amount	Shares	Capital	(Deficit)	Total
Balance - December 29, 2007	2,500	910	1	22,500	8,190	8	0	0	0	1,041	12,468	13,509
Net income for the year ended December 29, 2007											834	834
Balance - February 11, 2008	2,500	910	1	22,500	8,190	8	0	0	0	1,041	13,302	14,343

CHI
Successor
Balance - February 12, 2008							13,500,000	$1		67,174	2,048	69,223

Equity issuance per Purchase Agreement							320,276			2,473		2,473
Transfer in from contingency for stock conversion, net										18,147		18,147
Reduction due to stock conversion							(1,787,453)			(14,429)		(14,429)
Restricted shares per Stockholders' Escrow Agreement							(1,173,438)		1,173,438			—
Net loss for 47 weeks ended January 3, 2009											(63,723)	(63,723)
Adjustment for option expense										62		62
Balance - January 3, 2009							10,859,385	$1	1,173,438	$73,427	$(61,675)	$11,753
Net loss for 52 weeks ended January 2, 2010											(1,940)	(1,940)
Adjustment for option expense										108		108
Balance - January 2, 2010							10,859,385	$1	1,173,438	$73,535	$(63,615)	$9,921

See Notes to Consolidated Financial Statements

CLARK HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Clark Holdings Inc.		CGI
	Successor		Predecessor
	52 Weeks	47 Weeks	6 Weeks
	Ended	Ended	Ended
	January 2, 2010	January 3, 2009	Feb 11,2008
Cash Flows from Operating Activities:
Net (loss) income	$(1,940)	$(63,723)	$834
Adjustment to reconcile net (loss) income to cash flows from operating activities
Depreciation	304	150	27
Amortization	1,412	1,246	—
Impairment of goodwill and intangible assets	1,077	66,568	—
Shared-based compensation cost	108	62	—
Deferred income tax benefit	(1,074)	(1,069)	—
Changes in operating assets and liabilities:
(Increase) in restricted cash	(718)	—	—
Decrease in accounts receivable	455	160	645
Decrease in other receivables	10	283	13
(Increase) Decrease in prepaid expense	835	(541)	53
(Increase) Decrease in currents assets of discontinued operations	—	388	50
Increase (Decrease) in accounts payable	1,002	(3,515)	(770)
Increase (Decrease) in accrued expenses and other payable	(234)	3,427	(16)
Increase (Decrease) in currents liabilities of discontinued operations	—	(132)	6
Net cash provided by operating activities	1,237	3,304	842

Cash Flows from Investing Activities:
Proceeds from released escrow fund	—	245	—
Purchase of property and equipment	(908)	(641)	(7)
Net cash (used in) investing activities	(908)	(396)	(7)

Cash Flows from Financing Activities:
Proceeds from term loan	—	4,733	—
Repayment of term loan	(1,365)	(473)	—
Costs of stock conversion	—	(14,429)	—
Net cash (used in) financing activities	(1,365)	(10,169)	—

Net (decrease) increase in cash and cash equivalents	(1,036)	(7,261)	835
Cash and cash equivalents - beginning of period	3,915	11,176	1,472
Cash and cash equivalents - end of period	$2,879	$3,915	$2,307
Cash paid during the period
Income taxes	$351	$326	$—
Interest	$206	$165	$2

See Notes to Consolidated Financial Statements

CLARK HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS OPERATIONS:

Clark Holdings Inc. (formerly “GLAC”) (the ‘‘Company’’ or  “CHI”) entered into a Stock Purchase Agreement with The Clark Group, Inc. (“CGI”) and CGI’s stockholders on May 18, 2007, the “Acquisition”.  The Stock Purchase Agreement was subsequently amended on November 1, 2007.  On February 12, 2008, the Company consummated the Acquisition contemplated by the Stock Purchase Agreement.  At the closing of the Acquisition, the Company purchased all of the issued and outstanding capital stock of CGI.  The accompanying consolidated statements of operations, cash flows and stockholder’s equity are presented for two periods: Predecessor and Successor, which relate to the period preceding the Acquisition and the period succeeding the Acquisition, respectively. The Predecessor period pertains to CGI and includes activity for the 6 weeks ended February 11, 2008.  The Successor period pertains to CHI and includes activity for the 47 weeks ended January 3, 2009.  Starting with fiscal year 2008, the Company, due to the Acquisition of CGI, has adopted CGI’s fiscal year methodology of a 52 – 53 week fiscal year ending on the Saturday closest to December 31. Until fiscal year 2008, the Company used a calendar year ending on December 31, as its fiscal year.

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

The Company is a principal and also provides limited brokerage transportation services.  By accepting the customer’s order, it accepts certain responsibilities for transportation of the shipment from origin to destination.  The Company selects carriers based upon myriad factors that include service reliability and pricing.  Carrier pricing is typically from a pre-negotiated tariff rate table.  The carrier’s contract is with the Company, not its customer, and the Company is responsible for payment of carrier charges. In the cases where the Company has agreed to pay for claims for damage to domestic freight while in transit, when appropriate the Company will pursue reimbursement from the carrier for the claims.

As shown in the accompanying consolidated financial statements, the Company incurred a net loss of approximately $1.940 million for the 52 weeks ended January 2, 2010.  At the end of the second quarter of 2009, management completed a series of cost restructurings including a reduction in workforce, wage freezes and wage reductions that resulted in reducing the annual payroll by $2.4 million per year.  In addition, the Company reduced capital expenditure budgets and  secured a new credit facility agreement on March 9, 2010 (Note 9).  Management believes that these actions taken to revise the Company’s operating and financial requirements allows the Company to sustain its future operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Codification — In July 2009, the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“US-GAAP” or “GAAP”) in the United States. This guidance is contained in ASC Topic 105 “Generally Accepted Accounting Principles.” The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. This guidance is effective for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of this guidance as of September 30, 2009. The Company’s accounting policies were not affected by the conversion to the ASC. However, references to specific accounting standards have been changed to refer to the appropriate section of the ASC.

Fiscal Year End —  The accompanying consolidated statements of operations, cash flows and stockholder’s equity are presented for two periods: Predecessor and Successor, which relate to the period preceding the Acquisition and the period succeeding the Acquisition, respectively. The Predecessor period pertains to CGI and includes activity for the 6 weeks ended February 11, 2008.  The Successor period pertains to CHI and includes activity for the 47 weeks ended January 3, 2009.  Starting with fiscal year 2008, the Company, due to the Acquisition of CGI, has adopted CGI’s fiscal year methodology of a 52 – 53 week fiscal year ending on the Saturday closest to December 31. Until fiscal year 2008, the Company used a calendar year ending on December 31, as its fiscal year.
Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company transactions have been eliminated in consolidation.  The Company is a holding company with 100 percent ownership in the following operating entities: Clark Group, Inc., Clark Distribution Systems, Inc., Clark Worldwide Transportation, Inc., Highway Distribution Systems, Inc. and Evergreen Express Lines, Inc.

Business Combinations — The Company  accounts for Acquisitions under the purchase method of accounting in accordance with FASB Topic ASC 805, “Business Combinations”.  Accordingly, the cost of the Acquisition was allocated to the assets and liabilities based upon their respective fair values, including identifiable intangible assets (such as, non-compete agreements, trade names, and customer relationships) and with the remaining cost allocated to goodwill.

Recognition of Revenue  — Gross revenues consist of the total dollar value of goods and services purchased from the Company by our customers.  FASB Topic ASC 605, “Revenue Recognition”, establishes the criteria for recognizing revenues on a gross or net basis.  All transactions are recorded at the gross amount charged to customers for service.  In these transactions, the Company is the primary obligor, a principal to the transaction, assumes all credit risk, maintains substantially all risks and rewards, has discretion to select the supplier, and has latitude in pricing decisions. The Company has no material revenues relating to activities where these factors are not present.

Gross revenue for domestic ground freight is recognized based upon the relative transit time in each reporting period with the freight costs recognized as incurred.  Domestic ground freight estimates are highly predictable and are based on historical delivery data.

Gross revenue and freight costs for international air and ocean freight forwarding services are recognized based upon the estimated arrival date of the shipments. International air and ocean freight transit estimates are based on published third party carrier arrival schedules.

Cash and Cash Equivalents — For purposes of the consolidated statements of cash flows, the Company considers all short term, highly liquid investments with an original maturity of less than 90 days to be cash equivalents.

Accounts Receivable — Accounts receivable are recorded at management's estimate of net realizable value.  Management evaluates the adequacy of the allowance for uncollectible accounts on a customer specific basis by risk category and by various percentages applied to the age of the invoice. These factors include historical trends, general and specific economic conditions and local market conditions.  Accounts are written off when management determines collection is doubtful.

Property and Equipment — Property and equipment is stated at fair value as of the date of the Acquisition of the Clark Group, Inc.  Buildings and equipment are depreciated using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized using the straight-line method over the shorter of the related lease term or useful lives of the assets.  Gains and losses on disposal of property and equipment are recognized when the asset is sold.  Expenditures for maintenance and repairs are expensed as incurred, whereas expenditures for improvements and replacements are capitalized.

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

Fair Value of Financial Instruments — The Company's financial instruments consist of accounts receivable, accounts payable and debt.  The fair value of these financial instruments approximates their carrying value due to their short term nature.

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

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates are based on several factors including the facts and circumstances available at the time the estimates are made, historical experience, risk of loss, general economic conditions and trends, and the assessment of the probable future outcome. Some of the more significant estimates include accounting for doubtful accounts, useful lives of property and equipment and intangible assets, purchase price allocations of acquired businesses, valuation of assets including goodwill and other intangible assets, estimates of the realizability of deferred tax assets, assumptions used in the valuation of stock based compensation, incurred but not report claims and estimates of delivery time. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the statement of operations in the period that they are determined.

The Company accrues freight expense for any transportation costs that have been incurred, but have not been included in accounts payable.  These estimates are used to substantiate vendor invoices for purchased transportation for shipments that have been completed at the end of the period.

The Company is self insured for a portion of its workers’ compensation.  In the ordinary course of operations, employees may be injured and file a claim for workers’ compensation.  Based upon its review of open claims, management adjusts the balance sheet accrual to maintain adequate reserves for its estimate of incurred losses, including an estimate for incurred but not reported claims (IBNR).  IBNR includes future development of incurred losses.  (See Note 10)  Actual results could differ from these estimates.

Accounting for Goodwill and Indefinite Intangibles.   Under FASB Topic ASC 805, “Business Combinations”, goodwill represents the excess of cost (purchase price) over the fair value of net assets acquired.  Acquired intangibles are recorded at fair value as of the date acquired using the purchase method.

Under FASB Topic ASC 350, “Intangibles—Goodwill and Other”, goodwill and other intangible assets determined to have an indefinite life are not amortized, but are tested for impairment at least annually or when events or changes in circumstances indicate that the assets might be impaired. The impairment test for intangible assets consists of a comparison of its fair value with its carrying value, if the carrying amount exceeds its fair value, an impairment loss is recognized.

Accounting for Other Long-Lived Assets (Intangibles with Definite Lives and Fixed Assets)  Under FASB Topic ASC 805, “Business Combinations”, acquired intangibles with definite lives and fixed assets are recorded at fair value as of the date acquired using the purchase method.

Under FASB Topic ASC 360, “Property, Plant, and Equipment”, Other identifiable intangible assets which have definite useful lives, such as the Company’s non-compete agreements and customer relationships, are amortized on a straight-line basis over the estimated useful lives of 5 to 12 years.

Stock Based Compensation —  FASB Topic ASC 718, “Compensation – Stock Compensation” requires the Company to recognize expense for its share-based compensation based on the fair value of the awards that are granted.  The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model.  Option valuation methods require the input of highly subjective assumptions, including the expected stock price volatility.  Measured compensation expense related to such option grants, is recognized ratably over the vesting period of the related grants.  Prior to the Acquisition there was no stock based compensation.

Income Taxes — The Company early adopted the provisions of FASB Topic ASC 740, “Income Taxes”.  This topic clarifies the accounting for uncertainty in income taxes recognized in the financial statements and requires companies to use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken.  For the 52 weeks ended January 2, 2010 and the 47 weeks ended January 3, 2009, the Company had no material unrecognized income tax benefits, expected changes to unrecognized income tax benefits or interest and penalties.

The Company’s accounting policy for recognition of interest and penalties related to income taxes is to include such items as a component of income tax expense.

CGI, the Predecessor, was a subchapter S corporation through February 12, 2008, the date of acquisition.  Prior to February 12, 2008, CGI was not subject to federal or state income tax, with the exception of certain states that do not recognize federal S corporation status.  CGI had evaluated the potential tax, interest and penalties relating to this exposure as of December 29, 2007; it was determined to be immaterial. Upon acquisition, CGI’s S corporation status was terminated.

The Company files consolidated income tax returns for federal tax purposes and in states where consolidated filings are allowed or required.  In addition, the Company, as a result of a nexus study, had determined that an increase in the number of states the Company filed in would be implemented.  The impact of these increased filings was accounted for in the tax provision for the 52 weeks ended January 2, 2010 and the 47 weeks ended January 3, 2009.  All tax returns and/or extensions for years from 2006 have been filed and are open to examination by the appropriate tax authorities.

FASB Topic ASC 740, “Income Taxes” —  Management has developed control processes and procedures that will achieve the following control objectives with respect to FASB Topic ASC 740 and uncertain tax positions:

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
•
All previously recognized tax positions that subsequently fail to meet the more-likely-than-not recognition threshold are recognized in the first interim period in which the recognition threshold is no longer met.

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

Earnings per Common Share (“EPS”) — Prior to the Acquisition, CGI was privately held and did not calculate earnings per share.

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

The average market price of the Company’s common stock from January 4, 2009, to January 2, 2010, was $.65 and since it was lower than the exercise price of the warrants, the impact of the warrants is excluded from the diluted EPS calculation for the 52 week period ended January 2, 2010.

The average market price of the Company’s common stock from February 12, 2008, to January 3, 2009, was $2.20 and since it was lower than the exercise price of the warrants, the impact of the warrants is excluded from the diluted EPS calculation for the 47 week period ended January 3, 2009.

During the 52 weeks ended January 2, 2010, the average market price of the Company’s stock was not higher than the exercise price of certain options granted, therefore, the impact of certain stock options is excluded in the diluted EPS calculations for the 52 weeks ended January 2, 2010.

During the 47 weeks ended January 3, 2009, the average market price of the Company’s stock was not higher than the exercise price of certain options granted, therefore, the impact of certain stock options is excluded in the diluted EPS calculations for the 47 weeks ended January 3, 2009.

The earnings per common share calculations for the 52 weeks ended January 2, 2010, and 47 weeks ended January 3, 2009, are shown below.  Earnings per share was not calculated for the 6 weeks ended February 12, 2008.

	52 Weeks Ended	47 Weeks Ended
	January 2, 2010	January 3, 2009
Basic EPS
Net loss	$(1,940,000)	$(63,723,000)

Net loss for common stock not subject to conversion	(1,940,000)	(63,723,000)
Weighted average shares	10,859,385	11,306,000

Basic loss per share	$(0.18)	$(5.64)

Diluted EPS
Net loss-see above	$(1,940,000)	$(63,723,000)
Basic weighted average shares	10,859,385	11,306,000
Dilutive effect of warrants	—	—
Dilutive effect of stock options	—	—
Diluted weighted average shares	10,859,385	11,306,000

Diluted loss per share	$(0.18)	$(5.64)

Number of Options and Warrants Excluded from EPS Calculation

Weighted average of outstanding warrants excluded	13,272,727
Weighted average outstanding options excluded	419,076
Total weighted average outstanding warrants and options excluded	13,691,803

New Accounting Standards

Fair Value Measurements

In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance is contained in ASC Topic 820 “Fair Value Measurements and Disclosures.” This guidance does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. The effective date of this guidance for financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis was January 1, 2008, and the Company did adopt the provisions of this guidance at that time as it related to financial assets and liabilities recognized or disclosed at fair value on a recurring basis. Effective January 1, 2009, pursuant to this guidance, the Company adopted the provisions of this guidance as it relates to non financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of this guidance had no impact on the Company’s financial statements.

In April 2009, the FASB issued guidance that extends the disclosure requirements regarding the fair value of financial instruments to interim financial statements of publicly traded companies. This guidance is primarily contained in ASC Topic 825 “Financial Instruments” and ASC Topic 270 “Interim Reporting.” This guidance is effective for interim periods ending after June 15, 2009. The adoption of this guidance had no impact on the Company’s financial statements.

Business Combinations

On January 4, 2009, we adopted the accounting pronouncements relating to business combinations (primarily contained in ASC Topic 805 “Business Combinations”), including assets acquired and liabilities assumed arising from contingencies. These pronouncements established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree as well as provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  In addition, these pronouncements eliminate the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and require an acquirer to develop a systematic and rational basis for subsequently measuring and accounting for acquired contingencies depending on their nature.  Our adoption of these pronouncements will have an impact on the manner in which we account for any future acquisitions.

Non-Controlling Interests in Consolidated Financial Statements

On January 4, 2009, we adopted the accounting pronouncement on non-controlling interests in consolidated financial statements, which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  This guidance is primarily contained in ASC Topic 810 “Consolidation”.  It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  The adoption of this standard has not had a material impact on our consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued guidance that is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance is contained in ASC Topic 855 “Subsequent Events”. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of this guidance as of June 30, 2009.

Other

In June 2009, an update was made to “Consolidation – Consolidation of Variable Interest Entities”. Among other things, the update replaces the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (VIE) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a Company’s involvement in VIEs. This update will be effective for the Company beginning January 3, 2010. The Company is evaluating the impact that this guidance will have on its financial statements, if any.

3.	INITIAL PUBLIC OFFERING OF GLAC (SPAC - SUCCESSOR CORPORATION):

On February 21, 2006, the Company sold 10,000,000 units (‘‘Units’’) in the Offering for $8.00 per Unit.   On March 1, 2006, pursuant to the underwriters’ over-allotment option, the Company sold an additional 1,000,000 Units for $8.00 per Unit.  Each Unit consisted of one share of common stock, par value $.0001 per share (“Share”), and one warrant to purchase one Share at an exercise price of $6.00 per Share (“Warrant”).  The warrants became exercisable upon the completion of the Acquisition and expire on February 15, 2011.  The warrants were originally redeemable at a price of $.01 per warrant upon 30 days notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.  Under the terms of the Warrant Agreement governing the warrants, the Company is required to use its best efforts to register the warrants and maintain such registration.  After evaluating the Company’s financial statement treatment with respect to the accounting for derivative financial instruments pursuant to FASB Topic ASC 815, “Derivatives and Hedging”, the Company entered into a First Supplemental Warrant Agreement (the ‘‘Supplemental Agreement’’), dated August 21, 2006, with The Bank of New York (the ‘‘Warrant Agent’’), to amend the Warrant Agreement, dated as of February 15, 2006, between the Company and the Warrant Agent in order to clarify that registered holders of the Company’s warrants do not have the right to receive a net cash settlement or other consideration in lieu of physical settlement in shares of the Company’s common stock.

4.	ACQUISITIONS AND BUSINESS COMBINATION OF THE CLARK GROUP INC.:

The Company (Successor) entered into the Stock Purchase Agreement with CGI and CGI’s stockholders (Predecessor) on May 18, 2007.  The Stock Purchase Agreement was subsequently amended on November 1, 2007.

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

At the closing of the Acquisition, an escrow agreement (‘‘Escrow Agreement’’) was entered into providing for (i) $7,500,000 as a fund for the payment of indemnification claims that may be made by the Company as a result of any breaches of CGI’s covenants, representations and warranties in the Acquisition Agreement (‘‘Indemnification Escrow’’), (ii) $500,000 as a fund to pay the Company the amount, if any, by which the average of the working capital on the last day of the month for the 12 months ended March 31, 2008, is higher (less negative) than negative $1,588,462 (“Working Capital Escrow”), and (iii) $300,000 as a fund to reimburse CGI and the Company for costs incurred in connection with discontinuing certain of CGI’s operations in the United Kingdom (“Discontinued Operations Escrow”).  On September 15, 2008, in accordance with the Escrow Agreement, the entire Discontinued Operations Escrow was released to the former stockholders of CGI.  Also in accordance with the Escrow Agreement, $2.5 million of the Indemnification Escrow was released to former stockholders of CGI on August 14, 2008.  On February 9, 2009, the Company issued a notice of claim against the Indemnification Escrow, stating that the Company, as buyer, was entitled to receive funds from the escrow in the amount of approximately $3,541,000.  On March 18, 2009, the Sellers made a demand for arbitration for release of the escrow funds and, on April 15, 2009, the Company made a counterclaim seeking recovery from the funds held in escrow of no less than $3,600,000.  On August 11, 2009, the Company issued a second notice of claim against the Indemnification Escrow, stating that the Company was entitled to receive funds from the escrow in the amount of $5,000,000, constituting the full amount remaining in the escrow.  On December 31, 2009, the Company settled the claims giving rise to the arbitration.  Pursuant to the settlement agreement, approximately $3,764,000 of the escrow funds were released to the Sellers and approximately $1,286,000 of the escrow funds were released to the Company (which together constituted all the funds remaining in escrow).  These funds were reported as other income on the consolidated statements of operations.

Holders of 1,802,983 of the Company’s shares of common stock voted against the Acquisition and elected to convert their shares into a pro rata portion of the Trust Account (approximately $8.06 per share or an aggregate amount of $14,536,911).  After giving effect to (i) the issuance of 320,276 shares in connection with the Acquisition and (ii) the conversion of shares, there are currently 10,859,385 shares of common stock outstanding.  In addition, the founders of the Company have placed 1,173,438 shares of common stock into escrow pending the attainment of a specified market price (restricted shares) and these are excluded in authorized and outstanding shares at January 2, 2010 (Note 19).  As a result of the condition to which the escrowed shares will be subject, such shares will be considered as contingently issuable shares and, as a result, are not included in the earnings per share calculations.  Accordingly, the Company will recognize a charge based on the fair value of the shares over the expected period of time it will take to achieve the target price, if and only if the expected probability of the share price attaining the specified market price exceeds 50 percent.

The Company has accounted for the Acquisition under the purchase method of accounting.  Accordingly, the cost of the Acquisition has been allocated to the assets and liabilities based upon their respective fair values, including identifiable intangibles and remaining cost allocated to goodwill.

The accompanying consolidated statements of operations, cash flows and stockholder’s equity are presented for three periods: Predecessor and Successor, which relate to the period preceding the Acquisition and the period succeeding the Acquisition, respectively. The Predecessor period pertains to CGI and includes activity for the 6 weeks ended February 11, 2008.  The Successor period pertains to CHI and includes activity for the 47 weeks ended January 3, 2009 and for the 52 weeks end January 2, 2010.

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

In the fourth quarter of 2008, the Company, in accordance with FASB Topic ASC 350-30-35-18, performed its annual goodwill and intangible assets with indefinite lives impairment tests, and determined that all the goodwill and a portion of the remaining intangible assets had been impaired.  Consequently, the Company recorded a non-cash charge of $63.9 million for goodwill and $2.66 million for intangible assets, trademarks, impairment during the fourth quarter of 2008.

The final allocation of the fair value of the assets acquired and liabilities assumed in the Acquisition of CGI are as follows:

	Preliminary Allocation at 2/12/08	Adjustments to Preliminary Purchase Price Allocation	Deferred Tax Liability Adjustment Associated with Final Purchase Price Adjustments	Final Purchase Price Allocation
Current assets	$6,956,000			$6,956,000
Current assets of discontinued operations	388,000			388,000
Property and equipment	1,394,000			1,394,000
Intangibles	26,575,000	$(5,924,000)		20,651,000
Goodwill	59,471,020	5,924,000	$(2,366,000)	63,029,020
Current liabilities	(7,441,000)			(7,441,000)
Current liabilities of discontinued operations	(132,000)			(132,000)
Deferred tax liability	(10,104,020)		2,366,000	(7,738,020)
Total fair value of assets and liabilities	$77,107,000	$—	$—	$77,107,000

The changes in the carrying amount of goodwill for the year ending January 3, 2009, are as follows:

Goodwill associated with the acquisition of the Clark Group Inc.	63,029,000
Balance at February 12, 2008	63,029,000
Adjustments to Goodwill	881,000
Impairment Charge	(63,910,000)
Balance at January 3, 2009	$—

At the end of the 2008 fiscal year, the Company recognized an impairment to goodwill and identifiable intangible assets in the amount of $66.568 million as shown below:

Amount
Goodwill	$63,910,000
Trade names	2,658,000
TOTAL	$66,568,000

This impairment was charged to operating expenses and reduced the Company’s total assets from $95.264 million to $28.696 million as of January 3, 2009.

5.	RESTRICTED CASH:

On September 15, 2009, the Company entered into a cash collateral agreement with our agent bank to obtain letters of credit secured by cash collateral which, in the aggregate, may not exceed $718,000. The restricted cash is invested in a secured cash bank account. As of January 2, 2010, the Company had restricted cash in the amount of $718,000 as collateral related to our $718,000 of outstanding letters of credit (Note 9). Restricted cash is classified as current as the underlying letters of credit expire by September 30, 2010.

On March 18, 2010, the $718,000 of restricted cash was released by Bank of America as part of the Cole Taylor Bank refinancing of the Company’s credit facility (see Note 9) and the proceeds were used to pay down the bank line.

6.	PROPERTY AND EQUIPMENT:

Property and equipment consist of:

	Useful Lives	January 2, 2010	January 3, 2009
Land		$71,000	$71,000
Building	40 years	465,000	465,000
Leasehold improvements	3-7 years	163,000	140,000
Furniture & office equipment	3-7 years	1,074,000	745,000
Equipment	3-7 years	643,000	330,000
		2,416,000	1,751,000
Accumulated depeciation		(481,000)	(177,000)
Asset not in service		594,000	351,000
Property and equipment, net		$2,529,000	$1,925,000

Property and equipment acquired in the Acquisition was assigned fair value of $1,394,000, subsequently adjusted to $1,454,000.

7.	IMPAIRMENT OF GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS:

Goodwill Impairment
The changes in the carrying amount of goodwill for the year ending January 3, 2009, are as follows:

Goodwill associated with the acquisition of the Clark Group Inc.	$63,029,000
Balance at February 12, 2008	$63,029,000
Adjustments to Goodwill	881,000
Impairment Charge	(63,910,000)
Balance at January 3, 2009	$—

In accordance with FASB Topic ASC 350, the Company, during the fourth quarter of 2008, performed its annual impairment test for goodwill and intangible assets with an indefinite life.  The Company concluded that its market capitalization had been below its net book value for an extended period of time.  Management therefore assessed the fair value of its reporting units using both an income approach with a discounted cash flow model and a market approach using the observed market capitalization based on the quoted price of our common stock.  Management compared these values to each reporting units’ carrying amount, including goodwill, and identified an impairment.    The evaluation resulted in a $63.9 million impairment charge which was included in the “impairment of goodwill and intangible assets” line item in the consolidated statements of operations.

Impairment Intangible Assets
Acquisition-related identifiable intangible assets at February 12, 2008 and January 3, 2009, as adjusted, consisted of the following:

			January 3, 2009
	Amortization Period	Balance 02/12/2008	Amortization Expense	Impairment	Balance: 01/03/2009
Non-compete agreements	5	$1,684,000	$(248,000)	$-	$1,436,000
Trade names	-	5,378,000	-	(2,658,000)	2,720,000
Customer relationships	12	13,588,000	(998,000)	-	12,590,000
		$20,650,000	$(1,246,000)	$(2,658,000)	$16,746,000

Acquisition-related identifiable intangible assets at January 3, 2009 and January 2, 2010, as adjusted, consisted of the following:

			January 2, 2010
	Amortization Period	Balance 01/03/2009	Amortization Expense	Impairment	Balance: 01/02/2010
Non-compete agreements	5	$1,436,000	$(280,000)	$(671,000)	$485,000
Trade names	-	2,720,000	-	(406,000)	2,314,000
Customer relationships	12	12,590,000	(1,132,000)	-	11,458,000
		$16,746,000	$(1,412,000)	$(1,077,000)	$14,257,000

Intangibles assets with an indefinite life (i.e., trade names), were evaluated for impairment at January 3, 2009 and January 2, 2010, by management in accordance with FASB Topic ASC 350, using the “relief from royalty” method.  This evaluation resulted in a $2.658 million impairment charge  for the 47 weeks ended January 3, 2009 and  a $0.406 million impairment charge for the 52 weeks ended January 2, 2010, which was included in the “impairment of goodwill and intangible assets” line item in the consolidated statements of operations.

A part of the acquisition, the Company gained the rights to The Clark Group trade name. The income approach indicates value based on the present worth of future economic benefits. This approach explicitly recognizes that the current value of an investment is premised on the expected receipt of future economic benefits such as cash flows or cost savings. A variant of the income approach, known as the “relief from royalty” approach, is used in the valuation of assets involving fair royalty rates (e.g., trademarks, patents, etc.). This valuation methodology is premised on the following hypothetical construct:

If the owners/operators of a company wanted to continue to use trade name in the conduct of their business, but found they did not actually have the legal right to do so, they would be compelled to pay the rightful owner a fair and reasonable royalty for that right. Since ownership of a trade name relieves the company from making such payments, the financial performance of the firm is enhanced – to the extent of the royalty payments avoided. Capitalization of the after tax effect of the royalty relief at an appropriate rate yields the value of the trade name.

The Company  utilized the relief from royalty method in determining the fair value of The Clark Group trade name. The reason for using this method is that management deemed it impractical to determine the fair value of the trade name based upon a market approach.  The relief from royalty income approach estimates the portion of a company’s earnings attributable to a trade name based upon the royalty rate the company would have paid for the use of the trade name if it did not own it.  Therefore, a portion of the earnings, equal to the after-tax royalty that might have been paid for the use of the trade name, can be attributed to its ownership and therefore, the relief from royalty method, was deemed the most appropriate valuation method.

The impairment charge taken was calculated as the difference between the book value of the trade name and the calculated fair value by use of the relief from royalty method as discussed above.  Significant assumptions included in management’s analysis were the determination of a royalty rate, projections of future revenues and a discount rate.  Profitability was deemed to be a significant determinant for a royalty rate in that a company or an investor would not be willing to pay a rate in excess of a reasonable percentage of the operating income generated by the trade name.  There was little change in management’s expectation for the trade name from the date of acquisition through January 3, 2009, therefore, the royalty rate of 0.66% that was used in the initial determination of the fair value of the trade name was used in impairment analysis as of January 3, 2009.  In calculating the royalty rate of 0.66%, management estimated that royalty savings would equate to $500,000 per year.  In estimating this amount, management considered a variety of factors including but not limited to the magnitude of the projected trade names’ net sales and the asset’s perceived marketing strength and recognition among customers and competitors.  Royalty savings of $500,000 per year corresponds to a royalty rate of 0.66% of annual revenues based on total 2007 revenues.  The future revenues for the tradename valuation were based on sales growth rate forecasts of the Company as of January 3, 2009.  The sales growth rate forecasts as of January 3, 2009 were substantially lower than they were as of February 12, 2008 (when The Clark Group, Inc. was acquired and the initial valuation performed) as a result of the weakening global economy.  The pretax royalty savings due to the trade name was then calculated by the application of the estimated royalty rate to the projected net sales.  A 40% income tax rate was utilized to convert the estimated pretax royalty savings to appropriate after-tax amounts.  The future annual cash flows attributable to the trade names were then discounted to present value at a new, higher risk-adjusted interest rate as of January 3, 2009.  The reason for a higher risk-adjusted interest rate was due to the higher cost of capital incurred by the Company as of this time.  For the January 2, 2010 impairment charge, the same methodology was used with a higher discount rate due to the continued economic crisis and the Company’s operating losses in the 52 week ended January 2, 2010.  Included in any valuation model there are risks inherent in the assumptions utilized and achievability of these assumptions is not certain.

Due to the adverse economic impact on the Company’s market capitalization during 2008, management evaluated intangibles and fixed assets with definite lives for impairment as of January 3, 2009, in accordance with FASB Topic ASC 360.  Management’s projections of undiscounted future cash flows exceeded the carrying amount of the Customer Relationships identifiable intangible asset, the Non-Compete Agreements identifiable intangible asset, and fixed assets, which resulted in no charge for impairment

Due to the continuing adverse economic impact on the Company’s market capitalization along with the operating losses incurred during 2009, management evaluated intangibles and fixed assets with definite lives for impairment as of January 2, 2010, in accordance with FASB Topic ASC 360.   Management’s projections of undiscounted future cash flows did not exceed the carrying amount of the non-complete agreements intangible asset.  As a result of this undiscounted future cash flow test (“step 1 test”), the net book value of the non-compete agreements were lower than the undiscounted cash flow, the Company calculated the fair value of  these non-compete agreements, which resulted in $671,000 impairment charge.  This impairment charge was included in the “impairment of goodwill and intangible assets” line item in the consolidated statements of operations.

The fair value of these non-compete agreements was calculated by determining the expected value of the cash flows that would be lost due to competition from the executives and/or prior owners if the non-compete agreement did not exist.  The value of the non-compete agreement is measured as the difference between the projected cash flows of the Company if the executive/prior owners were free to compete considering the probability of choosing to compete in a given year versus being prohibited from competing. The probability considers the desire to compete and the likelihood to competing effectively and taking business away from the acquired company.  Once the expected value of the future cash flows were projected, the Company used a higher discount rate than used in the previous year. This higher discount was used due to the continuing economic crisis and the Company’s operating losses during the 52 weeks ended January 2, 2010.  Included in any valuation model there are risks inherent in the assumptions utilized and achievability of these assumptions is not certain.

For the Customer Relationships intangibles and fixed assets evaluation for the 52 weeks ended January 2, 2010, management’s projections of undiscounted future cash flows did exceed the carrying amount of the Customer Relationship’s intangible asset and fixed assets, which resulted in no charge for impairment.

The impairment in the statement of operations for the year ended January 2, 2010, and the 47 weeks ended January 3, 2009, was calculated as follows:

Impairment	January 2, 2010	January 3, 2009
Goodwill	$—	$63,910,000
Trade names	406,000	2,658,000
Non-compete agreements	671,000	—
Total	$1,077,000	$66,568,000

A schedule of the amortization expense by year is as follows:

Year
2010	$1,249,000
2011	$1,249,000
2012	$1,249,000
2013	$1,249,000
2014	$1,152,000

Amortization expense for the 52 weeks ended January 2, 2010, the 47 weeks ended January 3, 2009,  and the 6 weeks ended February 11, 2008, was $1,434,000, $1,246,000, and $0 respectively.

8.	FAIR VALUE MEASUREMENTS:

FASB Topic ASC 820 “Fair Value Measurements and Disclosure” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels are described below:

Level 1:          Unadjusted quoted prices in active markets for identical assets or liabilities that is accessible by the Company;

Level 2:          Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3:          Unobservable inputs for the asset or liability including significant assumptions of the Company and other market participants.

The following tables present our assets and liabilities that are measured at fair value on a non-recurring basis and are categorized using the fair value hierarchy.

	Year Ended	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	01/02/2010	(Level 1)	(Level 2)	(Level 3)	Total (Losses)
Trade name	$2,314,000	—	—	$2,314,000	$(406,000)
Non-compete Agreements	485,000	—	—	485,000	(671,000)
	$2,799,000	—	—	$2,799,000	$(1,077,000)

In accordance with the provisions of FASB Topic ASC 360, non-compete agreements at year end with a carrying amount of $1,156,000 were written down to their fair value of $485,000, resulting in an impairment charge of $671,000, that was included in the Statement of Operations for the year.

In accordance with the provisions of FASB Topic ASC 360, trade names at year end with a carrying amount of $2,720,000 were written down to their fair value of $2,314,000, resulting in an impairment charge of $406,000, that was included in the Statement of Operations for the year.

9.	DEBT:

Simultaneously with the Acquisition, the Company entered into a Credit Agreement as borrowers, with various financial institutions party thereto, as lenders, and LaSalle Bank National Association (presently Bank of America), as administrative agent (‘‘Bank of America’’or “BOA”) (‘‘Credit Agreement’’).  Pursuant to the Credit Agreement, the Company received a financing commitment of up to $30,000,000 for a senior secured credit facility from Bank of America in order to (a) pay out converted shares, (b) provide working capital for the Company and the Company’s direct and indirect subsidiaries and (c) provide for future permitted acquisitions.  The facility then consisted of up to $30,000,000, less any amount drawn under the term loan sublimit, as a revolving credit facility with a $3,000,000 sublimit for letters of credit.

As of January 3, 2009 events of default occurred due to breaches of the Company’s financial covenants in the credit agreement as a result of the impairment of goodwill.  Accordingly, the Company amended the credit facility with Bank of America on April 17, 2009, and in return, the Bank issued a waiver with respect to the breached covenants.  Interest was payable at 4.00% over LIBOR or at the Prime Interest Rate.  The non-use fee is 0.675% per year and the Letter of Credit fees were 4.00%.

Due to continuing losses during the second quarter, the Company was not in compliance with three of its financial covenants as of the end of the May 2009 reporting period and a notice of events of default was issued by Bank of America on July 6, 2009.  Accordingly, the Company amended the credit agreement again and entered into an Amendment and Forbearance Agreement on September 15, 2009.  The primary change with this amendment was the termination date of the loan, which was set to expire on February 28, 2010. Consequently, the Company classified all of its long-term debt as current and payable within one year.  As of January 2, 2010 the Company was in compliance with financial covenants in accordance with the Amendment and Forbearance Agreement.

As of January 2, 2010, and January 3, 2009, the interest rate on the term loan was 7.00% and 3.62%, respectively.  As of January 2, 2010 and January 3, 2009 $2,894,748 and $4,259,930 was outstanding on the term loan.  No funds were drawn down under the revolving credit agreement.  The $2,894,748 was due in full on February 28, 2010.

The Company had issued approximately $718,000 in bank letters of credit, which represented potential future payments under the Company’s workers’ compensation insurance program.

Interest expense was approximately $206,000 and $165,000 and $2,000 for 52 weeks ended January 2, 2010, the 47 weeks ended January 3, 2009, and the 6 weeks ended February 12, 2008, respectively.  In addition, the Company recorded bank fees associated with the revolving credit line, the letters of credit and the term loan.  These fees totaled approximately $72,000, $136,000 and $0 for the 52 weeks ended January 2, 2010, the 47 weeks ended January 3, 2009, and the 6 weeks ended February 12, 2008, respectively.

On February 26, 2010, the Company entered into an extension of its credit agreement with Bank of America until March 9, 2010, which allowed the Company to enter into a new credit agreement with Cole Taylor Bank on March 5, 2010.  The Credit Agreement provides for a revolving credit facility (the “Facility”) of up to $6,000,000, with a $1,000,000 sublimit for letters of credit.  Under the terms of the Credit Agreement, the Company may borrow up to the lesser of (i) $6,000,000 and (ii) an amount derived from the Company’s accounts receivable less certain specified reserves.  If the outstanding loans under the Facility at any time exceed this amount, the Company must repay the excess.  The loans under the Facility (i) accrue interest at 2% over the prime rate for borrowings based on the prime rate or at 4.5% over LIBOR for borrowings based on LIBOR, with a floor of 6% in either case; (ii) mature on March 5, 2013; and (iii) are secured by substantially all of the Company’s assets. The Company must comply with certain affirmative and negative covenants customary for a credit facility of this type, including limitations on liens, debt, mergers, consolidations, sales of assets, investments and dividends. The Company may not permit its fixed charge coverage (as defined in the Credit Agreement) to be less than 1.05:1.  Simultaneously with entering into the Credit Agreement, the Company terminated its credit agreement, dated as of February 12, 2008, with BOA. The Company made an initial draw under the new Facility and used a portion of the proceeds to help repay the balance of its then-outstanding loans from BOA.

10.	INSURANCE ACCRUALS:

The Company uses a combination of insurance and self-insurance to provide for the liabilities for workers’ compensation, healthcare benefits, general liability, property insurance and vehicle liability. Liabilities associated with the self-insured risks are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other assumptions.  The estimated accruals for these liabilities, portions of which are calculated by independent third party service providers, could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.  For medical and workers’ compensation insurance, we are partially self-insured, with medical capped at a $40,000 limit per claim and workers’ compensation capped at a $225,000 limit per claim.  Effective October 1, 2010 and in conjunction with subcontracting of the management of the dedicated fleet to a large third party carrier, the Company changed its workers compensation plan to a fixed premium plan.   The self-insurance reserve for medical, dental and workers’ compensation was included in ‘‘accrued expenses ’’ on the balance sheets at January 2, 2010, and January 3, 2009, and was $244,000 and $395,000, respectively.

11.	LEASES:

The Company has non-cancelable operating leases, primarily for real property and equipment rentals.  The leases require the Company to pay maintenance, insurance and other operating expenses.  Rental expense for operating leases for 52 weeks ended January 2, 2010, the 47 weeks ended January 3, 2009, and the 6 weeks ended February 12, 2008 was $2,575,000, $3,912,000 and $499,000, respectively.

Future minimum lease payments for operations under non-cancelable lease at January 2, 2010, are as follows:

	Property	Equipment	Total
	$1,618,000	$1,115,000	$2,733,000
2010	1,158,000	823,000	1,981,000
2011	886,000	636,000	1,522,000
2012	442,000	169,000	611,000
2013	121,000	-	121,000
2014	-	-	-
Thereafter	$4,225,000	$2,743,000	$6,968,000

The Company’s leases for real property generally contain renewal options for periods of two to five years.

12.	STOCK BASED COMPENSATION:

The Company’s 2007 Long-Term Incentive Equity Plan (the ‘‘Plan’’), became effective with the consummation of the Acquisition.  The Plan was established to grant stock options, stock appreciation rights, restricted stock, deferred stock and other stock based awards to its directors, officers, employees and consultants of the Company.  Under the Plan, all stock option awards are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant and expire ten years after the date of the grant.  In 2008, the Company granted 70,000 stock options (in total) of the Company’s common stock to all non-employee directors on the Board of Directors and the Special Advisor on the Board of Directors and 56,250 stock options of the Company’s common stock to the Chief Executive Officer of one of its reporting units for the successful completion of the 2007 Company audit.  On February 9, 2009, the Company granted 150,000 stock options of the Company’s common stock to the Chief Executive Officer.  On March 15, 2009, the Company granted 83,500 stock options (in total) of the Company’s common stock to the upper management of the various reporting units as part of the Plan. These stock options vest over a three-year period.  On June 15, 2009, the Company granted 77,250 stock options (in total) of the Company’s common stock to the upper management of the various reporting units as part of the Plan. These stock options vest over a three-year period.  Also during the second quarter of 2009, the Company granted 30,000 stock options of the Company’s common stock to a non-employee member of the Board of Directors as part of the Plan. These stock options vest over a three-year period.  On August 31, 2009, the Company granted 50,000 stock options of the Company’s common stock to the upper management of the various reporting units as part of the Plan. These stock options vest over a three-year period.  On September 15, 2009, the Company granted 77,250 stock options (in total) of the Company’s common stock to the upper management of the various reporting units as part of the Plan. These stock options vest over a three-year period.  On October 27, 2009, the Company granted 25,000 stock options of the Company’s common stock to the upper management of the various reporting units as part of the Plan. These stock options vest over a three-year period. On November 4, 2009, the Company granted 40,000 stock options of the Company’s common stock to the upper management of the various reporting units as part of the Plan. These stock options vest over a three-year period.  On December 15, 2009, the Company granted 69,750 stock options (in total) of the Company’s common stock to the upper management of the various reporting units as part of the Plan. These stock options vest over a three-year period.  Shares issued as a result of future stock option exercises, if any, will be newly issued shares.  During the 52 weeks ended January 2, 2010, 37,083 stock options vested and none were exercised.  To date 48,750 stock options vested and none were exercised.

There were 682,750 in stock options granted as of January 2, 2010, and 126,250 in stock options granted as of January 3, 2009.   During the 52 weeks ended January 2, 2010, and the 47 weeks ended January 3, 2009, approximately $108,000 and $62,000, respectively, was charged to compensation expense related to stock option grants.  Upon resignation or termination, all options not fully vested are forfeited.  As of January 2, 2010, 46,250 of stock options were forfeited.  In addition, an additional 102,500 of stock options were forfeited as of the end of the first quarter of 2010.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model that uses various assumptions for inputs as noted.  Generally, the Company uses expected volatilities and risk-free interest rates that correlate with the expected term of the option when estimating an option’s fair value.  The Company has adopted the “simplified method” to estimate the expected life of options, which is equal to the average of the vesting term (3 years) and original contractual term (10 years).  Expected volatility is based on historical volatility of the stock prices of comparable logistic companies of similar market value, given the lack of trading history of the Company’s stock, and the expected risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant.  The assumptions used for options granted in the 52 weeks ended January 2, 2010, and the 47 weeks ended January 3, 2009, were as follows:

	52 Weeks Ended	47 Weeks Ended
	January 2, 2010	January 3, 2009

Expected volatility	61.8%	58.0%

Expected dividends	0.0%	0.0%

Expected term (in years)	6.5	6.5

Risk-free rate	2.9%	3.0%

A summary of option activity under the Plan through January 2, 2010, is as follows:

		Weighted-	Weighted-	Average
		Average	Average	Remaining
		Exercise	Grant Date	Contractual
Options	Shares	Price	Fair Value	Term
Balance (at January 4, 2009)	126,250	$3.48	2.03	8.47
Granted - 1st Quarter 2009	233,500	$0.69	0.35	9.25
Granted - 2nd Quarter 2009	107,250	$0.82	0.46	9.50
Granted - 3rd Quarter 2009	87,250	$0.80	0.44	9.75
Granted - 4th Quarter 2009	174,750	$0.65	0.36	10.00
Exercised	—	$—	—	—
Forfeited or expired	(46,250)	$0.37	0.37	9.25
Outstanding at January 2, 2010	682,750	$1.02	0.58	6.31

Exercisable (vested) at January 2, 2010	48,750	$3.48	2.03	8.47

A summary of option activity under the Plan as of January 3, 2009 is as follows:

Weighted-
		Weighted-	Weighted-	Average
		Average	Average	Remaining
		Exercise	Grant Date	Contractual
Options	Shares	Price	Fair Value	Term
Beginning of year	—	$—	—	—
Granted 1st Quarter	70,000	$4.06	2.37	9.75
Granted 2nd Quarter	56,250	$2.75	1.61	9.50
Granted 3rd Quarter	—	$—	—	—
Granted 4th Quarter	—	$—	—	—
Exercised	—	$—	—	—
Forfeited or expired	—	$—	—	—
Outstanding at January 3, 2009	126,250	$3.48	2.03	9.23

Exercisable at January 3, 2009	11,667	$—	—	—

The total fair value of shares vested at January 2, 2010 and January 3, 2009, were $109,000 and $28,000, respectively.

13.	BUSINESS AND CREDIT CONCENTRATIONS:

Domestically the Company maintains cash and cash equivalents in two banks.  The bank balances at year end were in non- interest bearing accounts, which are fully insured by the FDIC. Under this program (i.e., the Temporary Liquidity Guarantee Program), all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account through June 30, 2010.

Sales to three printers and publishers aggregated $22,210,000 for the 52 weeks ended January 2, 2010, and $27,981,000 for the 47 weeks ended January 2, 2009, $3,052,000 for the 6 weeks ended February 12, 2008.  Accounts receivable from these printers and publishers were $1,157,000 and $1,394,000 as of January 2, 2010, and January 3, 2009, respectively.

14.	RELATED-PARTY TRANSACTIONS:

The Company provides logistics and transportation services for Anderson Merchandisers, LP, related through common ownership.  The revenue related to these services was $1,223,000 for the 52 weeks ended January 3, 2010, and $2,418,000 for the 47 weeks ended January 2, 2009, $388,000 6 weeks ended February 12, 2008, and is included in gross revenues.  Accounts receivable included in the consolidated balance sheet from Anderson Merchandisers, LP, was $5,000 and $333,000 as of January 2, 2010 and January 3, 2009, respectively.

15.	BUSINESS SEGMENTS:

The Company operates in two geographic segments, Domestic and International.  The Domestic segment consists of operations serving a variety of wholesale customers in North America.  The International segment consists principally of shipments outside North America.

Financial information on business segments for the 52 weeks ended January 2, 2010, and the 47 weeks ended January 3, 2009, and the 6 weeks ended February 12, 2008 is as follows (showing all of the activity of the Successor and the Predecessor):

Business Segments:

52 Weeks Ended January 2, 2010
	Domestic	International	Consolidated
Gross revenues	$54,817	$11,849	$66,666
Freight expense	(34,868)	(7,321)	(42,189)
Selling, operating, and administrative expenses	(20,594)	(4,932)	(25,526)
Income from operations before depreciation, impairment of goodwill and intangible assets, amortization, interest, and taxes	$(645)	$(404)	$(1,049)

Total assets	$24,353	$2,426	$26,779
Capital expenditures	$569	$339	$908

	CHI
47 Weeks Ended January 3, 2009	Successor
	Domestic	International	Consolidated
Gross revenues	$62,539	$13,234	$75,773
Freight expense	(41,293)	(8,260)	(49,553)
Selling, operating, and administrative expenses	(17,405)	(4,779)	(22,184)
Income from operations before depreciation, impairment of goodwill and intangible assets, amortization, interest and taxes	$3,841	$195	$4,036

Total assets	$20,756	$10,784	$30,517
Capital expenditures	$1,838		$641

	CGI
6 Weeks Ended February 12, 2009	Predecessor
	Domestic	International	Consolidated
Gross revenues	$7,051	$1,343	$8,394
Freight expense	(4,372)	(777)	(5,149)
Selling, operating, and administrative expenses	(1,835)	(550)	(2,385)
Income from operations before depreciation, amortization, interest and taxes
	$844	$16	$860

For purposes of this disclosure, all inter-company transactions have been eliminated.

16.	INCOME TAXES:

A summary of the components of the provision (benefit) for income taxes is as follows:

	52 Weeks Ended	47 Weeks Ended
	January 2, 2010	January 3, 2009
Federal:
Current income tax (benefit)	$(183,502)	$1,031,390
Deferred income tax (benefit)	(782,816)	(1,385,091)
	(966,318)	(353,701)

State:
Current income tax expense	437,686	433,641
Deferred income tax (benefit)	(292,018)	(406,090)
	145,668	27,551

Total (benefit) for taxes	$(820,650)	$(326,150)

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	52 Weeks Ended	47 Weeks Ended
	January 2, 2010	January 3, 2009

Tax provision computed at federal statutory rate	(34.00)%	34.00%
Effect of state income taxes, net of federal benefits	4.58%	8.95%
Goodwill impairment charge	0.00%	(43.46)%
Other permanent differences, net	(0.29)%	0.00%
Effective tax rate	(29.71)%	(0.51)%

Temporary differences which created deferred tax assets (liabilities) at January 2, 2010 and January 3, 2009 are as follows:

	January 2, 2010		January 3, 2009
	Current	Non-current	Current	Non-current

Deferred tax assets:
Accruals	$315,613	$0	$236,886	$0
Deferred Revenue	64,757	0	133,766	0
State tax	0	0	447,118	0
Compensation and benefits	67,692	0	26,566	0
Amortization	0	663,471	0	747,106
Allowance for bad debts	97,371	0	149,326	0
Other	0	30,500
NOL - State	44,632	0	0	0
Total deferred tax assets	590,065	693,971	993,662	747,106
Deferred tax liabilities:
Depreciation	0	(270,167)	0	(129,515)
Amortization	0	(5,690,476)	0	(7,193,867)
Prepaids	(107,322)	0	(276,148)	0
Other	0	0	0	0
Total deferred tax liabilities	(107,322)	(5,960,643)	(276,148)	(7,323,382)
Total deferred tax liability, net	$482,743	$(5,266,672)	$717,514	$(6,576,276)

In accordance with FASB ASC 740, we recognize deferred tax assets and liabilities based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already recorded the tax benefit on the income statement.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.  We have determined that no such allowance is required.

17.	DEFINED CONTRIBUTION PLAN:

The Company sponsors a contributory defined contribution 401(k) retirement plan covering all eligible employees, as defined. Contribution expense was $0 for the 52 weeks ended January 2, 2010, and $275,000 for the 47 weeks ended January 3, 2009, $0 for the 6 weeks ended February 12, 2008.

18.	CONTINGENCIES:

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

19.	RESTRICTED STOCK IN ESCROW:

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

This restricted stock in escrow is accounted for in accordance with FASB Topic ASC 718, “Compensation – Stock Compensation”, the Company used a Black-Scholes model in conjunction with a lattice or decision path model to simulate the future prices of the Company’s stock over a five year period (100,000 decision paths were simulated in calculating the probability that the stock would exceed $11.50 for 20 out of 30 days in a 5 year period).

Key assumptions used in the original model were as follows:

•	The stock price of CHI was $5.08 per share as of the close on February 12, 2008.

•	The risk-free rate for the Black-Scholes model is 2.31% (3 month Treasury rate as of February 12, 2008).

•	Time to expiration is five years, consisting of 1,260 business days.

•	The shares release on the first day that follows a 30 business day period in which the stock price equals or exceeds $11.50 in 20 of the days.

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

The results of the 100,000 lattice or decision path simulations of the original study were as follows:

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

The ‘‘middle result’’ or expected value-median-mean in the 50% range would require approximately 50,000 price paths achieving an $11.50 per share price.  The results generated by this study are substantially less than the 50,000 required.  As a result of the probability analysis, the Company did not recognize any amortization expense related to restricted shares during the 47 weeks ended January 3, 2009.

In addition, the Company accounts for restricted stock in escrow in accordance with FASB Topic ASC 260, “Earnings Per Share”.  Contingently Issuable Shares are included in the diluted earning per share calculation “if all necessary conditions have been satisfied by the end of the period.”  The contingency was not met during the period and therefore these shares are excluded from both the basic and diluted earnings per share.

In Management’s reassessment of the original study with updated assumptions, it was determined that the expected value of the decision path simulations would be less than the original study.  Consequently, the Company did not recognize any amortization expense related to restricted shares during the 52 weeks ended January 2, 2010.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of April 2010.

CLARK HOLDINGS INC.

By:	/s/ Gregory E. Burns
Gregory E. Burns
President and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Donald G. McInnes	Chairman of the Board	April 19, 2010
Donald G. McInnes

/s/ Gregory E. Burns	President, Chief Executive Officer and Director	April 19, 2010
Gregory E. Burns	(Principal Executive Officer)

/s/ Stephen M. Spritzer	Chief Financial Officer, Treasurer and Secretary	April 19, 2010
Stephen M. Spritzer	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Edward W. Cook	Director	April 19, 2010
Edward W. Cook

/s/ Maurice Levy	Director	April 19, 2010
Maurice Levy

/s/ Robert C. LaRose	Director	April 19, 2010
Robert C. LaRose

/s/ Brian Bowers	Director	April 19, 2010
Brian Bowers