Form 10-K/A
period 2010-01-02
Clark Holdings Inc.
filed 2010-05-03
CIK 1338401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 2, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______________to ______________

Commission File Number 001-32735

CLARK HOLDINGS INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	43-2089172 (I.R.S. Employer Identification Number)

121 New York Avenue Trenton, New Jersey (Address of Principal Executive Offices)	08638 (Zip Code)

(609) 396-1100
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units consisting of one share of Common Stock, par value $.0001 per share, and one Warrant	NYSE Amex
Common Stock, $.0001 par value per share	NYSE Amex
Warrants to purchase shares of Common Stock	NYSE Amex

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

Documents Incorporated by Reference: None.

CLARK HOLDINGS INC.
FORM 10-K/A
TABLE OF CONTENTS

i

EXPLANATORY NOTE

This Amendment on Form 10-K/A (“Amendment”) to the Annual Report on Form 10-K for the fiscal year ended January 2, 2010 (“Original Filing”) is being filed to include the disclosure required by Items 10 to 14 of Part III of Form 10-K and to file Exhibit 10.8 which was omitted from the Original Filing.  In addition, as required by the Securities and Exchange Commission in connection with the filing of this Amendment, our Chief Executive Officer and the Chief Financial Officer have reissued their certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002, which are attached hereto as Exhibits 31.1, 31.2 and 32.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the dates described in the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates.

As used herein, (i) the “Company” and “we,” “us” and “our” refer to Clark Holdings Inc. and, where the context requires, its subsidiaries, and (ii) the “Acquisition” refers to the acquisition of The Clark Group, Inc. by the Company on February 12, 2008, pursuant to a stock purchase agreement, dated May 18, 2007, as amended on November 1, 2007, by and between the Company, The Clark Group, Inc. and all of the stockholders of The Clark Group, Inc. (as more fully described in the Original Filing).

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information About Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position

Donald G. McInnes	69	Non-Executive Chairman of the Board

Brian Bowers	57	Director

Gregory E. Burns	41	Director and President and Chief Executive Officer

Edward W. Cook	51	Director

Robert C. LaRose	56	Director

Maurice Levy	52	Director

Charles H. “Skip” Fischer III	47	President of The Clark Group, Inc. and President and Chief Operating Officer of Clark Distribution Systems, Inc. and Highway Distribution Systems, Inc.

Brian G. Gillen	49	President and Chief Operating Officer of Clark Worldwide Transportation, Inc.

Stephen M. Spritzer	56	Chief Financial Officer, Treasurer and Secretary

Donald G. McInnes has been a member of our board of directors since our inception and has served as Chairman of our board of directors since November 2008. Mr. McInnes has over 35 years of experience in the transportation and logistics sector and related industries. Since 1998, Mr. McInnes has consulted on transportation and intermodal issues, first to Burlington Northern and Santa Fe Corporation (“BNSF”), and then with his own consulting practice, McInnes Global Enterprise. From 1995 to 1997, Mr. McInnes served as chief operating officer of BNSF, a publicly traded railroad, where he managed the integration of Burlington Northern and Santa Fe Pacific. From 1993 to 1995, Mr. McInnes served as chief operating officer of Santa Fe Pacific. From 1989 to 1992, Mr. McInnes served as vice president of Santa Fe Pacific, where he was responsible for forming the company’s intermodal business unit. In 1989, Mr. McInnes founded the Intermodal Association of North America (IANA) and was elected the first chairman of the board. From 1969 to 1989, Mr. McInnes worked for the Santa Fe Railway Company. While at Santa Fe Railway, he served from 1988 to 1989 as vice president – administration where he conducted a comprehensive study of the company’s operations which resulting in a restructuring of the intermodal business. Prior to 1988, Mr. McInnes worked in almost every region served by Santa Fe, coordinating operations with increasing responsibility until 1988. Before joining Santa Fe Railway, Mr. McInnes served in the U.S. Air Force where he was promoted to Captain and awarded a bronze star before being assigned to the U.S. Army Transportation Engineering Agency. Mr. McInnes received his B.A. in Economics from Denison University and his M.S. in Transportation from Northwestern University.  Mr. McInnes contributes to our board of directors his extensive experience in, and knowledge of, the transportation and logistics industry and significant leadership and management capabilities.

Brian Bowers has been a member of our board of directors since the Acquisition. Mr. Bowers has over 30 years of experience in the transportation and logistics sector and related industries. Since 2008, Mr. Bowers has served as Senior Vice President of Automotive and Intermodal at Kansas City Southern, an international rail transportation company. He is responsible for business unit strategy, service design and management of all equipment and facilities in the United States and Mexico.  From 1998 to 2007, Mr. Bowers was employed by Schneider National, Inc. (“Schneider”) where he served as a senior vice president from 2004, during which time he was responsible for direct sales in Schneider’s European and Mexican markets, business development for its international offerings, creation of new domestic wholesale channels and design of a domestic logistics unit serving steamship lines and freight forwarders. From 1988 to 1998, Mr. Bowers was President of the Dallas, Houston, and New Orleans groups of The Hub Group, Inc., providers of intermodal marketing services. From 1982 to 1988, Mr. Bowers was employed as a vice president of North American Van Lines, holding various positions ranging from sales to business development. From 1976 to 1983, Mr. Bowers held various positions with Roadway Express, which specializes in transporting technical equipment, as well as residential and corporate moves. Mr. Bowers received his bachelor of arts from Drake University and his masters of business administration from The Ohio State University.  Mr. Bowers provides our board of directors with his broad, domestic and international business development, leadership and management experience in the transportation and logistics industry.

Gregory E. Burns, CFA, has been a member of our board of directors since our inception and has served as President and Chief Executive Officer since August 2008. Mr. Burns also served as our President and Chief Executive Officer from our inception until the consummation of the Acquisition. Mr. Burns has worked with companies in the transportation and logistics sector and related industries for over 10 years as an equity research analyst and consultant. Since June 2005, Mr. Burns has served as president of Blue Line Advisors, Inc., a strategic consulting firm that provides consulting services to companies in the transportation and logistics sector and related industries. From April 2001 to May 2005, Mr. Burns served as a vice president and research analyst at J.P. Morgan Securities, Inc., responsible for research coverage of the trucking, rail and global logistics industries. From February 1999 to April 2001, Mr. Burns was a director of Lazard, at the time a privately held investment bank, where he was responsible for research coverage of the airfreight and logistics sector. From February 1997 to February 1999, Mr. Burns served as a vice president at Gerard Klauer Mattson, a private investment banking firm, where he was responsible for research coverage of the air freight and logistics industry. From 1998 to 2002, Mr. Burns hosted a widely attended annual logistics conference. From 1998 to 2001, Mr. Burns was a member of the Institutional Investor All-American Research Team in the Airfreight and Logistics category. Mr. Burns is a member of the board of directors of Superior Bulk Logistics Inc., a privately held tank truck carrier which is controlled by John J. Burns, Jr., his father and our special advisor. Mr. Burns is also a member of the council of Supply Chain Management Professionals, a chartered financial analyst, a member of the Association for Investment Management and Research (AIMR), and a member of the New York Society of Security Analysts. Mr. Burns received his B.A. in Political Science from Trinity College.  Mr. Burns’ brings to our board of directors extensive experience in, and unique and broad knowledge of, the transportation and logistics and related industries, management and business strategy expertise and skill in finance and financial markets.

Edward W. Cook has been a member of our board of directors since our inception. Mr. Cook has over 20 years of experience in the transportation and logistics sector and related industries and in the finance and accounting fields. Since 2002, Mr. Cook has served as a founding member, president and majority owner of Performance Fire Protection, LLC, a regional provider of fire protection systems and related services. From 2003 to 2004, Mr. Cook served as an independent director and audit committee chairman for SmartMail Services Inc., a high-volume shipper of flat and parcels for corporate mailings. Mr. Cook served as chief financial officer, senior-vice president, treasurer and director of Landair Services, Inc. from September 1994 until September 1998, when it was separated into two public companies, Forward Air Corporation, a contractor to the air cargo industry, and Landair Corporation, a truckload and dedicated contract carrier. Mr. Cook continued to serve as chief financial officer, senior-vice president, treasurer and director for Forward Air Corporation until May 2001 and as chief financial officer, senior-vice president and treasurer of Landair Corporation until June 2000. During the last three years of Mr. Cook’s involvement with Forward Air Corporation, the company was recognized in the top 40 of the 200 Best Small Companies in America by Forbes Magazine. From 1988 to 1994, Mr. Cook served in the audit division of Ernst & Young, most recently as a senior manager. From 1986 to 1988, Mr. Cook served as controller for Ryder Temperature Controlled Carriage. Mr. Cook, who began his career as an auditor with Ernst & Young, is a certified public accountant and received his B.S. from Gardner-Webb University.  Mr. Cook provides our board of directors with an in-depth understanding of generally accepted accounting principles, financial statements and SEC reporting requirements, extensive and diverse leadership and management experience in the transportation and logistics and related industries and general business knowledge.

Robert C. LaRose has been a member of our board of directors since February 2010.  Mr. LaRose is a financial executive with more than thirty years of experience.  Since 2007, he has been Executive Vice President and Chief Financial Officer of Greatwide Logistics Service, a logistics and transportation provider of truckload, warehousing and freight brokerage services.  From 1989 to 2007, Mr. LaRose served as Executive Vice President and Chief Financial Officer of Landstar Systems, a publicly traded provider of supply chain solutions and global and domestic transportation services.  From 1989 to 1999, Mr. LaRose worked as Director of Corporate Accounting at American Brands, Inc, a consumer products distributor which is currently known as Fortune Brands.  Other positions Mr. LaRose has held include Controller of Chiquita Brands, Inc. and The General Host Corporation, Director of Accounting at The All American Gourmet Company and Senior Accountant at Arthur Young and Company.  Mr. LaRose is a Certified Public Accountant and a Member of the AICPA and New York Society of CPA’s.  He holds a B.S. from New York University.  Mr. LaRose provides our board of directors with an in-depth understanding of generally accepted accounting principles, financial statements and SEC reporting requirements and extensive and diverse leadership and management experience in the transportation and logistics and other industries.

Maurice Levy has been a member of our board of directors since our inception. Mr. Levy has over 20 years of experience in the transportation and logistics sector and related industries. Mr. Levy currently owns and operates Smart Ventures LP, a private consulting company wholly owned and controlled by Mr. Levy which offers sales, marketing and supply chain consulting services, with a particular emphasis on advising distressed companies. In addition, Mr. Levy has served as the chief operating officer of Dynamex, Inc., a provider of same-day delivery and logistics services, since July 2007. He is responsible for field operations, sales and marketing in the United States and Canada. From November 2005 to June 2007, Mr. Levy served as the senior vice president for charter sales for Executive Jet Management. From 2002 to 2005, Mr. Levy served as senior vice president for sales and marketing of MAGNATRAX Corporation, which manufactures pre-engineered metal buildings and other engineered products and which operates MAGNATRAN, a flat bed carrier. At the time, MAGNATRAX was a holding of Onex Corporation. MAGNATRAX filed for Chapter 11 bankruptcy in 2003, and subsequently emerged from bankruptcy after a financial restructuring in 2004. From May 2000 until September 2000, Mr. Levy served as chief operating officer of EZ2GET.com, a web-based restaurant delivery company. Mr. Levy served as chief executive officer of EZ2GET.com from September 2000 until May 2001. Mr. Levy was retained by EZ2GET.com in connection with a proposed financial restructuring of the company. In connection with its restructuring, EZ2GET.com filed for Chapter 11 bankruptcy in 2001 during Mr. Levy’s tenure as chief executive officer. Subsequent to his departure in May 2001, EZ2GET.com was forced to liquidate as a result of financial and funding difficulties arising after September 11, 2001. Mr. Levy served as senior vice president, sales, marketing and new business ventures from 1995 to 2000, and senior vice president, sales, customer service and retail sales from 1990 to 1995 for Purolator Courier Limited, a Canadian overnight transportation company, which was a holding of Onex Corporation. From 1979 to 1990, Mr. Levy was employed by Federal Express Corporation. From 1987 to 1990, Mr. Levy was managing director of sales for Federal Express Corporation’s Canadian region. From 1979 to 1987, Mr. Levy held various sales and district management positions within Federal Express Corporation. Mr. Levy received his B.A. in Public Administration from the College of New Jersey.  Mr. Levy provides our board of directors with his diverse and broad knowledge of, and experience in, sales, marketing and supply chains in the transportation and logistics and other industries together with extensive leadership and management experience.

Charles H. “Skip” Fischer III has served as the President of The Clark Group, Inc. since October 2009 and as the President and Chief Operating Officer of The Clark Group, Inc.’s domestic division, which includes Clark Distribution Systems, Inc. and Highway Distribution Systems, Inc., since the Acquisition. Prior to such time, Mr. Fischer served as Senior Vice President of The Clark Group, Inc. and Executive Vice President of Highway Distribution Systems, Inc., beginning in December 2005.  Prior to joining Clark, from January 2002 until December 2005, Mr. Fischer was Executive Vice President of Kappa Graphics, a commercial printer and publisher of crossword puzzles and word-find books in the United States. Kappa Graphics is a long-standing customer of Clark Distribution Systems, Inc. From 1988 through 2001, Mr. Fischer held numerous financial and operational executive positions at several of publishers in New York City. These positions included, Chief Operating Officer of Dorling Kindersley, Chief Executive Officer of US Media Holdings, and Chief Operating Officer of Von Holtzbrinck Publishing Services. From 1984 to 1988, Mr. Fischer was a Senior Auditor with Arthur Young in New York City, specializing in the firms publishing clients. Mr. Fischer is a Certified Public Accountant in New York and New Jersey and holds a Bachelor of Science degree in accounting from Syracuse University.

Brian G. Gillen has been the President and Chief Operating Officer of Clark Worldwide Transportation since May 2008. He has over 25 years experience in global logistics at public and private entities. From 2003 to 2008, Mr. Gillen served as Vice President, International Sales at Pilot Freight Services.  In this role, Mr. Gillen was responsible for the overall growth and profitability of international products and services, as well as expanding the company’s global market share.  Prior to his tenure at Pilot, Mr. Gillen served at Airborne Freight Corporation, Inc. from 1984 to 2003 in a variety or roles.  Most recently, he served as General Manager; International where he drove improved sales force efficiencies and forecasting accuracy via the effective implementation of various automation and CRM initiatives.  Mr. Gillen was also responsible for coordinating global supply chain solutions and systems integration, as well as directing new business development.  Mr. Gillen graduated with a B.A. degree in Economics from Villanova University and received his M.S. degree from the New Jersey Institute of Technology’s Graduate School of Management.

Stephen M. Spritzer has been our Chief Financial Officer, Treasurer and Secretary since the Acquisition. Mr. Spritzer has been Chief Financial Officer of The Clark Group, Inc. since February 2007. From 1993 to 2007, Mr. Spritzer maintained a private consulting practice with expertise in various industries including Security, Information Services, Software Design, Gaming & Racing, and Hospitality. With many of these clients, Mr. Spritzer managed and operated the accounting and financial departments of the organizations. From 1987 through 1993, Mr. Spritzer served as Chief Financial Officer of Victoria Station Inc., a publicly held company in the hospitality industry. Prior to 1987, he served as a senior executive of two large privately held companies in the fields of protection and news information; and as a senior consultant with Deloitte and Touche, LLP where he advised and consulted in areas such as turnaround analysis and implementation, cost containment, budgeting, financial planning, marketing plans, litigation support (anti-trust), accounting and financial system design, financial feasibility studies and expansion analysis. Mr. Spritzer has a B.A. in Economics from Hamilton College, a G.C. in Economics from the London School of Economics and a M.B.A. in Accounting and Finance from the University of Chicago. He is a Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file.  Based upon copies of such forms received, we are aware of the following filings that were not timely made:

•	Form 4 for Charles H. Fischer III filed on March 19, 2009 reporting the grant on March 16, 2009 of a stock option for 6,250 shares of common stock exercisable at $0.69 per share.

•	Form 4 for Brian G. Gillen filed on September 17, 2009 reporting the grant on September 14, 2009 of a stock option for 6,250 shares of common stock exercisable at $0.75 per share.

•	Form 4 for Charles H. Fischer III filed on September 17, 2009 reporting the grant on September 14, 2009 of a stock option for 6,250 shares of common stock exercisable at $0.75 per share.

•	Form 4 for Timothy Teagan filed on September 17, 2009 reporting the grant on September 14, 2009 of a stock option for 8,750 shares of common stock exercisable at $0.75 per share.

Based solely on copies of such forms received or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that, during the fiscal year ended January 2, 2010, all other filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

In February 2006, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to Clark Holdings Inc., 121 New York Avenue, Trenton, New Jersey 08638.

Committees of the Board of Directors

 We have separately-designated standing audit, compensation and nominating and corporate governance committees.

Audit Committee

Our audit committee consists of Messrs. Cook, McInnes and Levy, each an independent director under the NYSE Amex rules, with Mr. Cook serving as its chairman.  The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the NYSE Amex rules. The NYSE Amex rules define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

Financial Expert on Audit Committee

We must certify to the NYSE Amex that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. Our board has determined that Mr. Cook satisfies the NYSE Amex’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the Securities and Exchange Commission.

Nominations and Corporate Governance Committee

We established a nominations committee in February 2008.  In June 2009, we re-designated the nominations committee as the nominating and corporate governance committee and adopted a new charter.  The nominating and corporate governance committee consists of Messrs. McInnes, Cook, Bowers and Levy, each an independent director under NYSE Amex rules, with Mr. McInnes serving as chairman until February 2009 and Mr. Bowers serving as chairman since that time.

There have been no material changes to the procedures by which security holders may recommend nominees to the board.

Compensation Committee Information

Our compensation committee consists of Messrs. McInnes, Cook and Bowers, with Mr. McInnes serving as chairman.  Each of Messrs. McInnes, Cook and Bowers is a non-employee director and is an independent director under NYSE Amex rules.

ITEM 11.	EXECUTIVE COMPENSATION.

Executive and Director Compensation

Summary Compensation Table

The following table shows the compensation paid and accrued during each of our last two fiscal years to (i) our principal executive officer, (ii) our two most highly compensated executive officers who were executive officers as of the end of the fiscal year and (iii) one individual who would have been among our two most highly compensated executive officers except he was not an executive officer as of the end of the fiscal year (collectively, the “Named Executive Officers”).

				Option	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Compensation ($)	Total ($)
Gregory E. Burns-(1)	2009	154,385	-	63,000	-	217,385
	2008	-	-	24,800	-	24,800
Timothy Teagan-(2)	2009	249,832	-	12,688	8,527	271,046
	2008	287,053	143,975	154,688	17,267	602,983
Skip Fischer-(3)	2009	243,002	20,000	30,875	19,986	313,863
	2008	249,263	74,250	-	26,735	350,247
Stephen Sprizter-(4)	2009	173,895	-	10,875	7,513	192,283
	2008	175,000	33,652	-	8,667	217,319

(1)
Mr. Burns is our President and Chief Executive Officer.  “All Other Compensation” to Mr. Burns in the fiscal year ended January 3, 2009 includes fees received as compensation for Mr. Burns’ service as a director, as follows: $27,000 in fees earned or paid in cash and $24,800 in option awards.

(2)
Mr. Teagan was the President and Chief Executive Officer of The Clark Group, Inc. until his resignation on October 21, 2009.  “All Other Compensation” to Mr. Teagan represents, in each case for 2009 and 2008, respectively, (a) an automobile allowance of $7,895and $9,636, (b) $632 and $731 for the Company’s payment of a portion of Mr. Teagan’s long term disability insurance premiums and (c) Company contributions to Mr. Teagan’s 401(k) Savings Plan of $0 and $ $6,900.

(3)
Mr. Fischer is the President of The Clark Group, Inc. and is the President and Chief Operating Officer of Clark Distribution Systems, Inc. and Highway Distribution Systems, Inc.  “All Other Compensation” to Mr. Fischer represents, in each case for 2009 and 2008, respectively, (a) an automobile allowance of $10,308 and $10,000, (b) $9,679 and $9,679 for the Company’s payment of a portion of his health care insurance premiums and (c) Company contributions to Mr. Fischer’s 401(k) Savings Plan of $0 and $ $6,900.

(4)
Mr. Spritzer is our Chief Financial Officer, Treasurer and Secretary.  “All Other Compensation” to Mr. Spritzer represents for 2009 and 2008 respectively, $7,513 and $2,504 for the Company’s payment of a portion of his health care insurance premiums and (b) Company contributions to Mr. Spritzer’s 401(k) Savings Plan of $0 and $ $6,007.

Compensation Arrangements

Gregory E. Burns

Prior to February 2009, Mr. Burns received compensation for his services as director and no compensation for his services as our President and Chief Executive Officer.  In February 2009, we approved a compensation arrangement for Mr. Burns as our President and Chief Executive Officer and ceased paying him compensation for his services as a director.  Pursuant to his compensation arrangement, Mr. Burns receives a base salary at the rate of $180,000 per year and is eligible to receive an annual equity incentive bonus of up to 100% of his annual base salary, based upon the achievement of benchmarks focused on increasing stockholder value, as determined in advance by the Compensation Committee. As part of the compensation arrangement, Mr. Burns also was granted, under the Company’s 2007 Long-Term Incentive Plan, a ten-year option to purchase up to 150,000 shares of the Company’s common stock at an exercise price of $0.69 per share (the closing price of the Company’s common stock on the NYSE Amex on February 9, 2009, the date of the grant), vesting in three equal installments on the first three anniversaries of the date of grant.  Mr. Burns will not participate in the health and retirement plans available to the Company’s other officers and employees.  Prior to becoming our President and Chief Executive Officer in August 2008, Mr. Burns received compensation for his service as a director as set forth below.

Charles H. Fischer III

In October 2009, we entered into an employment agreement with Mr. Fischer, in connection with his promotion to president of The Clark Group, Inc.  The agreement supersedes and replaces in its entirety the previous employment agreement between The Clark Group, Inc. and Mr. Fischer.  Pursuant to the agreement, Mr. Fischer will be employed as the President of The Clark Group, Inc.  Mr. Fischer (i) will receive a base salary at an annual rate of $251,327 commencing upon the signing, of $230,000 commencing on January 1, 2010, of $210,000 commencing on July 1, 2010, and of $190,000 commencing on January 1, 2011; (ii) received $20,000 upon signing and will receive another $20,000 on May 31, 2010; (iii) was granted a ten-year option to purchase 50,000 shares of the Registrant’s common stock at an exercise price of $0.65 per share, which vests as to 25,000 shares of common stock on October 28, 2012 and vests as to 25,000 shares of common stock based on the achievement of certain performance criteria; and (iv) will receive cash bonuses based on the profitability of The Clark Group, Inc.’s domestic division.  In addition, Mr. Fischer will be reimbursed for out-of-pocket expenses reasonably incurred in the performance of his duties; will receive four weeks of vacation; will be eligible to participate in The Clark Group, Inc.’s benefit plans, including health, pension, short-term disability and life insurance; and will receive an automobile allowance.

The term of Mr. Fischer’s agreement is one year, unless earlier terminated as provided therein.  The term automatically renews for additional one year terms unless one party notifies the other at least 30 days prior to the anniversary date that such party intends not to renew.  If Mr. Fischer’s employment is terminated “without good cause” (as defined in the his agreement) or The Clark Group, Inc. does not elect to renew for a consecutive one-year term, then The Clark Group, Inc. will pay Mr. Fischer, as severance, his then current base salary for one year following the expiration of the term.  His right to the severance is subject to his execution of a separate agreement that includes a general release of all claims against The Clark Group, Inc.  The Clark Group, Inc. may terminate the severance if Mr. Fischer breaches certain of the restrictive covenants contained in his agreement.

Mr. Fischer’s prior employment agreement provided for him to be employed as Executive Vice President of Clark Distribution Systems, Inc. and Highway Distribution Systems, Inc., at an initial base salary of $230,000, with a further automobile allowance of $10,000 per year.  Mr. Fischer’s base salary was subsequently increased to $251,327 and, in connection with the Acquisition, he was promoted to President and Chief Operating Officer of our domestic division (comprised of Clark Distribution Systems, Inc., Highway Distribution Systems, Inc. and Evergreen Express Lines, Inc.).  Under the employment agreement, Mr. Fischer was eligible for a performance bonus and an annual incentive bonus.  He was also entitled to reimbursement for reasonable business expenses incurred in connection with the performance of his duties and to participate in any benefit plans sponsored by us, including health, pension and short-term disability and life insurance.

Stephen M. Spritzer

In February 2007, The Clark Group, Inc. entered into an employment agreement with Mr. Spritzer, providing for him to be employed as Chief Financial Officer and Chief Administrative Officer of The Clark Group, Inc., at an initial base salary of $136,000.  His base salary was subsequently increased to $180,250. Under the employment agreement, Mr. Spritzer is eligible for a performance bonus.  He is also entitled to reimbursement for reasonable business expenses incurred in connection with the performance of his duties and to participate in any benefit plans sponsored by us, including health, pension and short-term disability and life insurance.

Mr. Spritzer’s employment agreement renews for additional successive one year terms, unless we notify him that it will be allowed to expire by December 31 or it is earlier terminated as follows. Mr. Spritzer’s employment may be terminated by us upon 10 days’ notice for “good cause” (as defined in the employment agreement) or he may voluntarily terminate his employment upon 60 days’ notice; in either case, he will have no right to severance.  If Mr. Spritzer’s employment is terminated by us without good cause, he will be entitled to severance equal to one year of his then current base salary and a prorated portion of his annual performance bonus, as long as he returns all of our company property and continues to comply with our confidentiality policy.  If we request or direct Mr. Spritzer to move his place of employment more than 20 miles or if his duties are significantly altered or reduced, Mr. Spritzer may elect to receive severance as if he had been terminated without good cause.

Timothy Teagan

In connection with our acquisition of The Clark Group, Inc. (the Acquisition, as defined above), we entered into an employment agreement with Mr. Teagan, providing for him to be employed as President and Chief Executive Officer of The Clark Group, Inc., at a base annual salary of $283,109, with a further automobile allowance of $9,330. It provided for him to be eligible to receive an annual bonus according to the plan described below and for him to receive annual equity incentives up to 40% of his base salary as determined by the compensation committee based on the achievement of individual objectives and corporate benchmarks. Furthermore, in June 2008, upon completion of The Clark Group, Inc.’s audited financial statements for the 2007 fiscal year, Mr. Teagan received a ten year option to purchase 56,250 shares of our common stock at an exercise price of $2.75 per share (the closing price of the Company’s common stock on the NYSE Amex on the date of the grant) with vesting in increments of one third at each anniversary of the grant date.

Mr. Teagan’s employment agreement also obligated us to maintain certain benefits received under Mr. Teagan’s prior employment agreement, including life and disability insurance, health care insurance, dental insurance, prescription coverage, short term disability insurance, vacation and illness benefits and long term disability coverage, in accordance with existing practices. All of these benefits other than long term disability coverage were available to our employees on a company-wide basis. With respect to such coverage, we paid the annual premium, which for the last fiscal year was an aggregate of approximately $ 632. He was entitled to reimbursement for documented and reasonable business expenses incurred in connection with the performance of his duties and to participate in any group insurance, hospitalization, medical, dental, health and disability benefit plans sponsored by us to the extent he is eligible therefor.

Mr. Teagan resigned on October 21, 2009.  In connection with his resignation, we entered into a separation agreement and general release with Mr. Teagan.  Pursuant to the agreement, among other things, (i) Mr. Teagan will receive severance pay consisting of salary continuation from November 7, 2009 through February 12, 2011; (ii) Mr. Teagan will receive the compensation set forth in the Consulting Agreement (as defined below); (iii) Mr. Teagan will not be entitled to any employee benefits, bonus payments, additional severance pay, vacation pay, or other payments following November 6, 2009; (iv) Mr. Teagan provided a release of claims; and (v) Mr. Teagan agreed to certain restrictive covenants.

Bonus Pools and Incentive Compensation

Executive cash bonuses are paid on an annual basis from an executive bonus pool that consists of 10% of earnings before interest, taxes and amortization in a fiscal year. The compensation committee determines the executives who can participate in the bonus pool and the participant’s respective share of the bonus pool.  Twenty percent of each participating executive’s share of the pool is paid only to the extent that pre-determined performance objectives and corporate benchmarks are achieved.  The performance objectives and corporate benchmarks are determined by the compensation committee and include, among other key business factors: growth in gross revenue; growth in net revenue; growth in earnings before interest and taxes; growth in earnings per share; corporate operating margin; earnings per share; development of personnel; retention of personnel and retention of customers.  Messrs. Fischer and Spritzer were selected by the compensation committee to participate in the executive bonus pool during 2009 but each voluntarily declined participation.

In addition, Messrs. Fischer and Spritzer are, and Mr. Teagan was, eligible to receive stock-based awards under our 2007 Long-Term Incentive Equity Plan. The plan is more fully described under this Item in the section entitled “Executive Officer and Director Compensation – 2007 Long-Term Incentive Equity Plan.”  The stock-based awards granted under the plan to Messrs. Fischer, Spritzer and Teagan are described under this Item in the section entitled “Executive Officer and Director Compensation – Outstanding Equity Awards at Fiscal Year End.”

Outstanding Equity Awards at Fiscal Year End

The following table contains information concerning unexercised options for each Named Executive Officer, outstanding as of January 2, 2010.

		Option Awards
Name and Principal Position	Year	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Option Exercise Price ($)	Option Expiration Date
Gregory E. Burns	2009	-	150,000	0.42	2/8/2019
	2008	-	10,000	2.48	3/13/2018
Timothy Teagan-(1)	2009	-	26,250	0.48	03/15/2019, 6/14/2019, 9/13/2019
	2008	18,750	37,500	2.75	6/5/2018
Skip Fischer	2009	-	75,000	0.41	03/15/2019, 6/14/2019, 9/13/2019, 10/27/2019, 12/14/2019
	2008	-	-	-
Stephen Sprizter	2009	-	25,000	0.44	03/15/2019, 6/14/2019, 9/13/2019, 12/14/2019
	2008	-	-	-

(1) Such options expired by their terms on January 20, 2010, 90 days following Mr. Teagan’s resignation from the Company.

Retirement Benefits and Payments Upon a Resignation, Retirement or Change of Control

We do not have special retirement plans for our Named Executive Officers. Messrs. Fischer, Spritzer may participate, and Mr. Teagan could participate, in the same retirement plans as are available to substantially all of our employees, including our 401(k) plan.  Mr. Burns does not participate in any such plans.

As described above, each of Messrs. Fischer and Spritzer is, and Mr. Teagan was, entitled to receive severance upon termination of his employment without cause.  In addition, Mr. Spritzer is entitled to receive severance if we move his place of employment more than 20 miles or his duties are significantly altered or reduced and Mr. Teagan was entitled to receive severance upon the occurrence of certain “fundamental changes.”  Mr. Teagan resigned in October 2009 and his severance is described under this Item in the section entitled “Executive and Director Compensation – Compensation Arrangements – Timothy Teagan.”

Furthermore, the vesting of stock options and other awards granted under our 2007 Long-Term Incentive Equity Plan, including those held by Messrs. Fischer and Spritzer, may be accelerated upon the occurrence of certain events.  In the event any person acquires 50% or more of our common stock, and our board does not approve such acquisition, then all such awards will vest immediately.  In the event of an acquisition of substantially all of our assets or 50% or more of our common stock, the compensation committee may elect to accelerate the vesting of such awards.

2007 Long-Term Incentive Equity Plan

The plan reserves 930,000 shares of our common stock for issuance in accordance with its terms. All of our officers, directors, employees and consultants are eligible to be granted awards under the plan. An incentive stock option may be granted under the plan only to a person who, at the time of the grant, is an employee of ours or a related corporation. The maximum award to any holder in any calendar year is not to exceed 600,000 shares of common stock in the aggregate. The plan will terminate when no further awards may be granted and awards granted are no longer outstanding, provided that incentive options may only be granted until February 12, 2018. To the extent permitted under the provisions of the plan, the compensation committee has authority to determine the selection of participants, allotment of shares, price, and other conditions of awards.

Director Compensation

The following table contains information concerning compensation of our directors for the fiscal year ended January 2, 2010:

		Fees Earned or Paid in	Option
Name	Year	Cash ($)	Awards ($)	Total ($)
Donald G. McInnes	2009	57,000		57,000
	2008	55,500	24,800	80,300
Gregory E. Burns	2009	-	-	-
	2008	27,000	24,800	51,800
Timothy Teagan -(1)	2009	-	-	-
	2008	-	-	-
Brian Bowers	2009	37,000		37,000
	2008	36,000	24,800	60,800
Edward W. Cook	2009	44,000	-	44,000
	2008	54,000	24,800	78,800
Maurice Levy	2009	33,000	-	33,000
	2008	42,500	24,800	67,300
Kenneth L. Saunders-(2)	2009	13,650	8,400	22,050
	2008	1,650	4,300	5,950
James J. Martell-(3)	2008	37,750	24,800	62,550

(1)	Mr. Teagan resigned from the board of directors on October 26, 2009. His options expired by their terms on January 20, 2010.
(2)	Mr. Saunders was appointed to the board of directors on November 28, 2008 and resigned on July 31, 2009. His options expired by their terms on October 30, 2009.
(3)	Mr. Martell resigned from the board of directors on October 14, 2008. His options expired by their terms on January 13, 2009.

Employees of ours who serve on the board of directors do not receive any cash compensation for their service as members of the board of directors, except for Mr. Burns who received compensation for his services as a director during the time, from August 2008 to February 2009, that he served without compensation as our President and Chief Executive Officer. We ceased paying Mr. Burns compensation as a director upon the approval in February 2009 of a compensation arrangement for his services as President and Chief Executive Officer. Prior to 2009, Mr. Burns was compensated as if he were a non-employee director and such compensation is reported in the Summary Compensation Table above.

Our non-employee directors each receive an annual cash fee of $20,000 and an additional $1,000 fee for each board and committee meeting that they attend in person. Prior to February 2009, non-employee directors also received a $1,000 fee for each meeting attended by telephonic participation lasting one hour or more and a $500 fee for each meeting attended by telephonic participation lasting less than one hour. Such fees for telephonic participation are no longer paid, except in special circumstances upon application to the compensation committee and approval by the board of directors. In addition, the chair of our audit committee receives an additional $7,000 for the chair’s service and the chairs of our compensation and nominating committees receive an additional $5,000 for the chair’s services. All cash payments to directors are made quarterly in arrears. Our non-employee directors also receive a grant of options to acquire 10,000 shares of our common stock on the first business day following their initial appointment or election and a grant of options to acquire 20,000 shares of our common stock on the first business day following each annual meeting of stockholders at which they are re-elected to the board.  The options vest semi-annually over three years. The per share exercise price of these options will be equal to the market price of our common stock on the date of grant.

On March 13, 2008, in connection with the consummation of our acquisition of The Clark Group, Inc., we granted a ten-year option to purchase 10,000 shares of our common stock at an exercise price of $4.06 per share (the closing price of the Company’s common stock on the NYSE Amex on the date of the grant), vesting in six equal semiannual installments, to Messrs. Bowers, Burns, Cook, Levy and McInnes, each a then non-employee director of ours, and to Mr. James J. Martell, a former non-employee director of ours. On November 28, 2008, we granted in connection with his appointment to the board of directors, a ten-year option to purchase 10,000 shares of our common stock at an exercise price of $0.71 vesting in six equal installments to Kenneth L. Saunders, a former non-employee director of ours.  On June 2, 2009, we granted to Mr. Saunders, in connection with his re-election to the board of directors, a ten-year option to purchase 20,000 shares of our common stock at an exercise price of $0.68 vesting in six equal installments.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of April 30, 2010 with respect to the beneficial ownership of our common stock by (i) those persons or groups known to beneficially own more than 5% of our voting securities, (ii) each of our current executive officers and directors, (iii) each nominee for director and (iv) all of our current directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Number of Shares	Percentage

Cherokee Capital Management, LLC(2)	3,080,000	25.6%

T. Rowe Price Associates, Inc.(3)	2,646,600	19.3%

Davis Selected Advisors, L.P.(4)	1,493,715	12.4%

Charles Royce(5)	1,503,497	11.5%

James J. Martell(6)	1,240,065	10.0%

Name and Address of Beneficial Owner(1)	Number of Shares	Percentage

Pine River Capital Management(7)	1,311,300	9.8%

Gregory E. Burns(8)	4,027,058	30.0%

Edward W. Cook(9)	171,439	1.4%

Donald G. McInnes(10)	136,021	1.1%

Maurice Levy(11)	116,391	1.0%

Brian Bowers(12)	36,468	* %

Brian Gillen(13)	23,066	* %

Charles H. “Skip” Fischer(14)	19,166	* %

Stephen M. Spritzer(15)	12,491	* %

Robert C. LaRose(16)	0	* %

All directors and executive officers as a group (nine individuals)(17)	4,667,485	33.3%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is 121 New York Avenue, Trenton, New Jersey 80638.
(2)
Each of Cherokee Capital Management, LLC, Charles C. Anderson, Jr., Joel R. Anderson, the Delaware ESBT of Charles C. Anderson, Jr., Terrence C. Anderson, Clyde B. Anderson, Harold M. Anderson and David Gillis has shared power to vote and dispose of the shares of common stock.  The business address of each of the reporting persons is c/o Anderson Media Corporation, 6016 Brookvale Lane, Suite 151, Knoxville, Tennessee 37919. The foregoing information was derived from a Schedule 13D, as amended on November 5, 2009.

(3)
Represents 1,012,000 shares of common stock owned directly and 1,634,600 shares of common stock subject to warrants and conversion rights.  T. Rowe Price Associates, Inc. (“T. Rowe Price”) has sole power to dispose of all such shares and has sole power to vote 84,800 of the shares owned directly and 117,400 of the shares subject to warrants and conversion rights.  T. Rowe Price New Horizons Fund, Inc. (“Fund”) has sole power to vote 927,200 of the shares owned directly and 1,517,200 of the shares subject to warrants and conversion rights.  The business address of each of T. Rowe Price and the Fund is 100 E. Pratt Street, Baltimore, Maryland 21202. The foregoing information was derived from a Schedule 13G, as amended on February 23, 2010.

(4)
Davis Selected Advisors, L.P. has sole voting and dispositive power over the shares of common stock.  The business address of Davis Selected Advisors, L.P. is 2949 East Elvira Road, Suite 101, Tucson, Arizona 85706. The foregoing information was derived from a Schedule 13G, as amended on February 12, 2010.

(5)
Includes 498,952 shares of common stock and 1,004,545 shares of common stock subject to warrants, over which Mr. Royce has sole voting and dispositive power. The business address of Mr. Royce is c/o Royce & Associates, LLC, 1414 Avenue of the Americas, New York, New York 10019.  The foregoing information was derived from a Schedule 13D, as filed on February 15, 2008 and a Form 4, filed on March 11, 2008.

(6)
Includes 808,247 shares of common stock and 431,818 shares of common stock subject to warrants, over which Mr. Martell has sole voting and dispositive power.  The foregoing information was derived from a Schedule 13D, as filed on March 17, 2008.

(7)
Each of Brian Taylor and Pine River Capital Management L.P. (“Pine River”) has shared power to vote and dispose of the shares of common stock.  The business address of each of Mr. Taylor and Pine River is 601 Carlson Parkway, Suite 330, Minnetonka, Minnesota 55305. The foregoing information was derived from a Schedule 13G, as filed on January 15, 2009.

(8)
Includes 2,616,926 shares of common stock, 1,353,464 shares of common stock subject to warrants and 56,668 shares of common stock subject to stock options, over which Mr. Burns has sole voting and dispositive power. Does not include 103,332 shares of common stock subject to stock options that are not currently exercisable and will not become exercisable within 60 days. Mr. Burns’ address is 330 Madison Avenue, 6th Floor, New York, New York 10017.  Mr. Burns is a member of our board of directors and is our President and Chief Executive Officer.

(9)
Includes 71,862 shares of common stock over which Mr. Cook has sole voting and dispositive power, 2,000 shares of common stock over which Mr. Cook has shared voting and dispositive power, 90,909 shares of common stock subject to warrants over which Mr. Cook has sole voting and dispositive power and 6,668 shares of common stock subject to stock options over which Mr. Cook has sole voting and dispositive power. Does not include 3,332 shares of common stock subject to stock options that are not currently exercisable and will not become exercisable within 60 days.  Mr. Cook is a member of our board of directors. The business address for Mr. Cook is Performance Fire Protection, LLC, Lakeside Business Park, 181 Gasoline Alley, Mooresville, NC 28117

(10)
Includes 70,062 shares of common stock over which Mr. McInnes has sole voting and dispositive power, 200 shares of common stock over which Mr. McInnes has shared voting and dispositive power, 59,091 shares of common stock subject to warrants over which Mr. McInnes has sole voting and dispositive power and 6,668 shares of common stock subject to stock options over which Mr. McInnes has sole voting and dispositive power. Does not include 3,332 shares of common stock subject to stock options that are not currently exercisable and will not become exercisable within 60 days.  Mr. McInnes is the Chairman of our board of directors.

(11)
Includes 79,450 shares of common stock over which Mr. Levy has sole voting and dispositive power, 3,000 shares of common stock over which Mr. Levy has shared voting and dispositive power, 27,273 shares of common stock subject to warrants over which Mr. Levy has sole voting and dispositive power and 6,668 shares of common stock subject to stock options over which Mr. Levy has sole voting and dispositive power. Does not include 3,332 shares of common stock subject to stock options that are not currently exercisable and will not become exercisable within 60 days.  Mr. Levy is a member of our board of directors. The business address for Mr. Levy is Smart Ventures LP, 6357 Chamberlyne Drive, Frisco, TX 75034

(12)
Includes 29,800 shares of common stock and 6,668 shares of common stock subject to stock options, over which Mr. Bowers has sole voting and dispositive power. Does not include 3,332 shares of common stock subject to stock options that are not currently exercisable and will not become exercisable within 60 days.  Mr. Bowers is a member of our board of directors.  The business address for Mr. Bowers is P.O. Box 219335, Kansas City, Missouri 64121-9335.

(13)
Includes 18,900 shares of common stock and 4,166 shares of common stock subject to stock options, over which Mr. Gillen has sole voting and dispositive power. Does not include 60,834 shares of common stock subject to stock options that are not currently exercisable and will not become exercisable within 60 days.  Mr. Gillen is the President and Chief Operating Officer of our indirect, wholly-owned subsidiary, Clark Worldwide Transportation, Inc.

(14)
Includes 15,000 shares of common stock and 4,166 shares of common stock subject to stock options, over which Mr. Fischer has sole voting and dispositive power. Does not include 70,834 shares of common stock subject to stock options that are not currently exercisable and will not become exercisable within 60 days.  Mr. Fischer is the President of The Clark Group, Inc., Clark Distribution Systems, Inc. and Highway Distribution Systems, Inc.

(15)
Includes 8,325 shares of common stock and 4,166 shares of common stock subject to stock options, over which Mr. Spritzer has sole voting and dispositive power. Does not include 30,834 shares of common stock subject to stock options that are not currently exercisable and will not become exercisable within 60 days.  Mr. Spritzer is our Chief Financial Officer, Treasurer and Secretary.

(16)
Does not include 10,000 shares of common stock subject to stock options that are not currently exercisable and will not become exercisable within 60 days.  Mr. LaRose is a member of our board of directors. The business address for Mr. LaRose is Greatwide Logistics Services, LLC, 12404 Park Central Drive, Suite 300 South, Dallas, TX 75251

(17)
Includes 2,915,525 shares of common stock and 1,626,575 shares of common stock subject to options and warrants. Does not include 289,162 shares of common stock subject to stock options that are not currently exercisable and will not become exercisable within 60 days.

The shares held by certain of the insiders are subject to an escrow agreement, as described under Item 13.

Equity Compensation Plan Information

Information regarding our equity compensation plans as of January 2, 2010 is set forth under Item 5 of the Original Filing, and such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related party transactions

Escrow Agreement.  In connection with our formation in September 2005, we sold 2,500,000 shares (the “Founders’ Shares”) of our common stock to certain individuals (our “Founders”), including Gregory E. Burns, James Martell, Donald G. McInnes, Edward W. Cook, Maurice Levy and Charles Royce.  Upon the closing of the Acquisition, certain of the holders of the Founders’ Shares placed an aggregate of 1,173,438 of such shares into escrow pursuant to a Stockholder Escrow Agreement (the “Escrow Agreement”). Of the 1,173,438 shares place into escrow, Mr. Gregory E. Burns placed 381,250, Mr. Martell placed 400,000, Messrs. McInnes and Cook placed 31,250 each, Mr. Levy placed 25,000, and Mrs. Royce placed 281,250. These shares will be released from escrow if, and only if, prior to the fifth anniversary of the closing, the last sales price of our common stock equal or exceeds $11.50 per share for any 20 trading days within a 30 day trading day period. Upon satisfaction of this condition, the stockholders may send a notice to the trustee that the conditions have been met. Upon verification by the independent trustee, shares shall be released to the holders. If such condition is not met, the shares placed in escrow will be cancelled. The release condition may not be waived by us or by our board of directors in any circumstances. The terms of the escrow agreement will restrict the holders from selling or otherwise transferring the escrowed shares during the period the escrow arrangement is in effect, subject to certain limited exceptions such as transfers to family members and trusts for estate planning purposes, the death of the holder and transfers to an estate or beneficiaries, provided that the recipients agree to remain subject to the arrangement. As of May 3,2010, the release condition had not been met.

Because of the condition to which the escrowed shares are subject, such shares are considered as contingent shares and, as a result, are not included in our pro forma income (loss) per share calculations for the 47 weeks ended January 3, 2009 or the 52 weeks ended January 2, 2010.  Also, as a result of the Company’s probability analysis of such condition being satisfied, the Company did not recognize amortization expense with respect to the escrowed shares for the 47 weeks ended January 3, 2009 or the 52 weeks ended January 2, 2010.

Registration Rights.  As described above, in connection with our formation in September 2005, we sold the Founders’ Shares to our Founders.  In addition, in connection with the closing of our initial public offering in February 2006, we sold 2,272,727 warrants (the “Founders’ Warrants”) to our Founders.  The holders of the majority of the Founders’ Shares and Founders’ Warrants (or shares of common stock underlying the Founders’ Warrants), are entitled to make up to two demands that we register the Founders’ Shares, the Founders’ Warrants and the shares of common stock underlying the Founders’ Warrants. The holders can elect to exercise these registration rights at any time.  In addition, the holders have certain “piggy-back” registration rights on registration statements filed by us. We will bear the expenses incurred in connection with the filing of any such registration statements.

Other Transactions.  From February 2006 until the consummation of the Acquisition on February 12, 2008, we paid Blue Line Advisors, Inc., a private company wholly-owned and controlled by Gregory E. Burns, approximately $7,500 per month for office space and administrative support services. For the 53 weeks ended January 3, 2009, and the year ended December 31, 2007, the Company incurred $24,000 and $90,000, respectively, for the space and services.

We reimbursed our officers and directors for any out-of-pocket business expenses incurred by them prior to the Acquisition in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations.  In accordance with this arrangement, we paid an aggregate of $24,633 to our officers and directors.

Other than the reimbursable out-of-pocket expenses payable to our officers and directors, no compensation of any kind, including finder’s and consulting fees, was paid to any of our initial stockholders, including our officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the Acquisition, other than to Blue Line Advisors, Inc. as described above.

On January 30, 2008, certain directors of the Company loaned the Company $65,000 each to fund expenses in excess of those paid from the non-Trust Account funds.  The notes were evidenced by promissory notes that bear interest at 10% per annum and are non-recourse against the Trust Account.  These notes were also repaid on February 13, 2008, in conjunction with the Acquisition.

On February 1, 2008, we entered into an agreement with Cherokee pursuant to which Cherokee Capital Management, LLC (“Cherokee”) purchased 2,380,000 shares of our common stock that were issued in our initial public offering from holders of such shares who had indicated their intention to vote against the proposal to approve the Acquisition (“Acquisition Proposal”) that was considered at our special meeting of stockholders initially convened on February 7, 2008, adjourned until February 8, 2008 and further adjourned until February 11, 2008. Pursuant to the agreement, Cherokee used reasonable efforts to obtain proxies from the sellers so that the shares could be voted in favor of the proposal or to cause the sellers to so vote such shares. We granted Cherokee certain demand and piggy-back registration rights with respect to the shares following the closing of the Acquisition. Pursuant to the agreement, Messrs. Martell, Burns and Levy and Mitchell Friedman (our former Chief Financial Officer and holder of founder’s shares) transferred 380,000 of their Founders’ Shares to Cherokee upon the consummation of the Acquisition, subject to the Lock-Up Agreement. We granted Cherokee demand and piggy-back registration rights with respect to such shares, effective upon the expiration of the six-month period prescribed by the Lock-Up Agreement, that are consistent with the registration rights the our founders have with respect to their Founders’ Shares. On February 1, 2008, we also entered into an agreement with Messrs. Martell, Burns, McInnes, Royce and Cook, pursuant to which they purchased an additional 299,800 shares from holders who had indicated their intention to vote against the Acquisition Proposal. Purchases by the founders were made in open market transactions in accordance with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934.

On February 8, 2008, we entered into a second agreement with Cherokee, pursuant to which Cherokee purchased 820,000 shares of our common stock that were issued in our public offering from holders of such shares who had indicated their intention to vote against the Acquisition Proposal. Such purchases were in addition to the 2,380,000 shares purchased by Cherokee pursuant to the February 1, 2008 agreement. Cherokee used reasonable efforts to obtain proxies from the sellers so that the shares could be voted in favor of the proposal or to cause the sellers to so vote the additional shares. We granted Cherokee demand and piggy-back registration rights with respect to the 820,000 additional shares, subject to a 180-day lock-up provision, with release from the lock-up to be allowed for block trades or other significant trades that are effected in an orderly manner. Messrs. Martell, Burns and Charles Royce, one of our founding stockholders, gave Cherokee a 30-day “put” option that required them to purchase 120,000 of such additional shares from Cherokee at $8.03 per share, the price at which they were purchased by Cherokee. The put option was exercised by Cherokee on February 28, 2008 and the shares purchased by Messrs. Martell, Burns and Royce on March 6, 2008. Pursuant to the agreement, each of Messrs. Martell and Burns also transferred 37,500 shares and Mr. Friedman transferred 25,000 shares of our common stock to Cherokee upon the closing of the Acquisition. All 100,000 shares were subject to the Lock-Up Agreement. We also granted Cherokee demand and piggy-back registration rights with respect to all of the shares being transferred to it by the our founders effective upon the expiration of the six-month lock-up period, in addition to having the same registration rights as the our founders had with respect to such shares, subject to shares subject to escrow arrangements being released therefrom.

The Company provides logistics and transportation services for Anderson Merchandisers, LP, related through common ownership.  The revenue related to these services was $1,223,000 and $2,806,000 for the 52 weeks ended January 2, 2010 and the 53 weeks ended January 3, 2009, respectively, and is included in gross revenues.  Accounts receivable included in the consolidated balance sheet from Anderson Merchandisers, LP, was $5,000 and $333,000 as of January 2, 2010, and January 3, 2009, respectively.

The Company purchases transportation services from Prologix Distribution Services (East), LLC, related through common ownership.  Such purchases were $120,000 and $0 for the 53 weeks ended January 3, 2009, and year ended December 31, 2007, respectively, and are included in freight expense. There were no amounts payable to the Company from Prologix Distribution Services (East), LLC at January 3, 2009, and December 31, 2007.  Prologix Distribution Services (East), LLC was not a related party through common ownership during the 52 weeks ended January 2, 2010.

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

Related party policy

Our written Code of Ethics requires us to avoid, wherever possible, all related person transactions that could result in actual or potential conflicts of interest, except under guidelines approved by the board of directors (or the audit committee). SEC rules generally define related person transactions as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5 percent beneficial owner of our common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

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

Independence of Directors

As a result of our securities being listed on the NYSE Amex, we adhere to the rules of that exchange in determining whether a director is independent. Our board of directors also will consult with our counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The NYSE Amex listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment. The exchange requires that a majority of the board of directors of a company be independent, as determined by the board. Consistent with these considerations, our board of directors has affirmatively determined that, Messrs. McInnes, Bowers, Cook, LaRose and Levy, constituting a majority of the board of directors, are independent directors for the ensuing year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our audit committee has selected ParenteBeard LLC (“Parente”) as our independent auditors for the fiscal year ending January 1, 2011. Parente was our independent auditor for the fiscal year ended January 2, 2010.

Audit Fees

For the fiscal year ended January 2, 2010  we paid Parente $91,500 in connection with its review of our Quarterly Reports on Form 10-Q.  In addition and subsequent to year end, we accrued $120,000 for the audit of the financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

For the fiscal year ended January 3, 2009, we paid Parente $160,000 in connection with its review of our Quarterly Reports on Form 10-Q.  In addition, we paid Parente $130,000 for its audit of the financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

The aggregate of such fees paid and accrued to Parente is $211,500 and $290,000 for the fiscal years ended January 2, 2010 and January 3, 2009, respectively.

Audit-Related Fees

For the fiscal year ended January 2, 2010, we paid Eisner LLP (“Eisner”) $90,000 for consulting services associated with the Company’s certification under Section 404(a) of the Sarbanes Oxley Act (“Section 404(a)”).  We also paid Eisner $48,000 for its work associated with the valuation of options that were issued during the year, the impairment analysis of identifiable assets and for the review of our Form 10Qs and Form 10K.

For the fiscal year ended January 3, 2009, we paid Eisner $159,000 for consulting services associated with the Company’s Section 404(a) certification.

Tax Fees

During the fiscal years ended January 2, 2010 and January 3, 2009, we did not pay to Parente or Eisner any fees for tax compliance, tax advice or tax planning.

All Other Fees

During the fiscal year ended January 2, 2010, we paid Eisner $24,000 for litigation support services in preparation of the escrow claim for indemnification under the stock purchase agreement with the sellers of The Clark Group, Inc. The settlement agreement is more fully described under Item 3 of the Original Filing.  During the fiscal years ended January 2, 2010 and January 3, 2009, we did not pay to Parente or Eisner any other fees for products or services other than those set forth in this Item 14.

Audit Committee Pre-Approval Policies and Procedures

During the fiscal years ended January 2, 2010 and January 3, 2009, our audit committee approved all audit-related, tax or other services provided by our principal accountant prior to its engagement for such purpose.  On a going forward basis, the audit committee will continue to approve all services provided and fees earned by our principal accountant prior to its engagement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this amendment:

3.	Exhibits:

Exhibit No.	Description

10.8	Employment Agreement, dated October 27, 2009, by and between The Clark Group, Inc. and Charles H. Fischer III.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of May 2010.

CLARK HOLDINGS INC.

By:	/s/ Gregory E. Burns
President and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gregory E. Burns	President, Chief Executive Officer and	May 3, 2010
Gregory E. Burns	Director (Principal Executive Officer)

/s/ Stephen M. Spritzer	Chief Financial Officer, Treasurer and	May 3, 2010
Stephen M. Spritzer	Secretary (Principal Financial Officer and
Principal Accounting Officer)

/s/ Donald G. McInnes	Non-Executive Chairman of the Board	May 3, 2010
Donald G. McInnes

/s/ Brian Bowers	Director	May 3, 2010
Brian Bowers

/s/ Edward W. Cook	Director	May 3, 2010
Edward W. Cook

/s/ Robert C. LaRose	Director	May 3, 2010
Robert C. LaRose

/s/ Maurice Levy	Director	May 3, 2010
Maurice Levy

EXHIBIT INDEX

Exhibit No.	Description

10.8	Employment Agreement, dated October 27, 2009, by and between The Clark Group, Inc. and Charles H. Fischer III.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.