Form 10-K/A
period 2009-01-03
Clark Holdings Inc.
filed 2010-05-10
CIK 1338401

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes   ☐    No   ☒

As of June 28, 2008, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $7,345,319.

As of May 3, 2010, there were 12,032,193 shares of Common Stock, $.0001 par value per share, outstanding.

Documents Incorporated by Reference: Proxy statement for the registrant’s 2009 annual meeting, filed pursuant to Regulation 14A on May 4, 2009.

CLARK HOLDINGS INC.

FORM 10-K

TABLE OF CONTENTS

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment”) amends and restates the Annual Report on Form 10-K of Clark Holdings Inc. (“Company”) for the fiscal year ended January 3, 2009, filed with the Securities and Exchange Commission (“Commission”) on April 20, 2009 (“Original Filing”).  The Company is filing this Amendment in response to comments made by Commission solely to (i) revise the presentation of the Company’s financial statements to present The Clark Group, Inc. as its predecessor, as described in the Company’s Current Report on Form 8-K dated March 25, 2010, filed with the Commission on March 31, 2010, and (ii) to make conforming changes to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”.  See the restatement note in the notes to the financial statements.

In addition, in connection with the filing of this Amendment and pursuant to the rules of the Commission, the Company’s Chief Executive Officer and the Chief Financial Officer have reissued their certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”), attached as Exhibits 31.1 and 31.2, and their certification pursuant to Section 906 of SOX, attached as Exhibit 32.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the dates described in the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the filings made by the Company with the Commission subsequent to the filing of the Original Filing, as information in such filings may update or supersede certain information contained in this Amendment.

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

At the closing of the Acquisition, we entered into an escrow agreement (“Escrow Agreement”) with the stockholders of CGI, as sellers, providing for (i) $7,500,000 as a fund for the payment of indemnification claims that may be made by us as a result of any breaches of CGI’s covenants, representations and warranties in the SPA (“Indemnification Escrow”), (ii) $500,000 as a fund to pay us the amount, if any, by which the average of the working capital on the last day of the month for the twelve months ended March 31, 2008, was higher (less negative) than negative $1,588,462 (“Working Capital Escrow”), and (iii) $300,000 as a fund to reimburse CGI and us for costs incurred in connection with discontinuing certain of CGI’s operations in the United Kingdom (“Discontinued Operations Escrow”).  On August 14, 2008, one third of the Indemnification Escrow, or $2.5 million, was released to former stockholders of CGI in accordance with the terms of the SPA.  On September 15, 2008, the entire Discontinued Operations Escrow was released to the former stockholders of CGI.  By the end of the third quarter of 2008, the entire Working Capital Escrow had been released, all of which was due to the Company in accordance with the SPA and the Escrow Agreement, but $257,000 of which was paid to the Sellers in satisfaction of the aforementioned adjustment to the Acquisition consideration based on CGI’s working capital at closing as finally determined. On February 9, 2009, in accordance with the Escrow Agreement, the Company delivered a notice certificate for indemnification under the SPA, as described in Item 7 in the section entitled “Recent Events – Claim for Indemnification.”

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

Key Strengths

Management believes that our most significant strengths include:

Niche Provider of Mission-Critical Supply Chain Solutions to the Print MediaIindustry .  Our broad portfolio of transportation management and logistics solutions, extensive expertise with print media supply chains, nationwide presence and longstanding customer relationships have contributed to our position as a niche provider of third-party transportation and logistics services to the print media industry.

Broad Portfolio of Third-Party Transportation and Logistics Services .  We provide an extensive range of transportation management and logistics services and technology solutions including shipment optimization, load consolidation, mode selection, carrier management, load planning and execution and web-based shipment visibility. Management believes its ability to provide a wide range of transportation and logistics solutions is a competitive advantage within the print media industry.

Enduring Customer Relationships ..  Management believes that we have developed into a trusted service provider to the print media industry. Our customer base is highlighted by long-term relationships where we play an integral role in customers’ distribution chains. This role comprises much more than transportation, and often includes specialized services such as time-definite deliveries, unlocking and securing customers’ warehouses and “on the dock” freight movements. These value-added services have entrenched us in our customers’ distribution chains and created a high level of customer loyalty. Our top ten customers for 2007 have an average tenure with us of 16 years and nine of the top ten have been a customer for at least five years.

Non-Asset Based Business Model ..    As a non-asset based company, we maintain no print media inventory and rely extensively on third-party or leased assets for transportation (ground, air and ocean). Without substantial ownership of assets, we enjoy a highly variable cost structure where a majority of our expenses fluctuate with business volumes. While this model subjects us to unit and other cost increases by suppliers in connection with such items as increased fuel costs and driver wages, we have historically been successful in passing such increased costs to our customers through increases in our service rates. Additionally, our management believes that this highly variable cost structure permits us to better align our costs with our revenues. We have also been able to address the risks associated with the availability of third party services providers and access to required quantities and quality of leased equipment by establishing long-standing relationships with respected third party vendors and being a provider of a significant source of business to those vendors, and with respect to leased assets, entering into leases with favorable and flexible terms. Management believes its successful mitigation of the risks associated with a non-asset model has allowed us to achieve the benefit of minimal capital expenditures, consistent cash flow and high returns on capital. Management further believes this structure also provides us with the necessary level of financial and operational flexibility to quickly adapt to changing market conditions and capitalize on growth opportunities.

Visible and Consistent Revenue S`tream ..    The print media industry has proven to be a relatively stable component of the United States economy, resulting in historically consistent demand for our services. The newsstand distribution channel, in which we play a critical role, is vital to the publishing industry in driving subscriptions and launching new titles. Our loyal customer base and the predictability of our customers’ freight patterns aid us in evaluating future operational and financial performances. The visibility also plays an important role in management’s planning efforts, including employee/asset deployment, capital expenditures and growth initiatives.

Experienced Management Team ..    With approximately 200 years of combined experience at the company, our ten senior managers make up one of the channel’s most established and experienced management teams. This experience has played a critical role in our ability to maintain long-term customer relationships and become entrenched in customers’ distribution chains.

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

On February 15, 2008, we received notice from the NYSE Amex indicating we no longer complied with NYSE Amex’s listing standards because we did not meet the minimum requirement of 400 public shareholders, as set forth in Section 102(a) of the Company Guide, and that our securities were, therefore, subject to possible delisting from NYSE Amex.  We appealed this determination.  The NYSE Amex Listing Qualifications Panel (“Panel”) conducted a hearing on the basis of written submissions and on July 3, 2008, NYSE Amex notified us that the Panel had authorized the continued listing of our securities on NYSE Amex, notwithstanding that we did not fully satisfy NYSE Amex’s regular Initial Listing Standards.  The Panel’s decision was based on our satisfaction of the NYSE Amex Alternative Listing Standard set forth in Section 1203(c)(i)(A) of the NYSE Amex Company Guide and its finding that our long history of operations in the transportation management and logistics area (via the operating company acquired by us in February 2008), our immediate plans to increase the number of public shareholders, as well as our current growth strategy and financial performance are mitigating factors which warrant listing pursuant to NYSE Amex’s Alternative Listing Standards.

Risk Associated With the Acquisition of CGI and Follow-on Acquisitions

Our stockholders are dependent on a single business.

As a result of the acquisition, our stockholders are dependent upon the performance of CGI and its business and other acquired businesses. CGI will remain subject to a number of risks, including those that relate generally to the federal services industry. See “Risk Associated to Our Business.”

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

Through December 29, 2007, and into February 2008, we had no operations and no employees. Our activities from inception in late 2005 through 2007 were focused on completing our initial public offering, identifying acquisition candidates and then completing the Acquisition. Most of the proceeds of our initial public offering were deposited and held in trust until the completion of the Acquisition. As a result of these factors, prior to the Acquisition, we had material weaknesses in our internal control over financial reporting relating primarily to our inability to segregate duties and our lack of resources, which were corrected by the acquisition of CGI in February 2008. After the Acquisition, and for the fiscal year ended January 3, 2009, t he material weakness in our internal control over financial reporting related primarily to inadequate or ineffective information technology system control processes for most of the fiscal year. The Company has devoted resources to assess, and has and will continue to take steps to remediate, these material weaknesses in our internal control over financial reporting. Management believes that the indicated control deficiencies do not affect the Company’s financial strength or business prospects.

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

If any such event of default occurs and our lenders pursue the remedies available to them, it could lead to the bankruptcy, insolvency, financial restructuring or liquidation. In any such event, our stockholders would be entitled to share ratably in our assets available for distribution only after the payment in full to the holders of all of our debt and other liabilities. There can be no assurance that, in any such bankruptcy, insolvency, financial restructuring or liquidation, stockholders would receive any distribution whatsoever.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Property

Prior to the Acquisition, we maintained our executive offices at 330 Madison Avenue, 6 th Floor, New York, New York pursuant to an agreement with Blue Line Advisors, Inc. (“Blue Line”), an affiliate of Gregory E. Burns, our president, chief executive officer and a member of our board of directors. We paid Blue Line a monthly fee of $7,500 for general and administrative services including office space, utilities and secretarial support. We believed, based on rents and fees for similar services in the New York City metropolitan area, that the fee charged by Blue Line was at least as favorable as we could have obtained from an unaffiliated person.

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

On November 24, 2008, the plaintiff filed for a voluntary dismissal of the lawsuit in United States District Court for the District of New Jersey.  To date, the suit has not been refiled. The Company believes that the allegations in the lawsuit are without merit, and, if in the event the suit is refiled, it intends to vigorously contest the allegations and defend itself.  However, the ultimate outcome of this action and the amount of liability that may result, if any, is not presently determinable.

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
First Quarter (1)
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

HDS’ core business is providing traditional “break-up” services for printers and publishers in regions surrounding its four distribution centers.  The break-up service is similar to a regional less-than-truckload service, where freight is picked up from a customer, transported to one of the HDS distribution centers, pooled with other shipments headed in similar proximities and sent to final destinations. Through its distribution centers HDS provides break-up services throughout the country.  HDS also offers full truckload services throughout the United States.  Distribution Centers are located in:

•	York, Pennsylvania
•	Kansas City, Missouri
•	Dallas, Texas
•	Amarillo, Texas (provides a consolidation and transportation service for returns to suppliers)

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

•	Wayne, New Jersey
•	Wilmington, California
•	Laredo, Texas

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

Instability in the Newsstand Distribution Channel

In the first quarter of 2009, there was a disruption of the wholesaler distribution supply channel that caused a significant disruption of services for approximately a four week period.  Initially, two of the four wholesalers demanded distribution surcharges from the publishers and national distributors to cover their operating losses and threatened a suspension of service if these price demands were not met.  This resulted in two of the four wholesalers ceasing distribution operations temporarily on February 1, 2009.  One of the wholesalers that had ceased delivery of product reached a settlement with the national distributors and publishers concerning pricing and distribution.  The other wholesaler ceased operations in early February, liquidated its holdings and filed a lawsuit in U.S. District Court (Southern District of New York) against publishers, national distributors and other wholesalers, alleging the defendants conspired to purge, and through coordinated action have purged, plaintiff from the magazine (distribution) industry and have destroyed plaintiff’s business.  All of the defendants are existing customers of ours and a settlement against them could affect our business.

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

At the closing of the Acquisition, we entered into an escrow agreement (“Escrow Agreement”) with the stockholders of CGI, as sellers, providing for (i) $7,500,000 as a fund for the payment of indemnification claims that may be made by the Company as a result of any breaches of CGI’s covenants, representations and warranties in the Acquisition Agreement (“Indemnification Escrow”), (ii) $500,000 as a fund to pay the Company the amount, if any, by which the average of the working capital on the last day of the month for the 12 months ended March 31, 2008, is higher (less negative) than negative $1,588,462 (“Working Capital Escrow”), and (iii) $300,000 as a fund to reimburse CGI and the Company for costs incurred in connection with discontinuing certain of CGI’s operations in the United Kingdom (“Discontinued Operations Escrow”).  On August 14, 2008, one third of the Indemnification Escrow, or $2.5 million, was released to former stockholders of CGI in accordance with the terms of the SPA.  On September 15, 2008, the entire Discontinued Operations Escrow was released to the former stockholders of CGI.  By the end of the third quarter of 2008, the entire Working Capital Escrow had been released, all of which was due to the Company in accordance with the SPA and the Escrow Agreement, but $257,000 of which was paid to the Sellers in satisfaction of the aforementioned adjustment to the Acquisition consideration based on the working capital at closing as finally determined. On February 9, 2009, in accordance with the Escrow Agreement, the Company delivered a notice certificate for indemnification under the SPA, as described in this Item under the section entitled “Recent Events – Claim for Indemnification.”

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

The financial statements of the Company are presented in accordance with Rule 8-02 of Regulation S-X which presents The Clark Group, Inc (“CGI”) as the Company’s predecessor corporation.  Accordingly, the financial statements presented show the following 3 periods for the 2 years of this Form 10-K as follows:

•	47 Weeks ended January 3, 2009 (Successor corporation, Clark Holdings Inc.);

•	6 Weeks ended February 11, 2008 (Predecessor corporation, The Clark Group, Inc.); and

•	52 Weeks ended December 29, 2007 (Predecessor corporation, The Clark Group, Inc.)

A summary of the presentation for the financial statements is as follows:

Presentation for Financial Statements

	Successor	Predecessor	Predecessor
	47 Weeks ended January 3, 2009	6 Weeks ended February 11, 2008	52 Weeks ended December 29, 2007
Statement of	CHI (which includes	CGI Only	CGI Only
Operations	CGI results since the
Acquisition)
Balance Sheet	CHI (which includes	None	CGI Only
CGI results since the
Acquisition)
Cash Flows	CHI (which includes	CGI Only	CGI Only
CGI results since the
Acquisition)
Stockholder's	CHI (which includes	CGI Only	CGI Only
Equity	CGI results since the
Acquisition)

Footnotes	Footnotes compare 2007 CGI amounts with 2008 CHI amounts (which include CGI results since the the Acquisition)

Footnotes	Income Statement footnotes for CGI for 6 week period

Exhibits	Audited Financial Statements of CHI for 2007and the period of 2008 through the the Acquisition

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

During 2008, Clark Holdings, Inc. (formerly known as GLAC) acquired The Clark Group, Inc., resulting in acquisition-related intangible assets.  Acquisition-related intangible assets at January 3, 2009, and February 12, 2008, as adjusted, consisted of the following:

Amortization Period	Balance 02/12/2008	Accumulated Amortization	Impairment	Balance 01/03/2009
5	$1,684,010	$(247,573)	$-	$1,436,437
-	5,378,000	-	(2,658,000)	2,720,000
12	13,588,000	(998,000)	-	12,590,000
	$20,650,010	$(1,245,573)	$(2,658,000)	$16,746,437

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

The Company utilized the relief from royalty method in determining the fair value of The Clark Group trade name. The reason for using this method is that management deemed it impractical to determine the fair value of the trade name based upon a market approach.  The relief from royalty income approach estimates the portion of a company’s earnings attributable to a trade name based upon the royalty rate the company would have paid for the use of the trade name if it did not own it.  Therefore, a portion of the earnings, equal to the after-tax royalty that might have been paid for the use of the trade name, can be attributed to its ownership and therefore, the relief from royalty method was deemed the most appropriate valuation method.

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

During the fourth quarter of 2008, we concluded that our market capitalization was below our net book value for an extended period of time, and as a result, our long lived assets were tested for recoverability.  Due to the impact of the weakening global economy, our revenue projections related to the intangible assets acquired have declined.  The trade name intangible, due to its indefinite life, was evaluated using SFAS 142 along with the goodwill.  This evaluation resulted in a $2.658 million impairment charge which was included in the “Impairment of goodwill and intangible assets” line item in the condensed consolidated statements of operations.

The impairment charge taken was calculated as the difference between the book value of the trade name and the calculated fair value by use of the relief from royalty method as discussed above.  Significant assumptions included in management’s analysis were the determination of a royalty rate, projections of future revenues and a discount rate.  Profitability was deemed to be a significant determinant for a royalty rate in that a company or an investor would not be willing to pay a rate in excess of a reasonable percentage of the operating income generated by the trade name.  There was little change in management’s expectation for the trade name from the date of acquisition through January 3, 2009, therefore, the royalty rate of 0.66% that was used in the initial determination of the fair value of the trade name was used in impairment analysis as of January 3, 2009.  In calculating the royalty rate of 0.66%, management estimated that royalty savings would equate to $500,000 per year.  In estimating this amount, management considered a variety of factors including but not limited to the magnitude of the projected trade names’ net sales and the asset’s perceived marketing strength and recognition among customers and competitors.  Royalty savings of $500,000 per year corresponds to a royalty rate of 0.66% of annual revenues based on total 2007 revenues.  The future revenues for the trade name valuation were based on sales growth rate forecasts of the Company as of January 3, 2009.  The sales growth rate forecasts as of January 3, 2009 were substantially lower than they were as of February 12, 2008 (when The Clark Group, Inc. was acquired and the initial valuation performed) as a result of the weakening global economy.  The pretax royalty savings due to the trade name was then calculated by the application of the estimated royalty rate to the projected net sales.  A 40% income tax rate was utilized to convert the estimated pretax royalty savings to appropriate after-tax amounts.  The future annual cash flows attributable to the trade names were then discounted to present value at a new, higher risk-adjusted interest rate as of January 3, 2009.  The reason for a higher risk-adjusted interest rate was due to the higher cost of capital incurred by the Company as of this time.

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

Related-Party Transactions

The Company provides logistics and transportation services for Anderson Merchandisers, LP, related through common ownership.  The revenue related to these services was $2,418,000, $388,000 and $2,644,000  for the 47 weeks ended January 3, 2009, for the 6 weeks ended February 11, 2008 and for the 52 weeks ended December 29, 2007, respectively, and is included in gross revenues.  Accounts receivable included in the consolidated balance sheet from Anderson Merchandisers, LP, was $333,000 and $149,000 as of January 3, 2009 and December 29, 2007, respectively.

The Company purchases transportation services from Prologix Distribution Services (East), LLC, related through common ownership.  Such purchases were $95,000 ,$25,000 and $0 for the 47 weeks ended January 3, 2009, for the 6 weeks ended February 11, 2008 and for the 52 weeks ended December 29, 2007, respectively, and are included in freight expense. There were no amounts payable to the Company from Prologix Distribution Services (East), LLC at January 3, 2009, and December 29, 2007.

As of December 29, 2007, t he Company had entered into an agreement with Anderson Management Services, related through common control, for certain executive management services. The costs for these services was $110,000 for the year ended December 29, 2007 and was included in selling, operating and administrative expenses. At December 29, 2007, this payable was $110,000 for management services.

As of December 29, 2007, the Company purchased transportation from Anderson Services, LLC, related through common control. Such purchases totaled $199,000 for the year ended December 29, 2007. Also, the Company leased certain distribution facilities from Anderson Services, LLC. Lease expense associated with this lease totaled $30,000 for the year ended December 29, 2007.  There were no accounts payable to Anderson Services, LLC as of December 29, 2007.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and schedules thereto.  In the following discussion:

•	“CHI” refers to Holdings, the entity formerly known as Global Logistics Acquisition Corporation;
•	“predecessor” refers to CGI prior to the Acquisition, and
•	“successor” refers to Holdings after the Acquisition.

Results of Operations – 47 Weeks Ended January 3, 2009 and the 6 Weeks Ended February 11, 2008 and the 52 Weeks Ended December 29, 2007

Revenues.    The following table summarizes the Company’s revenue by business segment (i.e., domestic versus international, in thousands of dollars) for the 47  weeks ended January 3, 2009, the 6 weeks ended February 11, 2008 and the 52 weeks ended December 29, 2007.

	Successor	Predecessor	Predecessor
	47 Weeks Ended	6 Weeks Ended	52 Weeks Ended
	January 3, 2009	February 11, 2008	December 29, 2007
Domestic	$62,539	$7,051	$63,127
International	13,234	1,343	12,677
Gross Revenue	$75,773	$8,394	$75,804

The following table shows selected items in the consolidated statements of operations as a percentage of revenue for the period.

	Successor	Predecessor	Predecessor
	47 Weeks Ended	6 Weeks Ended	52 Weeks Ended
	January 3, 2009	February 11, 2008	December 29, 2007
Gross Revenue	100.0%	100.0%	100.0%
Freight Expense	65.4%	61.3%	62.0%
Gross Profit / Net Revenue	34.6%	38.7%	38.0%
Depreciation and Amortization	1.9%	0.4%	0.4%
Selling, Operating & Administrative Expenses	29.3%	28.4%	28.2%
Income from Operations	3.4%	9.9%	9.3%

Domestic gross revenue was $62.5 million, $7.1 million and $63.1 million, respectively, for the 47 weeks successor period ended January 3, 2009, the 6 weeks predecessor period ended February 11, 2008, and the 52 weeks predecessor period ended December 29, 2007. Revenue for all periods includes the amount invoiced customers for weight transported on their behalf throughout the United States and Canada.

International gross revenue was $13.2 million, $1.3 million and $12.7 million, respectively, for the 47 weeks successor period ended January 3, 2009, the 6 weeks predecessor period ended February 11, 2008, and the 52 weeks predecessor period ended December 29, 2007. International transports product for it customers in and out of the United States, to and from just about any where in the world. These locations include Europe, Asia, Australia/New Zealand, the Philippines, Mexico, and Central and South America.  Revenue for all periods includes the amount invoiced customers for weight transported on their behalf via ocean, air and over the road trucks.

Gross Profit ..    The following table summarizes the Company’s gross profit by business segment (i.e., domestic versus international, in thousands of dollars) for the 47 weeks ended January 3, 2009, the 6 weeks ended February 11, 2008 and the 52 weeks ended December 29, 2007.

	Successor		Predecessor		Predecessor
	47 Weeks Ended		6 Weeks Ended		Year Ended
	January 3, 2009		February 11, 2008		December 29, 2007
Gross revenue domestic	$62,539	100.0%	$7,051	100.0%	$63,127	100.0%

Purchased transportation	31,183	49.9%	3,131	44.4%	29,315	46.4%
Other transportation expense
Personnel and related	3,898	6.2%	481	6.8%	4,491	7.1%
Insurance	478	0.8%	44	0.6%	378	0.6%
Tractor rentals and maintenance	2,074	3.3%	249	3.5%	2,256	3.6%
Fuel	3,241	5.2%	385	5.5%	3,036	4.8%
Travel expense	245	0.4%	31	0.4%	269	0.4%
Other	174	0.3%	51	0.7%	245	0.4%
Total freight expense domestic	41,293	66.0%	4,372	62.0%	39,990	63.3%

Gross profit domestic	21,246	34.0%	2,679	38.0%	23,137	36.7%

Gross revenue international	13,234	100.0%	1,343	100.0%	12,677	100.0%
Freight expense	8,260	62.4%	777	57.9%	7,042	55.5%
Gross profit international	4,974	37.6%	566	42.1%	5,635	44.5%

Total revenue	$75,773	100.0%	$8,394	100.0%	$75,804	100.0%
TOTAL GROSS PROFIT	$26,220	34.6%	$3,245	38.7%	$28,772	38.0%

Domestic gross profit was $21.2 million or 34.0% of gross revenue, $2.7 million or 38.0% of gross revenue and $23.1 million or 36.7% of gross revenue, respectively, for the 47 weeks successor period ended January 3, 2009, the 6 weeks predecessor period ended February 11, 2008, and the 52 weeks predecessor period ended December 29, 2007.  Gross profit is the net of the amount invoiced to customers less all purchased transportation and the cost to operate the company’s internal fleet. No conclusion can be reached by the gross margin percentage improvement in 2008 to 38.0% compared to 36.7% in 2007 as the 6 week period in 2008 can not be accurately compared to the 52-week period in 2007.  During the 47 weeks ended January 3, 2009 gross profit was negatively impacted as some additional freight costs were incurred as a result of start-up inefficiencies that occurred as freight began transitioning from the Company’s Kansas City, Missouri facility to the new facility in Woodridge, Illinois, disrupting the normal opportunities for weight consolidation during the second and third quarters.  The Company observed consolidation opportunities return fully to normal during the fourth quarter of 2008, which resulted in additional improved operating efficiency late in the year.

International gross profit was $5.0 million or 37.6% of gross revenue,  $566,000 or 42.1% of gross revenue and $5.6 million or 44.5% of gross revenue, respectively, for the 47 weeks successor period ended January 3, 2009, the 6 weeks predecessor period ended February 11, 2008, and the 52 weeks predecessor period ended December 29, 2007. Gross profit is the net of the amount invoiced to customers less all purchased transportation and no conclusion can be reached by the gross margin percentage decline in 2008 to 42.1% compared to 44.5% in 2007 as the 6 week period in 2008 can not be accurately compared to the 52-week period in 2007. During the 47 weeks ended January 3, 2009 gross profit was below what is traditionally expected as the mix of international service was more heavily weighted with air freight tonnage, which typically carry lower gross margin percentages than ocean and overland services.

Selling, Operating and Administrative Expenses.    The three tables below summarize selling, operating and administrative expenses (one each for company-wide, domestic and international expenses) for the 47 weeks ended January 3, 2009, the 6 weeks ended February 11, 2008 and the 52 weeks ended December 29, 2007.

S, O & A Breakdown –Total- (Dollars in Thousands)
For 47 weeks Ended January 3, 2009, 6 weeks Ended February 11, 2008 and 52 Weeks Ended December 29, 2007
Clark Holding Inc- SO&A Breakdown
Q3 2008 Vs Q3 2007

	Successor	Predecessor	Predecessor
	47 Weeks Ended	6 Weeks Ended	Year Ended
TOTAL	January 3, 2009	February 11, 2008	December 29, 2007
Salaries and wages	$11,721	$1,348	$12,477
Group insurance	1,098	136	1,288
Profit sharing	226	20	256
Workers' compensation	122	14	101
	13,167	1,518	14,122

Packaging, office, comp. supplies	1,048	114	1,035
Occupancy expenses	2,749	315	2,540
Insurance	216	13	99
Cargo loss & damage	89	16	15
Other SO&A(1)	4,915	409	3,554
	9,017	867	7,243
	22,184	2,385	$21,365

Personnel expense to gross revenue	17.4%	18.1%	18.6%
All other SO&A to gross revenue	11.9%	10.3%	9.6%
Total SO&A to gross revenue	29.3%	28.4%	28.2%

(1)	Other SO&A consists of repairs and maintenance, travel expenses, dues and subscriptions, warehouse equipment rentals, licenses, non-cash compensation, legal and professional fees.

S, O & A Breakdown-Domestic- (Dollars in Thousands)
For 47 weeks Ended January 3, 2009, 6 weeks Ended February 11, 2008 and 52 Weeks Ended December 29, 2007

	Successor	Predecessor	Predecessor
	47 Weeks Ended	6 Weeks Ended	Year Ended
Domestic Division	January 3, 2009	February 11, 2008	December 29, 2007
Salaries and wages	$9,234	$1,052	$9,798
Group insurance	812	101	942
Profit sharing	167	17	194
Workers' compensation	103	12	77
	10,316	1,182	11,011

Packaging, office, comp. supplies	682	69	659
Occupancy expenses	2,006	221	1,857
Insurance	151	9	64
Cargo loss & damage	71	13	8
Other SO&A	4,179	341	2,628
	7,089	653	5,216
			-
	$17,405	$1,835	$16,227

Personnel expense to gross revenue	16.5%	16.8%	17.4%
All other SO&A to gross revenue	11.3%	9.3%	8.3%
Total SO&A to gross revenue	27.8%	26.1%	25.7%

S, O & A Breakdown-International- (Dollars in Thousands)
For 47 weeks Ended January 3, 2009, 6 weeks Ended February 11, 2008 and 52 Weeks Ended December 29, 2007

	Successor	Predecessor	Predecessor
	47 Weeks Ended	6 Weeks Ended	Year Ended
International Division	January 3, 2009	February 11, 2008	December 29, 2007
Salaries and wages	$2,487	$296	$2,679
Group insurance	286	35	346
Profit sharing	59	3	62
Workers' compensation	19	2	24
	2,851	336	3,111

Packaging, office, comp. supplies	366	45	376
Occupancy expenses	743	94	683
Insurance	65	4	35
Cargo loss & damage	18	3	7
Other SO&A	736	68	926
	1,928	214	2,027
	$4,779	$550	5,138

Personnel expense to gross revenue	21.5%	25.0%	24.5%
All other SO&A to gross revenue	14.6%	15.9%	16.0%
Total SO&A to gross revenue	36.1%	40.9%	40.5%

Total Selling, Operating and Administrative Expenses —  Selling, operating and administrative expenses were $22.2 million, $2.4 million and $21.4 million, respectively, for the 47 weeks successor period ended January 3, 2009, the 6 weeks predecessor period ended February 11, 2008, and the 52 weeks predecessor period ended December 29, 2007. Nothing out of the ordinary occurred with total selling, operating and administrative expenses for the 6-week period ended February 11, 2008 or the 52-week period ended December 29, 2007.   During the 47 weeks period ended January 3, 2009, the successor company did incur selling, operating and administrative expense of approximately $1.4 million associated with the costs of operating a public company, which the predecessor company had no need for. In addition, the successor company incurred $0.6 million in personnel related cost as it strengthened its information technology and accounting departments and the opening of a new distribution center in Woodridge, Illinois cost approximately $0.6 million in occupancy expense.

Domestic Selling, Operating and Administrative —  Domestic selling, operating and administrative expenses were $17.4 million, $1.8 million and $16.2 million, respectively, for the 47 weeks successor period ended January 3, 2009, the 6 weeks predecessor period ended February 11, 2008, and the 52 weeks predecessor period ended December 29, 2007. Nothing out of the ordinary occurred with total selling, operating and administrative expenses for the 6-week period ended February 11, 2008 or the 52-week period ended December 29, 2007.  During the 47 weeks period ended January 3, 2009, the successor company did incur personnel expense in an effort to strengthening the company’s accounting, information technology and sales & marketing departments to deal with both the additional reporting requirements of being a public company and the need for further new sales.  The successor company incurred approximately $1.4 million in other “OSG&A” costs during the 47 week period for the additional legal, auditing and insurance costs associated with the transition from being a privately held company to a publicly traded company with SEC reporting requirements.

International Selling, Operating and Administrative —  International selling, operating and administrative expenses were $4.8 million, $550,000 and $5.1 million, respectively, for the 47 weeks successor period ended January 3, 2009, the 6 weeks predecessor period ended February 11, 2008, and the 52 weeks predecessor period ended December 29, 2007. Nothing out of the ordinary occurred with total selling, operating and administrative expenses for the 6-week period ended February 11, 2008 or the 52-week period ended December 29, 2007.  During the 47 weeks period ended January 3, 2009, the successor company began implementing its strategy of growing the international division by investing in personnel and other resources at a cost of approximately $0.3 million.

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

Upon the closing of the Acquisition on February 11, 2008, the Company had approximately $88,700,000 in funds released from the Trust Account, as well as $80,787 in cash. After payments for the purchase price of CGI, deferred underwriter commissions and transaction related expenses, the Company had approximately $12,200,000 remaining.

In connection with the Acquisition, stockholders owning 1,787,453 of our then-outstanding shares of common stock voted against the Acquisition and exercised their right to convert their shares into a pro rata portion of the Trust Account.  The per-share conversion price was equal to the amount in the Trust Account (inclusive of any interest thereon) as of February 8, 2008, two business days prior to the Acquisition, divided by the number of shares of common stock sold in the public offering, or approximately $8.06 per share.  In order to receive payment, stockholders had to surrender their shares.  1,787,453 of the conversion shares were surrendered within the required time period.  Accordingly, we paid $14,536,911 in cash to the holders of such shares and such shares were subsequently canceled.

Simultaneously with the Acquisition, we entered into the Credit Agreement.  Pursuant to the Credit Agreement, we received a financing commitment of up to $30,000,000 for a senior secured credit facility from The Bank in order to (a) pay for conversion shares, (b) provide working capital for us, CGI and CGI’s direct and indirect subsidiaries and (c) provide for future permitted acquisitions.  The facility consists of up to $30,000,000, less any amount drawn under the term loan sublimit, as a revolving credit facility with a $3,000,000 sublimit for letters of credit.  During the first half of 2008, we have drawn $4,733,000 under the term loan to pay conversions and no funds under the revolving credit facility.  As of year end, the balance of the term loan was $4,259,930, while at the end of the first quarter 2009, this balance was $3,786,605.  The Company has amended this credit facility (see next paragraph).

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

Cash Flows

The following table summarizes our historical cash flows:

	Successor	Predecessor	Predecessor
	47 Weeks Ended	6 Weeks Ended	Year Ended
	January 3, 2009	February 11, 2008	December 29, 2007
Cash provided by operating activities	$3,304	$842	$3,851
Cash used in investing activities	$(396)	$(7)	$(154)
Cash used in financing activities	$(10,169)	$-	$(6,300)

The discussion of our cash flows that follows is based on our historical cash flows for the 47 week period ended January 3, 2009, the 6 week period ended February 11, 2008 and 52 weeks ended December 29, 2007.

Cash Flow from Operating Activities.  Net cash provided by operating activities for the 47 weeks ended January 3, 2009, the 6 week period ended February 11, 2008, and the year ended December 29, 2007, were approximately $3.3 million,  0.8 million and $3.9 million, respectively.

Cash Flow from Investing Activities.  Net cash (used in) investing activities was $0.4, $0, and $0.2 million for the 47 week period ended January 3, 2009, the 6 week period ended February 11, 2008 and 52 weeks ended December 29, 2007,, respectively.   For the 47 week period ended January 3, 2009 there was $0.7 million of capital expenditures offset by $0.3 million increase associated with proceeds released from escrow.

Cash Flow from Financing Activities.  Net cash (used in) financing activities for the 47 week period ended January 3, 2009, the 6 week period ended February 11, 2008 and 52 weeks ended December 29, 2007 was $10.2 million, $0.0 million and $6.3 million, respectively   The net cash used by the financing activities in 2008 resulted from borrowing of $4.7 million under the Credit Facility offset by the $14.4 million in payments to shareholders who choose to convert their shares as part of the Acquisition and by the repayment of the term loan of $0.5 million.  The net cash used by financing activities in 2007 resulted in a payment of dividends to the stockholders of $6.3 million.

Disclosures About Contractual Obligations. CHI has non-cancelable operating leases, primarily for real property and principal repayments associated with the senior credit facility.  The leases require CHI to pay maintenance, insurance and other operating expenses.

	(Thousands)
		Payments due by period
		Less than			More than
Contractual Obligations:	TOTAL	1 year	1-3 years	3-5 years	5 years
Operating leases (1)	9,594	3,723	4,104	1,767	-
ERP Systems	416	103	218	95
Subtotal	10,010	3,826	4,322	1,862	-
Long Term Debt	4,260	1,184	3,076	-	-
Total	14,270	5,010	7,398	1,862	-

(1)	Excludes payments of maintenance, insurance and other operating expenses associated with the lease agreements. These amounts did not represent a significant portion of CGI’s lease obligations in 2008.

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

Critical Accounting Policies

Fiscal Year End —  The accompanying consolidated statements of operations, cash flows and stockholder’s equity are presented for two periods: Predecessor and Successor, which relate to the period preceding the Acquisition and the period succeeding the Acquisition, respectively. The Predecessor period pertains to CGI and includes activity for the 6 weeks ended February 11, 2008 and the 52 weeks ended December 29, 2007. The Successor period pertains to CHI and includes activity for the 47 weeks ended January 3, 2009.  Starting with fiscal year 2008, the Company, due to the Acquisition of CGI, has adopted CGI’s fiscal year methodology of a 52 – 53 week fiscal year ending on the Saturday closest to December 31. Until fiscal year 2008, the Company used a calendar year ending on December 31, as its fiscal year.

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

Business Combinations — The Company has accounted for the Acquisition under the purchase method of accounting in accordance with Statements of Financial Accounting Standards (“SFAS”) No.141 Business Combinations .  Accordingly, the cost of the Acquisition has been allocated to the assets and liabilities based upon their respective fair values, including identifiable intangible assets (such as, non-compete agreements, trade names, and customer relationships) and the remaining cost allocated to goodwill.

Recognition of Revenue — Gross revenues consist of the total dollar value of goods and services purchased from the Company by our customers.  Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent , establishes the criteria for recognizing revenues on a gross or net basis.  All transactions are recorded at the gross amount charged to customers for service.  In these transactions, the Company is the primary obligor, a principal to the transaction, assumes all credit risk, maintains substantially all risks and rewards, has discretion to select the supplier, and has latitude in pricing decisions. The Company has no material revenues relating to activities where these factors are not present.  The Company also recognizes revenue in accordance with Method 5 of Emerging Issues Task Force (EITF) Issue No. 91-9, Revenue and Expense Recognition for Freight Services in Process .  Accordingly, gross revenue and freight consolidation costs for domestic ground freight, international a 1 ir and ocean freight forwarding services are recognized based upon the relative transit time in each reporting period with expense recognized as incurred.  The Company computes relative transit time by considering the mode of transportation and the destination.  Domestic ground freight estimates are highly predictable and are based on historical delivery data. International air and ocean freight transit estimates are based on published third party carrier arrival schedules. Gross profits are gross revenues less freight expense.

Cash and Cash Equivalents — For purposes of the consolidated statements of cash flows, the Company considers all short term, highly liquid investments with an original maturity of less than 90 days to be cash equivalents.

Accounts Receivable — Accounts receivable are recorded at management's estimate of net realizable value.  Management evaluates the adequacy of the allowance for uncollectible accounts on a customer specific basis.  These factors include historical trends, general and specific economic conditions and local market conditions.  Accounts are written off when management determines collection is doubtful.  The balances for the allowance for uncollectible accounts were $348,000 and $311,000 as of January 3, 2009, and December 29, 2007, respectively.

1

Property and Equipment — Property and equipment are stated at fair value as of the date of the Acquisition of the Clark Group, Inc and historical costs as of December 29, 2007.  Buildings and equipment are depreciated using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized using the straight-line method over the shorter of the related lease term or useful lives of the assets.  Gains and losses on disposal of property and equipment are recognized when the asset is sold.  Expenditures for maintenance and repairs are expensed as incurred, whereas expenditures for improvements and replacements are capitalized.

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

The Company uses a combination of insurance and self-insurance to provide for the liabilities for workers’ compensation, healthcare benefits, general liability, property insurance, and vehicle liability. Liabilities associated with the self-insured risks are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other assumptions.  The estimated accruals for these liabilities, portions of which are calculated by independent third party service providers, could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.  The self-insurance reserve for medical, dental and workers’ compensation was included in “accrued expense” on the balance sheets at January 3, 2009, and December 29, 2007, and was $395,000 and $0, respectively.

Accounting for Goodwill, Intangibles and Other Long-Lived Assets — The Company accounts for goodwill, intangibles and other long-lived assets in accordance with SFAS No. 142, Goodwill and Intangible Assets , and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets .

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

Comprehensive Income — SFAS No. 130, Reporting Comprehensive Income , established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements.  Comprehensive income for the 57 weeks ended January 3, 2009, the 6 week ended February 11, 2008 and the 52 weeks ended December 29, 2007, were the same as net income for the Company.

Stock Based Compensation — SFAS No. 123 (revised 2004), Share-Based Payments , (“SFAS 123R”) requires the Company to recognize expense for its share-based compensation based on the fair value of the awards that are granted.  The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model.  Option valuation methods require the input of highly subjective assumptions, including the expected stock price volatility.  Measured compensation expense, related to such option grants, is recognized ratably over the vesting period of the related grants.  Prior to the acquisition, there wasn’t any stock based compensation.

Foreign Currency — For consolidation purposes, assets and liabilities expressed in currencies other than U.S. dollars are translated at the rates of exchange effective at the balance sheet date.  These gains and losses arising on re-measurement are accounted for in the income statement.  Gains and losses on translation were not material.

Income Taxes — The Company early adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”)  as of January 1, 2007, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements and requires companies to use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken.  The adoption did not impact the Company’s financial position, results of operations or cash flows for the year ended December 29, 2007. As of January 3, 2009, the Company had no material unrecognized income tax benefits, expected changes to unrecognized income tax benefits or interest and penalties.

The Company’s accounting policy for recognition of interest and penalties related to income taxes is to include such items as a component of income tax expense.

CGI was a subchapter S corporation through February 11, 2008, the date of acquisition.  Prior to February 12, 2008, CGI was not subject to federal or state income tax, with the exception of certain states that do not recognize federal S corporation status.  CGI had evaluated the potential tax, interest and penalties relating to this exposure as of December 29, 2007; it was determined to be immaterial. Upon acquisition, CGI’s S corporation status was terminated, and after that date, the Company will be taxed as a C corporation for federal and state income tax purposes.  The Company will file a consolidated income tax return for federal tax purposes and in states where consolidated filings are allowed or required.  The Company will file income tax returns in the United Kingdom for its discontinued foreign subsidiary for 2008.  The Company will begin filing in all jurisdictions determined by the Company to have potential exposure in 2008.  In addition, the Company, as a result of a nexus study, had determined that an increase in the number of states the Company currently files in will be implemented.  The impact of these increased filings has been accounted for in the tax provision for the 47 week successor period ended January 3, 2009 and the 6 week predecessor period ending February 11, 2008.  All tax years since the Company’s inception (September 1, 2005) as filed or yet to be filed are open to examination by the appropriate tax authorities.

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

Earnings per Common Share (“EPS”) — Prior to the Acquisition, the Company’s was privately held Subchapter S Corporation and Earnings per Common Share were not calculated.

After the acquisition, the Company calculates basic and diluted net income per share by dividing the net income by the weighted average number of shares.  For purposes of calculating the diluted EPS, the Company measures the effects of options and warrants on diluted EPS through application of the treasury stock method, whereby the proceeds received by the Company based on assumed exercise are hypothetically used to repurchase the Company’s common stock at the average market price for the period. Dilution will occur according to the treasury stock method only if the average market price of the Company’s common stock is higher during the year than the exercise price of either the stock options and/or warrants.  When the opposite is present (i.e., the average market price is lower), the results are antidilutive, and the impact of either the stock options and/or warrants is ignored.

The average market price of the Company’s common stock from January 1, 2008, to January 3, 2009, was $2.80 and since it was lower than the exercise price of the warrants, the impact of the warrants is excluded from the diluted EPS calculation for the 6 week predecessor period ending February 11, 2008 and the 47 week successor period period ended January 3, 2009.

During the 47 week successor period ended January 3, 2009 and the 6 week predecessor period ending February 11, 2008, the average market price of the Company’s stock was not higher than the exercise price of certain options granted, therefore, the impact of certain stock options is excluded in the diluted EPS calculations for the 47 week successor period ended January 3, 2009 and the 6 week predecessor period ending February 11, 2008.

New Accounting Standards — On September 15, 2006, the FASB issued, SFAS No. 157, Fair Value Measurements ..  The standard provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value in any new circumstances.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  On November 14, 2007, the FASB granted a one-year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities.  This deferral was formalized in February 2008, when the FASB issued FASB staff position “FSP” SFAS No.157-2, Effective Date of FASB Statement No. 157 .  The Company is evaluating the impact that the adoption of “FSP” SFAS No 157-2 will have on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities .  This new standard provides companies with an option to report selected financial assets and liabilities at fair value.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.  The FASB believes that SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and No. 107.  This Statement is effective beginning January 1, 2008, for the Company, with early adoption permitted under certain circumstances.  Management did not adopt the fair value election for any assets or liabilities as of the effective date of the standard and therefore the standard had no impact on the Company's consolidated financial statements.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”) to permit entities, under certain circumstances, to continue to use the “simplified” method in developing estimates of expected term of “plain-vanilla” share options in accordance with Statement No. 123R,  Share-Based Payment . SAB 110 amended SAB 107 to permit the use of the “simplified” method beyond December 29, 2007.  The Company has adopted SAB 110 for its computation of share-based compensation.

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

On April 25, 2008, the FASB issued FASB staff position “FSP” SFAS No.142-3, Determination of the Useful Life of Intangible Assets .  This staff position paper amends factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB SFAS No. 142, Goodwill and Other Intangible Assets .  This FSP will be effective for fiscal years beginning on or after December 15, 2008, and early adoption is prohibited.  The Company is evaluating the impact that the adoption of “FSP” SFAS No. 142-3 will have on the consolidated financial statements.

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

Our management, with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of January 3, 2009. In making the assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework .  This assessment was not required for the 52 weeks ended December 29, 2007.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of our internal control over financial reporting as of January 3, 2009, our management identified the following material weakness in the Company’s internal control over financial reporting:

•	We determined that our information technology system control processes were inadequate or ineffective.
•	We determined that our financial reporting controls were inadequate or ineffective due to this restatement of the financial statements.

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

Item 15. Exhibits, Financial Statement Schedules

(a)	The following Exhibits are filed as part of this report.

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of May 18, 2007, and amended on November 1, 2007, by and among Registrant, The Clark Group, Inc. and the stockholders of The Clark Group, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation of Registrant. (2)

3.2	Bylaws of the Registrant. (3)

4.1	Specimen Unit Certificate. (2)

4.2	Specimen Common Stock Certificate. (2)

4.3	Specimen Warrant Certificate. (2)

4.4	Warrant Agreement. (4)

4.5	First Supplemental Warrant Agreement by and between the Registrant and The Bank of New York. (5)

10.1	Form of Stock Transfer Agency Agreement entered into by and between The Bank of New York and the Registrant. (4)

10.2	Form of Registration Rights Agreement among the Registrant and the stockholders listed on the signature page thereto. (4)

10.3	Employment Agreement, dated May 18, 2007, between The Clark Group, Inc. and Timothy Teagan. (1)

10.4	Agreement dated February 1, 2008, among Clark-GLAC Investment, LLC, James J. Martell, Gregory E. Burns, Maurice Levy, Mitchel Friedman and the Registrant. (6)

10.5	Agreement dated February 1, 2008, among James J. Martell, Gregory E. Burns, Donald McInnes, Charles Royce, Edward Cook and the Registrant. (6)

10.6	Agreement dated February 8, 2008, among Clark-GLAC Investment, LLC, James J. Martell, Gregory E. Burns, Charles Royce and Mitchel Friedman, and the Registrant. (7)

10.7
Escrow Agreement, dated February 12, 2008, by and among the Registrant, the Sellers as listed on the signature page thereto, Charles C. Anderson, Jr., or in his absence, Jay Maier, as representative of the Sellers, and Continental Stock Transfer & Trust Company. (1)

10.8	Stockholder Escrow Agreement, dated February 12, 2008, by and among the Registrant, the parties listed under Stockholders on the signature page thereto and The Bank of New York. (1)

10.9	Registrant’s 2007 Long-Term Incentive Equity Plan. (1)

10.10
Credit Agreement dated as of February 12, 2008, by and among the Registrant, Clark, the Corporation, Clark Worldwide Transportation, Inc., Highway Distribution Systems, Inc. and Evergreen Express Lines, Inc., as Borrowers, the various financial institutions thereto, as Lenders, and LaSalle, as Administrative Agent. (2)

10.11
Consent Agreement dated March 6, 2008, by and among the Registrant, The Clark Group, Inc., Clark Distribution Systems, Inc., Clark Worldwide Transportation, Inc., Highway Distribution Systems, Inc. and Evergreen Express Lines, Inc. and LaSalle Bank National Association. (8)

10.12
Consent to Credit Agreement dated as of April 10, 2008, by and among Clark Holdings Inc., The Clark Group, Inc., Clark Distribution Systems, Inc., Clark Worldwide Transportation, Inc., Highway Distribution Systems, Inc. and Evergreen Express Lines, Inc. and LaSalle Bank National Association. (9)

10.13
Waiver and Amendment No. 2 to Credit Agreement dated as of April 17, 2009, by and among Clark Holdings Inc., The Clark Group, Inc., Clark Distribution Systems, Inc., Clark Worldwide Transportation, Inc., Highway Distribution Systems, Inc., Evergreen Express Lines, Inc. and Bank of America, N.A. (successor-in-interest to LaSalle Bank National Association).

14.1	Registrant’s Code of Ethics. (4)

21.1	List of Subsidiaries. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter. (4)

99.2	Nominating Committee Charter. (2)

(1)	Incorporated by reference to the Registrant’s Definitive Proxy Statement (No. 001-32735), filed January 28, 2008.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 7, 2008.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 2, 2008.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-128591).
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 1, 2008.
(7)	Incorporated by reference to the Registrant’s Amended Current Report on Form 8-K, filed February 20, 2008.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 10, 2008.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed April 23, 2008.

CLARK HOLDINGS INC.
(Formerly Global Logistics Acquisition Corporation)

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Clark Holdings Inc.:

We have audited the accompanying consolidated balance sheet of Clark Holdings Inc. (formerly Global Logistics Acquisition Corporation) and subsidiaries (collectively, the “Company”)(successor) as of January 3, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from February 12, 2008 to January 3, 2009. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clark Holdings Inc. as of January 3, 2009, and the results of their operations and their cash flows for the period from February 12, 2008 to January 3, 2009 in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 2 to the consolidated financial statements, the Company’s consolidated financial statements as of January 3, 2009 have been restated to present The Clark Group, Inc. (“CGI”) as the Company’s predecessor corporation in accordance with Rule 8-02 of Regulation S-X; removal of the “gross profit” and “net revenues” subtotals from the statements of operations; and the inclusion of a detailed description of the relief from royalty method used to assess and measure impairment of identifiable intangible assets.

/s/ ParenteBeard LLC
Philadelphia, Pennsylvania
April 17, 2009, except as to the restatement disclosed in Note 2 to the consolidated financial statements, which is as of May 7, 2010

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of The Clark Group, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of The Clark Group, Inc. and subsidiaries (the “Company”)(predecessor) as of December 29, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period December 30, 2007 to February 11, 2008 and for the 52 week period ended December 29, 2007. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Clark Group, Inc and subsidiaries, as of December 29, 2007 and the results of their operations and their cash flows for the period December 30, 2007 to February 11, 2008 and for the 52 week period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC
Philadelphia, Pennsylvania
May 7, 2010

CLARK HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS (RESTATED)
(In Thousands)

	Clark Holdings Inc.	Clark Group Inc.
	Successor	Predecessor
	January 3, 2009	December 29, 2007
ASSETS
Current assets:
Cash and equivalents	$3,915	$1,472
Accounts receivable, net of allowance for doubtful accounts of $348,000 and $311,000 respectively	5,557	6,362
Other receivables	62	358
Prepaid expenses	1,594	947
Deferred tax assets-current	718	-
Current assets of discontinued operations	-	437
Total current assets	11,846	9,576

Other assets	-	11

Property and equipment, net of accumulated depreciation	1,925	1,413

Intangible assets, net of accumulated amortization	16,746	-

Goodwill	-	10,871

Total assets	$30,517	$21,871
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long term debt	$1,184	-
Accounts payable	2,500	6,785
Accrued expenses and other payables	5,428	$1,442
Current liabilities of discontinued operations	-	126
Total current liabilities	9,112	8,353

Commitments and contingencies

Long term debt	3,076	-
Deferred tax liabilities, non-current	6,576	-

Stockholders' equity
Preferred stock-$.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Voting common stock par value $1,002,500 shares authorized 910 shares issued December 31, 2007	-	1
Non-voting common stock par value $1,022,500 shares authorized, 8,910 shares issued December 31, 2007	-	8
Common stock-$.0001 par value; 400,000,000 shares authorized; 10,859,385 issued and outstanding at January 3, 2009	1	-
Additional paid-in capital	73,427	1,041
Retained (deficit) earnings	(61,675)	12,468
Total stockholders' equity	11,753	13,518
Total liabilities and stockholders' equity	$30,517	$21,871

See notes to Consolidated Financial Statements

CLARK HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)
(In Thousands)

	Clark Holdings Inc.	Clark Group Inc.
	Successor	Predecessor
	47 Weeks Ended	6 Weeks Ended	52 weeks ended
	January 3, 2009	February 11, 2008	December 29, 2007

Gross revenues	$75,773	$8,394	$75,804
Freight expense	(49,553)	(5,149)	(47,032)

Depreciation and amortization	(1,424)	(27)	(359)

Impairment of goodwill and intangible assets	(66,568)	-	-

Selling, operating and administrative expenses	(22,184)	(2,385)	(21,365)
(Loss) income from operations	(63,956)	833	7,048

Interest income	20	3	32
Interest expense	(165)	(2)	(38)
(Loss) income before income taxes	(64,101)	834	7,042

Income tax benefit (expense)	378	-	(48)
(Loss) income from continuing operations	(63,723)	834	6,994

Loss from discontinued operations	-	-	(2,044)

Net (loss) income	$(63,723)	$834	$4,950

Weighted average number of shares outstanding:
Basic	11,306
Diluted	11,306

Net ( loss ) income per share:
Basic	$(5.64)
Diluted	$(5.64)

See Notes to Consolidated Financial Statements

CLARK HOLDINGS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (RESTATED)
(In Thousands, Except Share Data)

	Voting $1 Par Value			Non-Voting $1 Par Value
	Common Stock			Common Stock
		Number Of	Common		Number Of	Common				Additional	Retained
	Autorized	Shares	Stock	Autorized	Shares	Stock			Restricted	Paid-In	Earnings
	Shares	Outstanding	Voting	Shares	Outstanding	Non-Voting	Shares	Amount	Shares	Capital	(Deficit)	Total
Clark Group Inc.
Predecessor
Balance - December 30, 2006	2,500	910	$1	22,500	8,190	$8				$1,041	$13,818	$14,868
Net income for the year ended December 29, 2007											4,950	4,950
Dividends											(6,300)	(6,300)
Balance - December 29, 2007	2,500	910	1	22,500	8,190	8	-			1,041	12,468	13,518
Net income for the year ended December 29, 2007											834	834
Balance - February 11, 2008	2,500	910	$1	22,500	8,190	$8	-			$1,041	$13,302	$14,352

Clark Holdings Inc.
Successor
Balance - February 12, 2008							13,500,000	$1		$67,174	$2,048	$69,223
Equity issuance per Purchase Agreement							320,276			2,473		2,473
Transfer in from contingency for stock conversion, net										18,147		18,147
Reduction due to stock conversion							(1,787,453)			(14,429)		(14,429)
Restricted shares per Stockholders' Escrow Agreement							(1,173,438)		1,173,438			-
Net loss for 47 weeks ended January 3, 2009											(63,723)	(63,723)
Adjustment for option expense										62		62
Balance - January 3, 2009							10,859,385	$1	1,173,438	$73,427	$(61,675)	$11,753

See Notes to Consolidated Financial Statements

  CLARK HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
(In thousands)

	Clark Holdings Inc.	Clark Group Inc.
	Successor	Predecessor
	47 Weeks Ended	6 Weeks Ended	52 weeks ended
	January 3, 2009	February 11, 2008	December 29, 2007
Cash Flows from Operating Activities:
Net (loss) income	$(63,723)	$834	$4,950
Adjustment to reconcile net (loss) income to cash flows from operating activities
Depreciation	150	26	359
Amortization	1,246	1	-
Impairment of goodwill and intangible assets	66,568	-	-
Shared-based compensation cost	62	-	-
Deferred income tax benefit	(1,069)	-	122
Change in operating assets and liabilities
(Increase) Decrease in accounts receivable	160	645	(133)
(Increase) Decrease in other receivables	283	13	(252)
(Increase) Decrease in prepaid expense	(541)	53	5
(Increase) Decrease in currents assets of discontinued operations	388	50	347
Increase (Decrease) in accounts payable	(3,515)	(770)	(461)
Increase (Decrease) in accrued expenses and other payables	3,427	(16)	(656)
Increase (Decrease) in current liabilities of discontinued operations	(132)	6	(430)
Net cash provided by operating activities	3,304	842	3,851

Cash Flows from Investing Activities:
Proceeds from released escrow fund	245	-	-
Purchase of property and equipment	(641)	(7)	(189)
Net cash used in investing activities	(396)	(7)	(154)

Cash Flows from Financing Activities:
Borrowings under credit facility	-	-	151
Repayments under credit facility	-	-	(151)
Repayment of term loan	(473)	-	-
Proceeds from term loan	4,733	-	-
Dividends to stockholders	-	-	(6,300)
Costs of stock conversion	(14,429)	-	-
Net cash used in financing activities	(10,169)	-	(6,300)

Net (decrease ) increase in Cash and Cash Equivalents	(7,261)	835	(2,603)

Cash and Cash Equivalents - beginning of period	11,176	1,472	4,075

Cash and Cash Equivalents - end of period	$3,915	$2,307	$1,472

Cash paid during the period
Income taxes	$325	$-	$202
Interest	165	2	21

See Notes to Consolidated Financial Statements

CLARK HOLDINGS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business Operations

Clark Holdings Inc. (“the Company” or “CHI”) is a niche provider of non-asset based transportation and logistics services to the print media industry throughout the United States and between the United States and other countries.  The Company operates through a network of operating centers where it consolidates mass market consumer publications so that the publications can be transported in larger, more efficient quantities to common destination points.  The Company refers to each common destination point’s aggregated publications as a “pool.”  By building these pools, the Company offers cost effective transportation and logistics services for time sensitive publications.

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

2.	Restatements

The Company is restating its Form 10-K for 6 week predecessor period ending February 11, 2008 and the 47 week successor period ended January 2, 2009 to reflect presentation changes to the consolidated financial statements and notes to the consolidated financial statements relating to the following:

a)	The Company will present The Clark Group, Inc. (“CGI”) as the Company’s predecessor corporation (prior to the acquisition) in accordance with Rule 8-02 of Regulation S-X.

b)	A summary of the revised presentation is as follows:

Presentation for Financial Statements

	Successor	Predecessor	Predecessor
	47 Weeks ended January 3, 2009	6 Weeks ended February 11, 2008	52 Weeks ended December 29, 2007
Statement of Operations	CHI (which includes CGI results since the Acquisition)	CGI Only	CGI Only

Balance Sheet	CHI (which includes CGI results since the Acquisition)	None	CGI Only

Cash Flows	CHI (which includes CGI results since the Acquisition)	CGI Only	CGI Only

Stockholder's Equity	CHI (which includes CGI results since the Acquisition)	CGI Only	CGI Only

Footnotes	Footnotes compare 2007 CGI amounts with 2008 CHI amounts (which include CGI results since the the Acquisition)

Footnotes	Income Statement footnotes for CGI for 6 week period

Exhibits	Audited Financial Statements of CHI for 2007and the period of 2008 through the the Acquisition

c)	In the Company’s consolidated statements of operations, the Company removed the “gross profit” subtotal and presented “Income (loss) from operations” as the first subtotal.

d)
The Impairment of Goodwill and Identifiable Intangible Assets footnote (Note 7) includes a detailed description of the relief from royalty method used to assess and measure impairment of the trade name identifiable intangible asset

The restatement had no effect on retained earnings or equity of the Company.

3.	Summary of Significant Accounting Policies

Fiscal Year End —  The accompanying consolidated statements of operations, cash flows and stockholder’s equity are presented for two periods: Predecessor and Successor, which relate to the period preceding the Acquisition and the period succeeding the Acquisition, respectively. The Predecessor period pertains to CGI and includes activity for the 6 weeks ended February 11, 2008 and the year ended December 31, 2007.  The Successor period pertains to CHI and includes activity for the 47 weeks ended January 3, 2009.  Starting with fiscal year 2008, the Company, due to the Acquisition of CGI, has adopted CGI’s fiscal year methodology of a 52 – 53 week fiscal year ending on the Saturday closest to December 31. Until fiscal year 2008, the Company used a calendar year ending on December 31, as its fiscal year.

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

Accounts Receivable — Accounts receivable are recorded at management's estimate of net realizable value.  Management evaluates the adequacy of the allowance for uncollectible accounts on a customer specific basis.  These factors include historical trends, general and specific economic conditions and local market conditions.  Accounts are written off when management determines collection is doubtful.  The balances for the allowance for uncollectible accounts were $348,000 and $311,000 as of January 3, 2009, and December 29, 2007, respectively.

Property and Equipment — Property and equipment are stated at fair value as of the date of the Acquisition of the Clark Group, Inc and at historical costs as of December 29, 2007.  Buildings and equipment are depreciated using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized using the straight-line method over the shorter of the related lease term or useful lives of the assets.  Gains and losses on disposal of property and equipment are recognized when the asset is sold.  Expenditures for maintenance and repairs are expensed as incurred, whereas expenditures for improvements and replacements are capitalized.

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

Comprehensive Income — SFAS No. 130, Reporting Comprehensive Income, established standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements.  Comprehensive income for the 47 weeks ended January 3, 2009, for the 6 weeks ended February 12, 2008 and for the 52 weeks ended December 29, 2007, were the same as net income for the Company.

Stock Based Compensation — SFAS No. 123 (revised 2004), Share-Based Payments, (‘‘SFAS 123R’’) requires the Company to recognize expense for its share-based compensation based on the fair value of the awards that are granted.  The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model.  Option valuation methods require the input of highly subjective assumptions, including the expected stock price volatility.  Measured compensation expense related to such option grants, is recognized ratably over the vesting period of the related grants.  (Note 10) Prior to the acquisition, there was any stock based compensation.

Foreign Currency — For consolidation purposes, assets and liabilities expressed in currencies other than U.S. dollars are translated at the rates of exchange effective at the balance sheet date.  These gains and losses arising on re-measurement are accounted for in the income statement.  Gains and losses on translation were not material.

Income Taxes — The Company early adopted the provisions of Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 48 (“FIN 48”) as of January 1, 2007, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements and requires companies to use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken.  The adoption did not impact the Company’s financial position, results of operations or cash flows for the year ended December 29, 2007. As of January 3, 2009, the Company had no material unrecognized income tax benefits, expected changes to unrecognized income tax benefits or interest and penalties.

The Company’s accounting policy for recognition of interest and penalties related to income taxes is to include such items as a component of income tax expense.

CGI was a subchapter S corporation through February 12, 2008, the date of acquisition.  Prior to February 12, 2008, CGI was not subject to federal or state income tax, with the exception of certain states that do not recognize federal S corporation status.  CGI had evaluated the potential tax, interest and penalties relating to this exposure as of December 29, 2007; it was determined to be immaterial. Upon acquisition, CGI’s S corporation status was terminated, and after that date, the Company will be taxed as a C corporation for federal and state income tax purposes.  The Company will file a consolidated income tax return for federal tax purposes and in states where consolidated filings are allowed or required.  The Company will file income tax returns in the United Kingdom for its discontinued foreign subsidiary for 2008.  The Company will begin filing in all jurisdictions determined by the Company to have potential exposure in 2008.  In addition, the Company, as a result of  a nexus study, had determined that an increase in the number of states the Company currently files in will be implemented.  The impact of these increased filings has been accounted for in the tax provision for the 47 weeks ended January 3, 2009.  All tax years since the Company’s inception (September 1, 2005) as filed or yet to be filed are open to examination by the appropriate tax authorities.

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

Earnings per Common Share (“EPS”) — Prior to the Acquisition, the CGI was privately held Subchapter S Corporation and Earnings per Common Share were not calculated.

After the acquisition, the Company calculates basic and diluted net income per share by dividing the net income by the weighted average number of shares.  For purposes of calculating the diluted EPS,   the Company measures the effects of options and warrants on diluted EPS through application of the treasury stock method, whereby the proceeds received by the Company based on assumed exercise are hypothetically used to repurchase the Company’s common stock at the average market price for the period. Dilution will occur according to the treasury stock method only if the average market price of the Company’s common stock is higher during the year than the exercise price of either the stock options and/or warrants.  When the opposite is present (i.e., the average market price is lower), the results are antidilutive, and the impact of either the stock options and/or warrants is ignored.

The average market price of the Company’s common stock from February 12, 2008, to January 3, 2009, was $2.80 and since it was lower than the exercise price of the warrants, the impact of the warrants is excluded from the diluted EPS calculation for the 47 week period ended January 3, 2009.

During the 47 weeks ended January 3, 2009, the average market price of the Company’s stock was not higher than the exercise price of certain options granted, therefore, the impact of certain stock options is excluded in the diluted EPS calculations for the 47 weeks ended January 3, 2009.

The earnings per common share calculations for the 47 weeks ended January 3, 2009, is shown below. As stated above, the earnings per common share for CGI for the 6 weeks ended February 11, 2008 and the 52 weeks ended December 29, 2007 is not shown since the CGI was a privately held Subchapter S corporation.

	47 Weeks Ended	6 Weeks Ended	52 Weeks Ended
	January 3, 2009	February 12, 2008	December 29, 2007
Basic and diluted EPS

Basic EPS
Net (loss) income	$(63,723,000)	$834,000	$4,950,000
Weighted average shares	11,305,723

Basic loss per share	$(5.64)

Diluted EPS
Net loss	$(63,723,000)
Basic weighted average shares	11,305,723
Dilutive effect of warrants	-
Dilutive effect of stock options	-
Diluted weighted average shares	11,305,723

Diluted loss per share	$(5.64)

        New Accounting Standards — On September 15, 2006, the FASB issued, SFAS No. 157, Fair Value Measurements ..  The standard provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  The standard does not expand the use of fair value in any new circumstances.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  On November 14, 2007, the FASB granted a one-year deferral for the implementation of SFAS No. 157 for non-financial assets and liabilities.  This deferral was formalized in February 2008, when the FASB issued FASB staff position ‘‘FSP’’ SFAS No.157-2, Effective Date of FASB Statement No. 157 .  The Company is evaluating the impact that the adoption of “FSP” SFAS No 157-2 will have on the consolidated financial statements.

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

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110’’) to permit entities, under certain circumstances, to continue to use the ‘‘simplified’’ method in developing estimates of expected term of ‘‘plain-vanilla’’ share options in accordance with Statement No. 123R, Share-Based Payment. SAB 110 amended SAB 107 to permit the use of the ‘‘simplified’’ method beyond December 29, 2007.  The Company has adopted SAB 110 for its computation of share-based compensation.  (See Note 10)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (‘‘SFAS 141R’’), which replaces SFAS 141. SFAS 141R retains the fundamental requirements of SFAS 141, but revises certain principles, including the definition of a business combination, the recognition and measurement of assets acquired and liabilities assumed in a business combination, the accounting for goodwill and financial statement disclosure.  SFAS 141R will be effective for an acquisition, which takes place on or after the beginning of the first annual reporting period, beginning on or after December 15, 2008 and can also impact legacy purchases as it relates to income tax benefits.  The Company is evaluating the impact the adoption of SFAS 141R will have on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (‘‘SFAS 160’’). SFAS 160 established new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and early adoption is prohibited.  The Company is evaluating the impact that the adoption of SFAS No. 160 will have on the consolidated financial statements.

On April 25, 2008, the FASB issued FASB staff position ‘‘FSP’’ SFAS No.142-3, Determination of the Useful Life of Intangible Assets .  This staff position paper amends factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB SFAS No. 142, Goodwill and Other Intangible Assets .  This FSP will be effective for fiscal years beginning on or after December 15, 2008, and early adoption is prohibited.  The Company is evaluating the impact that the adoption of “FSP” SFAS No. 142-3 will have on the consolidated financial statements .

4.	Initial Public Offering of Clark Holdings Inc. ( formerly “Global Logistics Acquisition Corporation” or “GLAC”)

On February 21, 2006, the Company sold 10,000,000 units (‘‘Units’’) in the Offering for $8.00 per unit.   On March 1, 2006, pursuant to the underwriters’ over-allotment option, the Company sold an additional 1,000,000 units for $8.00 per unit.  Each unit consisted of one share of common stock, par value $.0001 per share (“Share”), and one warrant to purchase one Share at an exercise price of $6.00 per Share (“Warrant”).  The warrants became exercisable upon the completion of the Acquisition and expire on February 15, 2011.  The warrants are redeemable at a price of $.01 per warrant upon 30 days notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.  Under the terms of the original Warrant Agreement (“Warrant Agreement”) dated February 15, 2006, governing the warrants, the Company is required to use its best efforts to register the warrants and maintain such registration.  After evaluating the Company’s financial statement treatment with respect to the accounting for derivative financial instruments pursuant to FASB’s Emerging Issues Task Force Issue No. 00-19, the Company entered into a First Supplemental Warrant Agreement (the ‘‘Supplemental Agreement’’), dated August 21, 2006, with The Bank of New York (the ‘‘Warrant Agent’’), to amend the Warrant Agreement, between the Company and the Warrant Agent in order to clarify that registered holders of the Company’s warrants do not have the right to receive a net cash settlement or other consideration in lieu of physical settlement in shares of the Company’s common stock.  All of the Company’s initial stockholders have certain registration rights.

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

As of December 29, 2007, the Company had accumulated approximately $874,000 in deferred costs related to the proposed Business Combination with The Clark Group, Inc.  By the time of the acquisition, these costs had increased to approximately $964,000.  These costs were capitalized upon the completion of the Business Combination following the required approval by the Company’s stockholders and the fulfillment of certain other conditions.  Deferred acquisition costs consisted primarily of approximately $375,000 for legal services, $138,000 for accounting and due diligence services, $100,000 for fairness opinion services, $256,000 for other consulting and accounting services and approximately $95,000 in due diligence expenses directly associated with the negotiation and execution of the Stock Purchase Agreement with The Clark Group.

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

Holders of 1,787,453 of the Company’s shares of common stock voted against the Acquisition and elected to convert their shares into a pro rata portion of the Trust Account (approximately $8.06 per share or an aggregate amount of $14,536,911).  After giving effect to (i) the issuance of 320,276 shares in connection with the Acquisition and (ii) the conversion of shares, there are currently 10,859,385 shares of common stock outstanding.  In addition, the founders of the Company have placed 1,173,438 shares of common stock into escrow pending the attainment of a specified market price (restricted shares) and these are excluded in authorized and outstanding shares at January 3, 2009.  As a result of the condition to which the escrowed shares will be subject, such shares will be considered as contingently issuable shares and, as a result, are not included in the earnings per share calculations.  Accordingly, the Company will recognize a charge based on the fair value of the shares over the expected period of time it will take to achieve the target price, if and only if the expected probability of the share price attaining the specified market price exceeds 50 percent.  (Note 17)

The Company has accounted for the Acquisition under the purchase method of accounting.  Accordingly, the cost of the Acquisition has been allocated to the assets and liabilities based upon their respective fair values, including identifiable intangibles and remaining cost allocated to goodwill.

The results of operations are presented for two periods: Predecessor and Successor, which relate to the period preceding the Acquisition and the period succeeding the Acquisition, respectively. The Predecessor period pertains to CGI and includes activity for the 6 weeks ended February 11, 2008 and the year ended December 31, 2007.  The Successor period pertains to CHI and includes activity for the 47 weeks ended January 3, 2009.  Starting with fiscal year 2008, the Company, due to the Acquisition of CGI, has adopted CGI’s fiscal year methodology of a 52 – 53 week fiscal year ending on the Saturday closest to December 31. Until fiscal year 2008, the Company used a calendar year ending on December 31, as its fiscal year.

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

The final allocation of the fair value of the assets acquired and liabilities assumed in the Acquisition of CGI are as follows:

	Preliminary Allocation at 2/12/08	Adjustments to Preliminary Purchase Price Allocation	Deferred Tax Liability Adjustment Associated With Final Purchase Price Adjustments	Final Purchase Price Allocation
Current assets	$6,956,000			$6,956,000
Current assets of discontinued operations	388,000			388,000
Property and equipment	1,394,000			1,394,000
Intangibles	26,575,000	$(5,924,000)		20,651,000
Goodwill	59,471,020	5,924,000	$(2,366,000)	63,029,020
Current liabilities	(7,441,000)			(7,441,000)
Current liabilities of discontinued operations	(132,000)			(132,000)
Deferred tax liability	(10,104,020)		2,366,000	(7,738,020)
Total fair value of assets and liabilities	$77,107,000	$-	$-	$77,107,000

6.	Property and Equipment

Property and equipment consist of:

		Successor	Predecessor
	Useful Lives	January 3, 2009	December 29, 2007
Land		$71,000	$71,000
Building	40 years	465,000	506,000
Leasehold improvements	3-7 years	140,000	204,000
Furniture & office equipment	3-7 years	745,000	2,798,000
Equipment	3-7 years	303,000	1,501,000
		1,724,000	5,080,000
Accumulated depeciation		(150,000)	(3,667,000)
Asset not in service		351,000	-
Property and equipment, net		$1,925,000	$1,413,000

Property and equipment acquired in the Acquisition was assigned fair value of $1,394,000, subsequently adjusted to $1,454,000.

7.	Impairment of Goodwill and Identifiable Intangible Assets

1	Goodwill Imapirment as of January 3, 2009
The changes in the carrying amount of goodwill for the year ending January 3, 2009, are as follows (in thousands):

Goodwill associated with the acquisition of the Clark Group Inc.	63,029,000
Balance at February 12, 2008	63,029,000
Adjustments to Goodwill	881,000
Impairment Charge	(63,910,000)
Balance at January 3, 2009	$-

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
During 2008, Clark Holdings, Inc. (formerly known as GLAC) acquired The Clark Group, Inc., resulting in acquisition-related intangible assets.  Acquisition-related intangible assets at January 3, 2009, and February 12, 2008, as adjusted, consisted of the following:

	Amortization Period	Fair Value	Accumulated Amortization	Impairment	Net Value After Impairment
Non-compete agreements	5	$1,684,010	$(247,573)	$-	$1,436,437
Trade names	-	5,378,000	-	(2,658,000)	2,720,000
Customer relationships	12	13,588,000	(998,000)	-	12,590,000
		$20,650,010	$(1,245,573)	$(2,658,000)	$16,746,437

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

During the fourth quarter of 2008, we concluded that our market capitalization was below our net book value for an extended period of time, and as a result, our long lived assets were tested for recoverability.  Due to the impact of the weakening global economy, our revenue projections related to the intangible assets acquired have declined.  The trade name intangible, due to its indefinite life, was evaluated using SFAS 142 along with the goodwill.  This evaluation, as described above and in using the “relief from royalty” approach resulted in a $2.658 million impairment charge which was included in the “Impairment of goodwill and intangible assets” line item in the condensed consolidated statements of operations.

The impairment charge taken was calculated as the difference between the book value of the trade name and the calculated fair value by use of the relief from royalty method as discussed above.  Significant assumptions included in management’s analysis were the determination of a royalty rate, projections of future revenues and a discount rate.  Profitability was deemed to be a significant determinant for a royalty rate in that a company or an investor would not be willing to pay a rate in excess of a reasonable percentage of the operating income generated by the trade name.  There was little change in management’s expectation for the trade name from the date of acquisition through January 3, 2009, therefore, the royalty rate of 0.66% that was used in the initial determination of the fair value of the trade name was used in impairment analysis as of January 3, 2009.  In calculating the royalty rate of 0.66%, management estimated that royalty savings would equate to $500,000 per year.  In estimating this amount, management considered a variety of factors including but not limited to the magnitude of the projected trade names’ net sales and the asset’s perceived marketing strength and recognition among customers and competitors.  Royalty savings of $500,000 per year corresponds to a royalty rate of 0.66% of annual revenues based on total 2007 revenues.  The future revenues for the trade name valuation were based on sales growth rate forecasts of the Company as of January 3, 2009.  The sales growth rate forecasts as of January 3, 2009 were substantially lower than they were as of February 12, 2008 (when The Clark Group, Inc. was acquired and the initial valuation performed) as a result of the weakening global economy.  The pretax royalty savings due to the trade name was then calculated by the application of the estimated royalty rate to the projected net sales.  A 40% income tax rate was utilized to convert the estimated pretax royalty savings to appropriate after-tax amounts.  The future annual cash flows attributable to the trade names were then discounted to present value at a new, higher risk-adjusted interest rate as of January 3, 2009.  The reason for a higher risk-adjusted interest rate was due to the higher cost of capital incurred by the Company as of this time.

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
$7,065,960

Amortization expense for the 47 weeks ended January 2,2009 was $1,246,000, and $0 for both the 6 week period ended February 12, 2008  and 52 weeks ended December 29, 2007.

7.	Debt and Amended Credit Facility

Simultaneously with the Acquisition, the Company entered into a Credit Agreement as borrowers, with various financial institutions party thereto, as lenders, and LaSalle Bank National Association ( subsequently Bank of America ), as administrative agent (‘‘LaSalle’’) (‘‘Credit Agreement’’).  Pursuant to the Credit Agreement, the Company received a financing commitment of up to $30,000,000 for a senior secured credit facility from LaSalle in order to (a) pay out converted shares, (b) provide working capital for the Company and the Company’s direct and indirect subsidiaries and (c) provide for future permitted acquisitions.  The facility consists of up to $30,000,000, less any amount drawn under the term loan sublimit, as a revolving credit facility with a $3,000,000 sublimit for letters of credit. As of January 3, 2009, $4,259,930 was outstanding on the term loan. No funds have been drawn down under the revolving credit facility.

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

Interest expense for the term loan was $165,000 for CHI for the 47 weeks ended January 3, 2009.  In addition, the Company records bank fees associated with the revolving credit line, the letters of credit and the term loan.  These fees totaled approximately $136,000 for CHI for the 47 weeks ended January 3, 2009.   The credit facility is secured by substantially all of the Company’s assets.

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

As of December 29, 2007, the Predecessor had a revolving bank loan, which was secured by the CGI’s assets. The commitment on the revolving credit line was $4.0 million and matured in June 2007, which was later extended to February 21, 2008. Interest was payable at 1.75% over Libor, and a facility fee of 0.30% was payable annually. The loans contained covenants that required the CGI to maintain certain financial ratios and, among other restrictions, placed limitations on cash dividends. At December 29, 2007, the CGI was in compliance with its covenants.  CGI recognizes fees associated with the revolving credit line and the letters of credit as interest expense.  These fees totaled approximately $17,000 for the year ended December 29, 2007.

8.	Insurance Accruals

The Company uses a combination of insurance and self-insurance to provide for the liabilities for workers’ compensation, healthcare benefits, general liability, property insurance and vehicle liability. Liabilities associated with the self-insured risks are not discounted and are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other assumptions.  The estimated accruals for these liabilities, portions of which are calculated by independent third party service providers, could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.  The self-insurance reserve for medical, dental and workers’ compensation was included in ‘‘accrued expenses ’’ on the balance sheets at January 3, 2009, and December 29, 2007, and was $395,000 for CHI and $402,000 for CGI, respectively.

9.	Leases

The Company has non-cancelable operating leases, primarily for real property and equipment rentals.  The leases require the Company to pay maintenance, insurance  and other operating expenses.  Rental expense for operating leases for 47 weeks ended January 3, 2009, for the 6 weeks end February 12, 2008, and for the 52 weeks ended December 29, 2007, was $3,912,000, $499,000 and $3,928,000, respectively.

Future minimum lease payments for operations under non-cancelable lease at January 3, 2009, are as follows:

	Property	Equipment	Total
	(Thousands)
2009	$1,674	$1,501	$3,175
2010	1,237	1,368	2,605
2011	1,083	886	1,969
2012	788	807	1,595
2013	65	601	666
Thereafter	-	-	-
	$4,847	$5,163	$10,010

The Company’s leases for real property generally contain renewal options for periods of two to five years.

10.	Stock Based Compensation

The Company’s 2007 Long-Term Incentive Equity Plan (the ‘‘Plan’’), became effective with the consummation of the Acquisition.  The Predecessor had no stock based compensation.  The Plan was established to grant stock options, stock appreciation rights, restricted stock, deferred stock and other stock based awards to its directors, officers, employees and consultants of the Company.  Under the Plan, all stock option awards are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant and expire ten years after the date of the grant.  On March 13, 2008, the Company granted 70,000 stock options (in total) of the Company’s common stock to all non-employee directors on the Board of Directors and the Special Advisor on the Board of Directors.  On June 5, 2008, the Company granted 56,250 stock options of the Company’s common stock to the Chief Executive Officer of one of its reporting units for the successful completion of the 2007 Company audit.  These stock options vest over a three-year period.  Shares issued as a result of future stock option exercises, if any, will be newly issued shares.  During the 47 weeks ended January 3, 2009, 11,667 stock options vested and none were exercised.

Compensation expense related to the 126,250 in stock options granted in the 47 weeks ended January 3, 2009, was $256,560, which is expected to be recognized over a weighted average vesting period of approximately three years.  During the 47 weeks ended January 3, 2009, $62,000 was charged to compensation expense related to stock option grants.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model that uses various assumptions for inputs as noted.  Generally, the Company uses expected volatilities and risk-free interest rates that correlate with the expected term of the option when estimating an option’s fair value.  For expected term, since the Company does not have historical share option exercise experience, FASB 123R provides that alternative sources of information may be used.  The Company adopted the “simplified method” to estimate the expected life of the option, which is equal to the average of the vesting term (3 years) and original contractual term (10 years).  Expected volatility is based on historical volatility of the stock prices of comparable logistic companies of similar market value, given the lack of trading history of the Company’s stock, and the expected risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant.  The assumptions used for options granted in the 47 weeks ended January 3, 2009, were as follows:

Assumptions for the 47 Weeks Ended January 3, 2009

Expected volatility	58.0%

Expected dividends	0.0%

Expected term (in years)	6.5

Risk-free rate	3.0%

A summary of option activity under the Plan as of January 3, 2009, and changes during 2008 is as follows:

Weighted-
		Weighted-	Weighted-	Average
		Average	Average	Remaining	Aggregate
		Exercise	Grant Date	Contractual	Intrinsic
Options	Shares	Price	Fair Value	Term	Value
Beginning of year	-	-	-	-	-
Granted 1st Quarter	70,000	4.06	2.37	9.75	-
Granted 2nd Quarter	56,250	2.75	1.61	9.50	-
Granted 3rd Quarter	-	-	-	-	-
Granted 4th Quarter	-	-	-	-	-
Exercised	-	-	-	-	-
Forfeited or expired	-	-	-	-	-
Outstanding at January 3, 2009	126,250	3.48	2.03	9.23	-

Exercisable (vested) at January 3, 2009	11,667	-	-	-	-

The total fair value of shares vested during the 47 week period ended January 3, 2009, was $28,000 at the end of the period.

11.	Business and Credit Concentrations

Domestically the Company maintains cash and cash equivalents in two banks.  The bank balances at year end were in non-interest bearing accounts, which are fully insured by the FDIC. Under this program (i.e., the Temporary Liquidity Guarantee Program), all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account through January 3, 2009. As of December 29, 2007, CGI maintained cash and cash equivalents in five banks and overnight repurchase agreements. The bank balances were insured up to $100,000 per bank account. CGI had deposits at five banks that exceeded the balance insured by the FDIC in the amount of $900,400. The overnight government repurchase agreements were $1,527,000 as of December 29, 2007.

Sales to three printers and publishers aggregated $27,981,000, $3,052,000 and $26,596,000 for the 47 weeks ended January 3, 2009, for the 6 weeks ended February 11, 2008 and the 52 weeks ended December 29, 2007.  Accounts receivable from these printers and publishers were $1,394,000 and $788,000 as of January 3, 2009, and December 29, 2007, respectively.

12.	Related-Party Transactions

The Company provides logistics and transportation services for Anderson Merchandisers, LP, related through common ownership.  The revenue related to these services was $2,418,000, $388,000 and $2,644,000  for the 47 weeks ended January 3, 2009, for the 6 weeks ended February 11, 2008 and for the 52 weeks ended December 29, 2007, respectively, and is included in gross revenues.  Accounts receivable included in the consolidated balance sheet from Anderson Merchandisers, LP, was $333,000 and $149,000 as of January 3, 2009 and December 29, 2007, respectively.

The Company purchases transportation services from Prologix Distribution Services (East), LLC, related through common ownership.  Such purchases were $95,000 ,$25,000 and $0 for the 47 weeks ended January 3, 2009, for the 6 weeks ended February 11, 2008 and for the 52 weeks ended December 29, 2007, respectively, and are included in freight expense. There were no amounts payable to the Company from Prologix Distribution Services (East), LLC at January 3, 2009, and December 29, 2007.

As of December 29, 2007, t he Company had entered into an agreement with Anderson Management Services, related through common control, for certain executive management services. The costs for these services were $110,000 for the year ended December 29, 2007 and was included in selling, operating and administrative expenses. At December 29, 2007, this payable was $110,000 for management services.

As of December 29, 2007, the Company purchased transportation from Anderson Services, LLC, related through common control. Such purchases totaled $199,000 for the year ended December 29, 2007. Also, the Company leased certain distribution facilities from Anderson Services, LLC. Lease expense associated with this lease totaled $30,000 for the year ended December 29, 2007.  There were no accounts payable to Anderson Services, LLC as of December 29, 2007.

13.	Business Segments

The Company segregates business segments into Domestic and International.  The Domestic segment consists of operations serving a variety of wholesale customers in North America.  The International segment consists principally of shipments outside North America.  Financial information on business segments for the 47 week successor period ended January 3, 2009 and the 6 week predecessor period ending February 11, 2008, and 52 weeks ended December 29, 2007, is as follows:

Business Segments:
	CHI
47 Weeks Ended January 3, 2009	Successor
	Domestic	International	Consolidated
Gross revenues	$62,539	$13,234	$75,773
Freight expense	(41,293)	(8,260)	(49,553)
Selling, operating, and administrative expenses	(17,405)	(4,779)	(22,184)
Income from operations before depreciation,
impairment of goodwill and intangible assets,
amortization, interest and taxes	$3,841	$195	$4,036

Total assets	$19,733	$10,784	$30,517

	CGI
6 Weeks Ended February 12, 2009	Predecessor
	Domestic	International	Consolidated
Gross revenues	$7,051	$1,343	$8,394
Freight expense	(4,372)	(777)	(5,149)
Selling, operating, and administrative expenses	(1,835)	(550)	(2,385)
Income from operations before depreciation,
amortization, interest and taxes	$844	$16	$860

	CGI
52 Weeks Ended December 31, 2007	Predecessor
	Domestic	International	Consolidated
Gross revenues	$63,127	$12,677	$75,804
Freight expense	(39,990)	(7,042)	(47,032)
Selling, operating, and administrative expenses	(16,227)	(5,138)	(21,365)
Income from operations before depreciation,
amortization, interest and taxes	$6,910	$497	$7,407

Total assets	$19,119	$2,752	$21,871

For purposes of this disclosure, all inter-company transactions have been eliminated.

14.	Income Taxes

A summary of the components of the provision (benefit) for income taxes is as follows:

			Pro Forma
		47 week ended	6 weeks ended	52 weeks ended
		January 3,2009	February 11, 2008	December 29,2007
Federal:
	Current income tax expense	987,873	289,519	1,680,000
	Deferred income tax benefit	(1,410,038)	34,122	198,000
		(422,165)	323,641	1,878,000

State:
	Current income tax expense	444,504	(6,032)	(35,000)
	Deferred income tax benefit	(400,244)	(689)	(4,000)
		44,260	(6,721)	(39,000)

Total (Benefit) Provision for Taxes		(377,905)	316,920	1,839,000

A reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	1/3/2009	2/12/2008	12/29/2007
Tax provision computed at the federal statutory rate	34.00%	34.00%	34.00%
Effect of state income taxes, net of federal benefits	8.95%	4.00%	4.00%
Goodwill impairment charge	(43.46)%	0.00%	0.00%
Other permanent differences, net	0.00%	0.00%	0.00%
Effective tax rate	(0.51)%	38.00%	38.00%

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

Temporary differences which created deferred tax assets (liabilities) at January 3, 2009, and December 29, 2007, are as follows:

			Pro Forma
	Sucessor		Predecessor
	January 3, 2009		December 29, 2007
	Current	Non-current	Current	Non-current

Deferred tax assets:
Accruals	$370,653	$-	$137,000	$-
State tax	447,118	-	-	-
Compensation and benefits	26,566	-	-	-
Operating costs during development stage	-	-	-	-
Amortization	-	747,106	360,000
Allowance for bad debts	149,326	-	-	-
Total deferred tax assets	993,663	747,106	497,000	-
Deferred tax liabilities:
Depreciation	-	(129,515)	-	-
Amortization	-	(7,193,867)	(291,000)	-
Prepaids	(276,148)	-	-	-
Total deferred tax liabilities	(276,148)	(7,323,382)	(291,000)	-
Total deferred tax asset (liability), net	$717,515	$(6,576,276)	$206,000	$-

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

The Company sponsors a contributory defined contribution 401(k) retirement plan covering all eligible employees, as defined. Contribution expense was $275,000, $0, and $281,000 for the 47 weeks ended January 3, 2009, for the 6 weeks ended February 12, 2008 and for the 52 weeks ended December 29, 2007, respectively.

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

This restricted stock in escrow is accounted for in accordance with SFAS No. 123 (revised 2004), Share-Based Payments .  In accordance with SFAS 123R, the Company used a Black-Scholes model in conjunction with a lattice or decision path model to simulate the future prices of the Company’s stock over a five year period (100,000 decision paths were simulated in calculating the probability that the stock would exceed $11.50 for 20 out of 30 days in a 5 year period).

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

18.	Selected Unaudited Pro Forma Financial Statements

The following unaudited pro forma historical consolidated balance sheet combines the historical audited balance sheets of CHI as of December 29, 2007, and the historical audited balance sheets of CGI as of December 29, 2007, giving effect to the transactions described in the Purchase Agreement with purchase accounting applied to the acquired CGI assets as if the Acquisition had occurred on the last day of the period.

The following unaudited pro forma historical consolidated statement of operations combines the historical audited statement of operations of CHI year ended December 29, 2007, and the historical audited statement of operations of CGI as of December 29, 2007, giving effect to the transactions described in the Purchase Agreement with purchase accounting applied to the acquired CGI assets as if they had occurred on January 1, 2007.

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

CLARK HOLDINGS INC.

CONSOLIDATED PRO FORMA BALANCE SHEET
(Unaudited)
(In Thousands)

			Pro Forma		Pro Forma
			Adjustments		(Reflecting Actual
	YE 2007	YE 2007	(Reflecting Actual		Conversions)
	CHI	CGI	Conversions)		12/29/2007
ASSETS
Current assets:
Cash and cash equivalents	$133	$1,472	$88,423	A	$1,766
			(64,227)	B
			(8,300)	B
			(154)	B
			(495)	B
			(1,458)	B
			(1,472)	B
			(2,112)	C
			(13,109)	D
			3,413	E
			(348)	F
Accounts receivable, net		6,362	(723)	B	5,639
Other receivables		358			358
Prepaid expenses and other current assets	159	947			1,106
Deferred tax asset-current			1,240	H	1,240
Current assets of discontinued operations		437			437
Total current assets	292	9,576	678		10,546

Investment-trust account	88,423		(88,423)	A	-

Deferred tax asset-non-current	811		1,176	G	747
			(1,240)	H

Property, plant and equipment, net		1,413			1,413
Intangible assets and other assets, net		11	(11)	B	-
Goodwill		10,871	(10,871)	B	-
Intangible assets and other assets, net			20,651	B	20,651
Goodwill-purchase allocation			63,547	B	63,869
			322	G
Deferred acquisition costs	874		(874)	F	-
Deferred financing costs					-
Total Assets	$90,400	$21,871	$(15,045)		$97,226

CLARK HOLDINGS INC.

CONSOLIDATED PRO FORMA BALANCE SHEET (continued)
(Unaudited)
(In Thousands)

			Pro Forma		Pro Forma
			Adjustments		(Reflecting Actual
	YE 2007	YE 2007	(Reflecting Actual		Conversions)
	CHI	CGI	Conversions)		12/29/2007
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$-	$6,785	$(723)	B	$6,062
Accrued expenses & other payables	537	1,442	(874)	F	2,520
			95	C
			1,320	D
Deferred underwriting fees	2,640		(2,640)	C	-
Current portion of long-term debt			683	E	683
Deferred tax liabilities-current			279	H	279
Notes payable-related party	348		(348)	F	-
Current liability of discontinued operations		126			126
Total current liabilities	3,525	8,353	(2,208)		9,670

Long-term debt, net of current portion			2,730	E	2,730
Deferred tax liabilities- non-current			8,256	B	9,474
			1,497	G
			(279)	H

Common stock subject to conversion	16,896		(16,896)	D	-
Interest on common stock subject to conversion	789		(789)	D	-

Common stock	1	9			10
Additional paid-in capital	67,174	1,041	433	C	73,327
			2,473	B
			(1,050)	B
			3,256	D
Retained earnings	2,015	12,468			2,015
			(12,468)	B
Total stockholders' equity	$69,190	$13,518	$(7,356)		$75,352

Total liabilities and stockholders' equity	$90,400	$21,871	$(15,045)		$97,226

CLARK HOLDINGS INC.

CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS
(Unaudited)
(In Thousands)

	CHI	CGI			Pro Forma
	52 Weeks Ended	52 Weeks Ended	Pro Forma		52 Weeks Ended
	December 29, 2007	December 29, 2007	Adjustments		December 29, 2007

Gross Revenues	$-	$75,804	$-		$75,804

Freight Expense		(47,032)			(47,032)
Gross Profit		28,772			28,772

Depreciation and Amortization			$(317)	I	(1,730)
			(1,413)	J

Selling, Operating And			(1,656)	I
Administrative Expenses	(1,205)	(21,724)	317	I	(24,268)
Income from Operations	(1,205)	7,048	(3,069)		2,774

Interest Income	3,823	32	(3,824)	L	31
Interest Expense		(38)	(329)	K	(367)

Income before income taxes and adjustments	2,618	7,042	(7,222)		2,438

Loss from Discontinued Operations		(2,044)	2,044	M	-

Income before income taxes	2,618	4,998	(5,178)		2,438

Income Tax Expense	(1,186)	(48)	259	N	(975)

Net Income	$1,432	$4,950	$(4,919)		$1,463

Earnings (Loss) per share:
Basic					0.13
Diluted					0.10

Weighted Average Number of Shares Outstanding:
Basic					11,300
Diluted					14,317

*Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements (amounts in thousands except share data and per share data)

Descriptions of the adjustments included in the unaudited pro forma balance sheet and statements of operations are as follows:

(A)	To record the reclassification of funds held in trust by CHI.

(B)
To record the payment for the Acquisition, the transaction costs and the allocation of the purchase price to the assets acquired and liabilities assumed.  CHI acquired all of the outstanding capital stock for a total consideration of $77,107 (of which $73,176 was paid in cash, $1,458 was paid for acquisition costs and $2,473 was paid by the issuance of 320,276 shares of CHI common stock valued at $7.72 per share, which was the average value at the announcement date), subject to adjustment based upon the amount of Clark's working capital (i) at the time of closing on February 12, 2008, and (ii) as averaged for the 12 month period ended March 31, 2008.  The $73,176 cash allocation to CGI shareholders consists of a $64,876 cash distribution, which included cash for acquisition reimbursement of $154, cash of $495 due to purchase price adjustments and an amount of $8,300 to be held in escrow.

The $1,458 in transaction costs is related to acquisition costs and was paid upon closing.

The $1,472 pro forma adjustment is in respect to the cash on hand as recorded on the balance sheet of Clark as of December 29, 2007, as CHI consented to a distribution to Clark's stockholders of all of Clark's cash on hand at the time of the closing of the transaction.

Adjustments are as follows:

Cash	$73,176
Equity issuance	2,473	(i)
Transaction costs	1,458
	$77,107
Estimated Allocation of Purchase Price:
Accounts receivable, net	$5,717	(ii)
Prepaid expenses and other current assets	1,627	(ii), (v)
Plant, property and equipment	1,394	(ii)
Intangibles and other assets	20,651	(iii)
Goodwill	63,547	(iv)
Accounts payable	(6,015)	(ii)
Accrued expenses and other current liabilities	(1,558)	(ii), (v)
Deferred tax liability	(8,256)	(iv)
	$77,107

*	The purchase price allocation for accounting purposes has not been finalized and is subject to change upon finalization of working capital adjustments and other acquisition related adjustments.

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

To record Public Company costs of $1,656 for 2007.

(J)
To record adjustment to reflect the amortization of customer relationships (for 2007 - $1,132), which are recorded using the weighted average expected life of 12 years.  To record adjustment to reflect amortization of non-compete agreements (for 2007 - $281), which are recorded using the straight-line method over the term of the agreements (approximately 6 years).

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

EXHIBIT TO FINANCIAL STATEMENTS

Financial Statements of Clark Holdings Inc. [formerly Global Logistics Acquisition Corporation] for the six week period ended February 11, 2008 and the year ended December 31, 2007

Report of Independent Registered Public Accounting Firm-Current Year

Current Year Financial Statements and Footnotes for the six weeks ended February 11, 2008

Report of Independent Registered Public Accounting Firm Prior Year

Prior Year Financial Statements and Footnotes for the year ended December 31, 2007

Unaudited Pro Forma Condensed Combined Financial Statements

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Clark Holdings, Inc. (formerly Global Logistics Acquisition Corporation):

We have audited the accompanying balance sheet of Clark Holdings, Inc. (formerly Global Logistics Acquisition Corporation)(the “Company”) as of February 11, 2008, and the related statements of operations, stockholders’ equity, and cash flows for the period from January 1, 2008 to February 11, 2008, and for the period from September 1, 2005 (date of inception) through February 11, 2008. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clark Holdings, Inc. (formerly Global Logistics Acquisition Corporation) as of February 11, 2008, and the results of their operations and their cash flows for the period from January 1, 2008 to February 11, 2008, and for the period from September 1, 2005 (date of inception) through February 11, 2008, in conformity with accounting principles generally accepted in the United States of America.

As disclosed in notes A and J to the financial statements, the Company consummated a business acquisition in 2008.

/s/ ParenteBeard LLC
Philadelphia, Pennsylvania
May 7, 2010

CLARK HOLDINGS INC. (formerly
GLOBAL LOGISTICS ACQUISITION CORPORATION)
(a development stage company)

Balance Sheets

	February 11, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$113,401	$132,696
Prepaid expenses	5,083	5,083
Prepaid taxes	153,722	153,722
Total Current Assets	272,206	291,501
Investments in marketable securities held in trust account	88,654,514	88,423,218
Deferred acquisition costs	897,767	873,736
Deferred tax asset	811,000	811,000
TOTAL ASSETS	$90,635,487	$90,399,455
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$583,333	$537,238
Deferred underwriting fees	2,640,000	2,640,000
Notes payable and accrued interest - related parties	475,000	347,508
Total Current Liabilities	3,698,333	3,524,746

COMMITMENTS AND CONTINGENCIES
Common stock, subject to possible conversion 2,199,999 shares	16,895,992	16,895,992
Interest attributable to common stock, subject to possible
conversion (net of taxes of $682,342 and $658,163, respectively)	818,326	789,150

STOCKHOLDERS EQUITY
Preferred stock - $.0001 par value; 1,000,000 shares authorized;
none issues and outstanding	-	-
Common stock - $.0001 par value; 400,000,000 shares authorized;
13,500,000 issued and outstanding (including 2,199,999 subject
to conversion	1,350	1,350
Additional paid-in capital	67,174,073	67,174,073
Retained earnings accumulated during the development stage	2,047,413	2,014,144
Total Stockholders' Equity	69,222,836	69,189,567
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$90,635,487	$90,399,455

See notes to financial statements

CLARK HOLDINGS INC. (formerly
GLOBAL LOGISTICS ACQUISITION CORPORATION)
(a development stage company)
Statements of Operations

			September 1, 2005
	January 1, 2008	January 1, 2007	(Date of Inception)
	through	through	through
	February 11, 2008	December 31, 2007	February 11, 2008

Formation costs	$-	$-	$(1,000)
Operating costs	(152,577)	(1,205,946)	(2,289,836)
Loss from operations	(152,577)	(1,205,946)	(2,290,836)

Other income
Interest income - trust	266,777	3,819,459	7,503,349
Interest income - other	-	4,331	27,798

Income before provision for income taxes	114,200	2,617,844	5,240,311
Provision for income taxes	51,755	1,186,319	2,374,572
Net income	$62,445	$1,431,525	$2,865,739
Maximum number of shares subject to possible
coversion:
Weighted average number of shares	2,199,999	2,199,999
Income per share amount (basic and diluted)	$0.01	$0.19

Weighted average number of shares outstanding
not subject to possible conversion:
Basic	11,300,001	11,300,001
Diluted	14,310,310	14,310,310
Net income per share amount
Basic	$-	$0.09
Diluted	$-	0.07

See notes to financial statements

CLARK HOLDINGS INC. (formerly
GLOBAL LOGISTICS ACQUISITION CORPORATION)
(a development stage company)

Statement of Changes in Stockholders' Equity
For the period September 1, 2005 (Date of Inception) through February 11, 2008

				Retained
				Earnings
				(Deficit)
				Accumulated
			Additional	During the
			Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance - September 1, 2005 (date of inception)
Shares issued to Founders on September 22, 2005	2,500,000	$250	$750		$1,000
Net loss for the period ended December 31, 2005				$(1,000)	$(1,000)
Balance - December 31, 2005	2,500,000	$250	$750	$(1,000)	-
Sale of 11,000,000 units, net of underwriter's discount and offering expenses (including 2,199,999 shares subject to possible conversion)	11,000,000	$1,100	$80,996,315	-	$80,997,415
Proceeds subject to possible conversion of 2,199,999 shares			(16,895,992)		(16,895,992)
Proceeds from sale of warrants to Founders			2,500,000		2,500,000
Accretion of trust fund relating to common stock subject to possible conversion for the year ended December 31, 2006 (net of taxes of $313,349)				$(370,074)	$(370,074)
Net income for the year ended December 31, 2006				1,372,769	1,372,769
Balance - December 31, 2006	13,500,000	$1,350	$66,601,073	$1,001,695	$67,604,118
Capital contributed in the form of shares transferred by principal stockholders			$573,000		$573,000
Accretion of trust fund relating to common stock subject to possible conversion for the year ended December 31, 2007 (net of taxes of $344,814)				(419,076)	(419,076)
Net income for the year ended December 31, 2007				1,431,525	1,431,525

Balance - December 31, 2007	13,500,000	$1,350	$67,174,073	$2,014,144	$69,189,567
Accretion of trust fund relating to common stock subject to possible conversion for the year ended February 11, 2008 (net of taxes of $24,179)				$(29,176)	$(29,176)
Net income for the period ended February 11, 2008				62,445	62,445

Balance - February 11, 2008	13,500,000	$1,350	$67,174,073	$2,047,413	$69,222,836

See notes to financial statements

CLARK HOLDINGS INC. (formerly
GLOBAL LOGISTICS ACQUISITION CORPORATION)
(a development stage company)

Statements of Cash Flows

			September 1, 2005
	January 1, 2008	January 1, 2007	(Date of Inception)
	through	through	through
	February 11, 2008	December 31, 2007	February 11, 2008

Cash Flows from Operating Activities:
Net Income	$62,445	$1,431,525	$2,865,739
Adjustments to reconcile net income to net cash provided by operating activities:
Non-Cash Compensation	-	573,000	573,000
Deferred Tax Benefit	-	(383,000)	(811,000)
Forgiveness of Related Party Debt	-	(10,000)	(10,000)
Changes in:			-
Miscellaneous Receivable			-
Prepaid Expenses	-	51,106	(5,083)
Prepaid Taxes	-	(153,722)	(153,722)
Accounts Payable - Related Party	-	-	-
Accrued Expenses - Other	46,095	270,556	600,841

Net Cash provided by operating activities	108,540	1,779,465	3,059,775

Cash Flows from Investing Activities:
Deferred acquisition cost	(24,031)	(873,736)	(897,767)
Principal deposited into Trust Account	-	-	(84,480,000)
Purchase of investments in a Fund	(231,296)	(3,819,459)	(7,467,868)
Redemption of investment in a Fund	-	1,738,754	3,293,354

Net Cash used in investing activities	(255,327)	(2,954,441)	(89,552,281)

Cash Flows from Financing Activities:
Proceeds from note payable to related parties	127,492	340,000	767,492
Repayment of note payable to related parties	-	-	(300,000)
Proceeds from sale of shares to Founders	-	-	1,000
Proceeeds from public offering	-	-	88,000,000
Costs of offering	-	-	(4,362,585)
Proceeds from sale of warrants to Founders	-	-	2,500,000
			-
Net Cash provided by financing activities	127,492	340,000	86,605,907

Net (decrease) increase in Cash and Cash Equivalents	(19,295)	(834,976)	113,401
Cash and Cash Equivalents - beginning of period	132,696	967,672	-

Cash and Cash Equivalents - end of period	$113,401	$132,696	$113,401

Supplemental non-cash activity:
Accrual of deferred underwriter fees		-	2,640,000
Accretion of Trust income relating to common stock subject to possible conversion	29,176	419,076	789,150
Cash paid during the period
Income taxes		1,732,334	3,287,539

See notes to financial statements

CLARK HOLDINSGS INC. (formerly
GLOBAL LOGISTICS ACQUISITION CORPORATION)
 (a development stage company)
Notes to Financial Statements

NOTE A - ORGANIZATION AND BUSINESS OPERATIONS

Clark Holdings, Inc. (formerly Global Logistics Acquisition Corporation) (the “Company”) was incorporated in Delaware on September 1, 2005. The Company was formed to serve as a vehicle for the acquisition of one or more operating businesses in the transportation and logistics sector and related industries through a merger, capital stock exchange, asset acquisition or other similar business combination. All activity from September 1, 2005 through February 21, 2006 (the date the Company completed the Offering (defined below)) related to the Company’s formation and the Offering as described below. Since February 21, 2006, the Company has been searching for a target business to acquire. In February 2008, the Company completed the acquisition of The Clark Group Inc. (“Clark”).   The Company has not generated any revenue to date other than interest income earned on the proceeds of the Offering. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s initial public offering (‘‘Offering’’) of 10,000,000 units, each consisting of one share of common stock, par value $.0001 (‘‘Shares’’), and one redeemable common stock purchase warrant (‘‘Warrants’’) exercisable for an additional Share, was declared effective on February 15, 2006. The Company consummated the Offering on February 21, 2006. In addition, the underwriters exercised their over-allotment option for an additional 1,000,000 units, which units were issued on March 1, 2006. In total, the Company recorded net proceeds of approximately $80,997,000 after deducting underwriting discounts and commissions (including $2,640,000 of deferred underwriting discounts and commissions) and offering expenses. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating an initial business combination with (or acquisition of) one or more operating businesses in the transportation and logistics sector and related industries (‘‘Business Combination’’). The operating business or businesses that the Company acquires in such Business Combination must have, individually or collectively, a fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of $2,640,000) at the time of such acquisition. At February 11, 2008 and December 31, 2007, $88,65450 and $88,423,218, respectively ($2,640,000 of which consists of deferred underwriting discounts and commissions) of the net proceeds inclusive of interest earned subject to unpaid taxes is being held in such trust account (‘‘Trust Account’’) and is invested in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a registered credit rating agency at the time of the acquisition until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Cash and Cash Equivalents:
Cash equivalents consist of investments in one or more money market funds.

[2] Fair value of financial instruments:
The carrying amounts of the Company’s investments held in the Trust Account are measured at fair value in the accompanying balance sheets.

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

b)
The Company’s statement of operations includes a presentation of earning per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share. Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest income attributable to common shares subject to conversion ($29,176 and $419,076 for the 6 week period ending February 11, 2008 and the twelve months ended December 31, 2007, respectively) by the weighted average number of shares subject to possible conversion. Basic and diluted net income per share amount for the shares outstanding not subject to possible conversion is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to conversion by the weighted average number of shares not subject to possible conversion.

At February 11, 2008 and December 31, 2007, the Company had outstanding warrants to purchase 13,272,727 shares of common stock.

The weighted average number of shares used in the basic and diluted net income per share for shares outstanding not subject to possible conversion for the 6 week period ended February 11, 2008 and the twelve months ended December 31, 2007 are as follows:

	6 Weeks Ended	Year Ended
	February 11,	December 31,
	2008	2007
Weighted Average number of shares
outstanding as used in computation of basic
income per share	11,300,001	11,300,001
Effect of diluted securities –warrants	3,010,309	3,010,309
Shares used in computation of diluted income
per share	14,310,310	14,310,310

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

[6] Adoption of New Accounting Pronouncement:
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not impact the Company’s financial position, results of operations or cash flows for the twelve months ended December 31, 2007. There were no material unrecognized tax benefits, expected changes to unrecognized tax benefits or interests and penalties for the six week period ended February 11, 2008 or for the twelve months ended December 31, 2007. The Company’s accounting policy for recognition of interest and penalties related to income taxes is to include such items as a component of income tax expense. All tax years since the Company’s inception (September 1, 2005), as filed or yet to be filed, are open to examination by the appropriate tax authorities.

Through the closing of its business combination with Clark, the Company was a development stage special purpose acquisition company.  The Company has taken a position that all start-up costs are amortizable, but deferred until after the Company completes a business combination as described in the Company’s charter.  The Company believes this is a conservative position.  Though the completion of the business combination with Clark, the Company’s only income was interest income from investments in the Company’s trust account, which invested principally in money market funds and short-term securities issued by and/or guaranteed by the United States government.  The Company’s office and investment decisions are made in New York City.  Therefore, the Company is filing New York State and New York City tax returns.  There is no nexus to any state other than New York.  There were no material unrecognized tax benefits, expected changes to unrecognized tax benefits or interests and penalties for the six week period ended February 11, 2008 or for the twelve months ended December 31, 2007. The Company’s accounting policy for recognition of interest and penalties related to income taxes is to include such items as a component of income tax expense. All tax years since our inception (September 1, 2005), as filed or yet to be filed, are open to examination by the appropriate tax authorities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) to eliminate the diversity in practice that exists due to the different definitions of fair value. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. SFAS No. 157 states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. As such, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 is effective for the six week period ending February 11, 2008. In February 2008, the FASB issued FASB Staff Position (FSP FAS 157-2-Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 effective January 1, 2008. (Note D)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 59”). This standard amends SFAS No. 115, “Accounting for Certain Investment in Debt and Equity Securities”, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS No. 159 is effective for the Company as of January 1, 2008.  The Company elected not to expand the use of fair value under this guidance.

[7] New Accounting Pronouncements:
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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS160”). SFAS 160 established new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. The Company is evaluating the impact the adopting of SFA No. 160 will have on the financial statements.

NOTE C - INITIAL PUBLIC OFFERING

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

NOTE D – FAIR VALUE MEASUREMENTS

The Company holds investments in one or more money market funds which invest principally in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized rating agency at the time of acquisition, which are carried at fair value.

SFAS No. 157, “Fair Value Measurements and Disclosure” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. SFAS No. 157 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels are described below:

Level 1:  Unadjusted quoted prices in active markets for identical assets or liabilities that is accessible by the Company;

Level 2:  Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3:  Unobservable inputs for the asset or liability including significant assumptions of the Company and other market participants.

The following tables present our assets that are measured at fair value as of February 11, 2008 and are categorized using the fair value hierarchy.

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2/11/2008	(Level 1)	(Level 2)	(Level 3)
Investments in marketable secruities held in Trust Account	$88,654,514	$88,654,514	-
	$88,654,514	$88,654,514	-	$-

NOTE E - DEFFERED ACQUISITION COSTS

As of February 11, 2008 and December 31, 2007, the Company has accumulated approximately$898,000 and  $874,000 in deferred costs related to the proposed Business Combination with The Clark Group, Inc. (Note K). These costs will be capitalized contingent upon the completion of the Business Combination following the required approval by the Company’s stockholders and the fulfillment of certain other conditions. If the acquisition is not completed, these costs will be recorded as an expense. Deferred acquisition costs consist primarily of approximately $395,000 for legal services, $150,000 for accounting and due diligence services, $100,000 for fairness opinion services, $182,000 for other consulting and accounting services, and approximately $95,000 in due diligence expenses directly associated with the negotiation and execution of the Stock Purchase Agreement with The Clark Group (see Note I).

NOTE F - RELATED PARTY TRANSACTIONS

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

Commencing on February 21, 2006, the Company has agreed to pay Blue Line Advisors, Inc. $7,500 per month for office space and administrative support services.  For the 6 weeks ended February 11, 2008, and the twelve months ended December 31, 2007 the Company incurred $15,000 and $90,000 respectively, for the space and services. This arrangement was terminated at the end of February 2008 in conjunction with the Acquisition.

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

On January 30, 2008, certain directors of the Company   loaned the Company an additional $127,492 to fund expenses in excess of those paid from the non-trust account funds.  The notes are evidenced by promissory notes that bear interest at 10% per annum and are non-recourse against the trust account.  These notes were also repaid on February 13, 2008 in conjunction with the closing of the business combination with Clark.

NOTE G - COMMITMENT AND CONTINGENCIES

In connection with the Offering, the Company agreed to pay underwriting discounts and commissions equal to 7.0% of the gross offering proceeds of the Offering. The underwriters agreed to defer the collection of a portion of these underwriting discounts and commissions totaling 3.0% of the gross offering proceeds and have placed the deferred portion of these fees into the Company’s Trust Account. Such fees will be paid only upon completion of a Business Combination. Accordingly, at February 11, 2008 and  December 31, 2007, the Company has accrued deferred underwriting discounts and commissions of $2,640,000. The underwriters have agreed to waive any deferred underwriting discounts and commissions with respect to any shares public stockholders have elected to convert into cash pursuant to conversion rights discussed in Note C.

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

NOTE H - INCOME TAXES

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred income tax asset of $811,000 for the tax effect of temporary differences, aggregating $1,801,415 at February 11, 2008 and December 31, 2007. Such temporary differences relate to start up costs and organization costs of $1,800,415 and $1,000, respectively.

The Company files federal and state income tax returns and is subject to federal and state income tax examinations for 2005, 2006, 2007, and 2008.

The current and deferred components of income taxes are comprised of the following:

			September 1, 2005
	6 Weeks Ended	Year	(Date of Inception)
	February 11,	December 31,	through
	2008	2007	February 11, 2008
Current Income Tax Provision
Federal	$43,517	$997,492	$2,007,476
State and Local	24,947	571,827	1,194,803
Total Current Income tax Provision	$68,464	$1,569,319	$3,202,279
Deferred Income Tax Provision (Benefit)
Federal	(10,863)	(249,000)	(520,863)
State and Local	(5,846)	(134,000)	(306,846)
Total Deferred Income Tax (Benefit)	(16,709)	(383,000)	(827,709)
Total Provision for Income Taxes	$51,755	$1,186,319	$2,374,570

Reconciliation of effective tax rate is as follows:

			September 1, 2005
			(Date of Inception)
	6 Weeks Ended	Year Ended	Through
	February 11, 2008	December 31, 2007	February 11, 2008

Federal Statutory Rate	34.00%	34.00%	34.00%
State and local income taxes net of federal income tax benefit	11.30%	11.30%	11.30%
Effective Tax Rate	45.30%	45.30%	45.30%

The source of deferred tax assets as of February 11, 2008 and  December 31, 2007 are as follows:

	February 11, 2008	December 31, 2007
Organization Costs	500	500
Operating Costs during Development Stage	810,500	810,500
Total Non-Current Deferred Tax Assets	$811,000	$811,000
Valuation Allowance	-	-
Net Deferred Tax Assets	$811,000	$811,000

NOTE I – Summarized Quarterly Financial Information (Unaudited)
Summarized quarterly financial information fiscal information for fiscal 2007 and 2006 are as follows;

	Quarters Ended,
	March 31 2007	June 30 2007	September 30 2007	December 31 2007
Operating expenses	$886,800	$137,059	$81,935	$100,152
Other income (1)	1,043,373	1,045,846	934,853	799,718
Provision for income taxes	349,596	404,815	368,054	63,854
Net income/(Loss)	(193,023)	507,972	484,864	631,712
Maximum number of shares subject to possible conversion:
Weighted average number of shares	2,199,999	2,199,999	2,199,999	2,199,999
Income per share amount (basic and diluted)	$0.05	$0.05	$0.05	$0.04
Weighted average number of shares outstanding
not subject to possible conversion:
Basic	11,300,001	11,300,001	11,300,001	11,300,001
Diluted	11,300,001	14,317,233	14,323,727	14,394,338
Net income per share amount:
Basic	$(0.03)	$0.03	$0.03	$0.05
Diluted	(0.03)	0.03	0.03	0.04

	Quarters Ended,
	March 31 2006	June 30 2006	September 30 2006	December 31 2006
Operating expenses	$160,377	$212,292	$229,172	$329,472
Other income (1)	373,279	959,012	1,048,151	1,060,138
Provision for income taxes	83,000	351,076	372,188	330,234
Net income/(Loss)	129,902	395,644	446,791	400,432
Maximum number of shares subject to possible conversion:
Weighted average number of shares	935,555	2,199,999	2,199,999	2,199,999
Income per share amount (basic and diluted)	$0.04	$0.05	$0.05	$0.05
Weighted average number of shares outstanding
not subject to possible conversion:
Basic	6,242,223	11,300,001	11,300,001	11,300,001
Diluted	7,308,666	13,907,025	13,875,306	13,508,761
Net income per share amount:
Basic	$0.01	$0.03	$0.03	$0.03
Diluted	0.01	0.02	0.02	0.02

(1) Other income represents interest earned on funds held in trust.

NOTE J – Subsequent events

The Company entered into a Stock Purchase Agreement (‘‘SPA’’) with The Clark Group Inc. (‘‘Clark’’) and Clark’s stockholders on May 18, 2007. Clark is a provider of mission-critical supply chain solutions to the print media industry.

On February 12, 2008, the Company consummated its acquisition as contemplated by the Stock Purchase Agreement, dated May 18, 2007 and amended on November1, 2007 (“Acquisition Agreement”), by and among the Company, Clark and the stockholders of Clark (“Acquisition”). At the closing of the Acquisition, the Company purchased all of the issued and outstanding capital stock of Clark for a total consideration of $75,000,000 (of which $72,527,472.53 was paid in cash and $2,472,527.47 was paid by the issuance of 320,276 shares of the Company’s common stock valued at $7.72 per share). In connection with the closing of the Acquisition, the Company changed its name from Global Logistics Acquisition Corporation to Clark Holdings, Inc.

At the closing of the Acquisition, an escrow agreement (“Escrow Agreement”) was entered into providing for (i) $7,500,000 as a fund for the payment of indemnification claims that may be made by the Company as a result of any breaches of Clark’s covenants, representations and warranties in the Acquisition Agreement (“Indemnification Escrow”), (ii) $500,000 as a fund to pay the Company the amount, if any, by which the average of the working capital on the last day of the month for the twelve months ending March 31, 2008 is higher (less negative)than negative $1,588,462, and (iii) $300,000 as a fund to reimburse Clark and the Company for costs incurred in connection with discontinuing certain of Clark’s present operations in the United Kingdom.

Holders of 1,802,983 shares of our common stock voted against the Acquisition and elected to convert or have converted their shares into a pro rata portion of the trust account (approximately $8.06 per share or an aggregate of $14,536,911). After giving effect to (i) the issuance of shares in connection with the Acquisition and (ii) the conversion of shares, there are currently 12,017,293 shares of common stock outstanding. In addition, the founders have placed 1,173,438 shares of common stock into escrow pending the attainment of a specified market price.

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

UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

The following unaudited pro forma condensed combined balance sheet combines the historical balance sheet of the Company and that of Clark as of February 11, 2008, giving effect to the transactions described in the stock purchase agreement as if they had occurred on February 11, 2008. The unaudited pro forma condensed combined statement of operations combine the historical statement of operations for the Company and Clark for the six weeks ended February 11, 2008 giving effect to the acquisition as if it had occurred as of the beginning of the fiscal year.

Under the purchase method of accounting, the preliminary purchase price has been allocated to the net tangible and intangible assets acquired and liabilities assumed, based upon preliminary estimates, which assume that historical cost approximates fair value of the assets and liabilities of Clark. As such management estimates that a substantial portion of the excess purchase price will be allocated to non-amortizable intangible assets. These estimates are subject ot change upon the finalization of the valuation of certain assets and liabilities and may be adjusted in accordance with the provisions of Statements of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations.

The pro forma adjustments are preliminary, and the unaudited pro forma information is not necessarily indicative of the financial position or results of operations that may have actually occurred had the acquisition taken place on the dates noted, or our future financial position or operating results.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

AT FEBRUARY 11, 2008

(ALL AMOUNTS IN THOUSANDS)

ASSETS
CURRENT ASSETS:
Cash and equivalents	12,341
Accounts receivable	5,717
Other receivables	345
Prepaid expenses	1,053
Current assets of discontinued operations	388
Total current assets	19,844

Deferred tax assets-non-current	811

PROPERTY AND EQUIPMENT, net of accumulated depreciation	1,394

Intangible assets	20,651
Goodwill	63,029

Total assets	105,729

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	6,015
Accrued expenses and other payables	2,001
Accrued stock conversion	14,429
Current liabilities of discontinued operations	132
Total current liabilities	22,577

Deferred tax liabilities-non-current	7,738
-
STOCKHOLDERS' EQUITY	-
Preferred stock-$.0001 par value; 1,000,000 shares authorized;none issues	-
and outstanding	-
Common stock-$.0001 par value; 400,000,000 shares authorized;	1
13,500,000 issued and outstanding	-
Additional paid-in capital	73,336
Retained Earnings	2,077
Total stockholders' equity	75,414
Total liabilities and stockholders' equity	105,729

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE 6 WEEK PERIOD ENDED FEBRUARY 11, 2008
ALL AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA

6 Weeks Ended
Feb 11, 2008

Gross revenues	8,394
Freight expense	(5,149)

Depreciation and amortization	(182)

Selling, operating and
administrative expenses	(2,538)
Income (loss) from operations	525

Interest income	40
Interest income-other	-
Interest expense	(2)
Income (loss) before income taxes	563

Provision for Income Taxes	(225)

Net income (loss)	338

Weighted average number of shares outstanding:
Basic	10,844
Diluted	13,825

Net ( loss ) income per share:
Basic	$0.03
Diluted	$0.02

Report of Independent Registered Public Accounting Firm for Previous Year

Board of Directors and Stockholders
Clark Holdings Inc. (formerly Global Logistics Acquisition Corporation)

We have audited the accompanying balance sheets of Clark Holdings, Inc. (formerly Global Logistics Acquisition Corporation (a development stage company)) (the ‘‘Company’’) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006, for the period from September 1, 2005 (date of inception) through December 31, 2005, and the cumulative amounts for the period from September 1, 2005 (date of inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clark Holdings Inc. (formerly Global Logistics Acquisition Corporation) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, for the period from September 1, 2005 (date of inception) through December 31, 2005, and the cumulative amounts for the period from September 1, 2005 (date of inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes A and K to the financial statements, the Company consummated a business acquisition in 2008.

/s/ Eisner LLP

Eisner LLP
New York, New York

March 31, 2008

CLARK HOLDINGS, INC. (formerly
GLOBAL LOGISTICS ACQUISITION CORPORATION)
(a development stage company)

Balance Sheets

	December 31, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$132,696	$967,672
Prepaid Expenses	5,083	56,189
Prepaid Taxes	153,722	-
Total Current Assets	291,501	1,023,861
Investments in marketable securities held in Trust Account	88,423,218	86,342,513
Deferred Acquisition Costs	873,736	-
Deferred Tax Asset	811,000	428,000
TOTAL ASSETS	$90,399,455	$87,794,374
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued Expense- Related Party	$-	$10,000
Accrued Expenses - Other	537,238	274,190
Deferred Underwriting Fees	2,640,000	2,640,000
Notes Payable and Accrued Interest - Related Party	347,508	-
Total Current Liabilities	3,524,746	$2,924,190

COMMITMENTS AND CONTINGENCIES (Note G)
Common stock, subject to possible conversion 2,199,999 shares	16,895,992	16,895,992
Interest attributable to common stock, subject to possible
conversion (net of taxes of $658,163 and $313,349, respectively)	789,150	370,074

STOCKHOLDERS EQUITY
Preferred stock - $.0001 par value; 1,000,000 shares authorized;
none issues and outstanding	-	-
Common stock - $.0001 par value; 400,000,000 shares authorized;
13,500,000 issued and outstanding (including 2,199,999 subject
to conversion	1,350	1,350
Additional paid-in capital	67,174,073	66,601,073
Retained earnings accumulated during the development stage	2,014,144	1,001,695
Total Stockholders' Equity	69,189,567	67,604,118
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$90,399,455	$87,794,374

See notes to financial statements

CLARK HOLDINGS, INC. (formerly
GLOBAL LOGISTICS ACQUISITION CORPORATION)
(a development stage company)
Statements of Operations

			September 1, 2005	September 1, 2005
	January 1, 2007	January 1, 2006	(Date of Inception)	(Date of Inception)
	through	through	through	through
	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2007

Formation Costs	$-	$-	$(1,000)	$(1,000)
Operating Costs	(1,205,946)	(931,313)	-	(2,137,259)
Loss from Operations	(1,205,946)	(931,313)	(1,000)	(2,138,259)

Other Income
Interest Income - Trust	3,819,459	3,417,113	-	7,236,572
Interest Income - Other	4,331	23,467	-	27,798

Income Before Provision for Income Taxes	2,617,844	2,509,267	(1,000)	5,126,111
Provision (Benefit) for Income Taxes	1,186,319	1,136,498	-	2,322,817
Net Income (Loss)	$1,431,525	$1,372,769	$(1,000)	$2,803,294
Maximum number of shares subject to possible
coversion:
Weighted Average number of shares	2,199,999	1,888,218
Income per share amount (basic and diluted)	$0.19	$0.20
Weighted Average Number of Shares Outstanding
not Subject to Possible Conversion:
Basic	11,300,001	10,052,878	2,500,000
Diluted	14,310,310	12,261,638	2,000,000
Net Income per share amount
Basic	$0.09	$0.10	$(0.00)
Diluted	0.07	0.08	(0.00)

See notes to financial statements

CLARK HOLDINGS, INC. (formerly
GLOBAL LOGISTICS ACQUISITION CORPORATION)
(a development stage company)

Statement of Changes in Common Stockholders' Equity
For the period September 1, 2005 (Date of Inception) through December 31, 2007

				Retained
				Earnings
				(Deficit)
				Accumulated
			Additional	During the
			Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance - September 1, 2005 (date of
inception)
Shares issued to Founders on September 22,	2,500,000	$250	$750		$1,000
2005
Net loss for the period ended December 31,
2005				$(1,000)	$(1,000)
Balance - December 31, 2005	2,500,000	$250	$750	$(1,000)	-
Sale of 11,000,000 units, net of
underwriter's discount and offering
expenses (including 2,199,999 shares
subject to possible conversion)	11,000,000	$1,100	$80,996,315	-	$80,997,415
Proceeds subject to possible conversion
of 2,199,999 shares			(16,895,992)		(16,895,992)
Proceeds from Sale of Warrants to Founders			2,500,000		2,500,000
Accretion of trust fund relating to common
stock subject to possible conversion for
the year ended December 31, 2006
(net of taxes of $313,349)				$(370,074)	$(370,074)
Net Income for the year ended
December 31, 2006				1,372,769	1,372,769
Balance - December 31, 2006	13,500,000	$1,350	$66,601,073	$1,001,695	$67,604,118
Capital contributed in the form of shares
transferred by Principal stockholders			$573,000		$573,000
Accretion of trust fund relating to
common stock subject to possible
conversion for the year ended
December 31, 2007 (net of taxes of
$344,814)				(419,076)	(419,076)
Net Income for the year ended
December 31, 2007				1,431,525	1,431,525
Balance - December 31, 2007
(unaudited)	13,500,000	$1,350	$67,174,073	$2,014,144	$69,189,567

See notes to financial statements

CLARK HOLDINGS, INC. (formerly
GLOBAL LOGISTICS ACQUISITION CORPORATION
(a development stage company)

Statements of Cash Flows

			September 1, 2005	September 1, 2005
	January 1, 2007	January 1, 2006	(Date of Inception)	(Date of Inception)
	through	through	through	through
	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2007

Cash Flows from Operating Activities:
Net Income	$1,431,525	$1,372,769	$(1,000)	$2,803,294
Adjustments to reconcile net income to net cash
provided by operating activities:
Non-Cash Compensation	573,000		-	573,000
Deferred Tax Benefit	(383,000)	(428,000)	-	(811,000)
Forgiveness of Related Party Debt	(10,000)	-	-	(10,000)
Changes in:				-
Miscellaneous Receivable		19,000	(19,000)	-
Prepaid Expenses	51,106	(56,189)	-	(5,083)
Prepaid Taxes	(153,722)	-	-	(153,722)
Accounts Payable - Related Party	-	(50,000)	50,000	-
Accrued Expenses - Other	270,556	283,190	1,000	554,746

Net Cash provided by operating activities	1,779,465	1,140,770	31,000	2,951,235

Cash Flows from Investing Activities:
Deferred acquisition cost	(873,736)	-	-	(873,736)
Principal deposited into Trust Account	-	(84,480,000)	-	(84,480,000)
Purchase of investments in a Fund	(3,819,459)	(3,417,113)	-	(7,236,572)
Redemption of investment in a Fund	1,738,754	1,554,600	-	3,293,354

Net Cash used in investing activities	(2,954,441)	(86,342,513)	-	(89,296,954)

Cash Flows from Financing Activities:
Proceeds from note payable to related parties	340,000	-	300,000	640,000
Repayment of note payable to related parties	-	(300,000)	-	(300,000)
Proceeds from sale of shares to Founders	-	-	1,000	1,000
Proceeeds from public offering	-	88,000,000	-	88,000,000
Costs of offering	-	(4,124,128)	(238,457)	(4,362,585)
Proceeds from sale of warrants to Founders	-	2,500,000	-	2,500,000
				-
Net Cash provided by financing activities	340,000	86,075,872	62,543	86,478,415

Net (decrease) increase in Cash and Cash Equivalents	(834,976)	874,129	93,543	132,696
Cash and Cash Equivalents - beginning of period	967,672	93,543	-	-

Cash and Cash Equivalents - end of period	$132,696	$967,672	$93,543	$132,696

Supplemental non-cash activity:
Accrual of deferred underwriter fees	-	2,640,000	-	2,640,000
Accretion of Trust income relating to common stock
subject to possible conversion	419,076	370,074	-	789,150
Cash paid during the period
Income taxes	1,732,334	1,555,205	-	3,287,539

See notes to financial statements

GLOBAL LOGISTICS ACQUISITION CORPORATION
 (a development stage company)
Notes to Financial Statements
December 31, 2007

NOTE A - ORGANIZATION AND BUSINESS OPERATIONS

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

Liquidity - As discussed above and in Note K to the financial statements, the Company consummated a business acquisition in February 2008.  The Company’s ability to meet post acquisition expected short-term and long-term operating needs, satisfy working capital requirements, if any, and make payments on amounts outstanding under the Company’s new line of credit will depend on the Company’s ability to generate cash from operations.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The weighted average number of shares used in the basic and diluted net income per share for shares outstanding not subject to possible conversion for the twelve months ended December 31, 2007 and 2006 are as follows:

	Year Ended
	December 31,	December 31,
	2007	2006
Weighted Average number of shares
outstanding as used in computation of basic
income per share	11,300,001	10,052,878
Effect of diluted securities –warrants	3,010,309	2,208,760
Shares used in computation of diluted income
Per share	14,310,310	12,261,638

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

[7] New Accounting Pronouncements:
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) to eliminate the diversity in practice that exists due to the different definitions of fair value. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. SFAS No. 157 states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. As such, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP FAS 157-2-Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is evaluating the impact the adoption of SFAS No. 157 will have on the financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 59”). This standard amends SFAS No. 115, “Accounting for Certain Investment in Debt and Equity Securities”, with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact the adoption of SFAS No. 159 will have on the financial statements.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (SAB 110”) to permit entities, under certain circumstances to continue to use the “simplified” method, in developing estimates of expected term of “plain-vanilla” share options in accordance with Statement No. 123R Share-Based Payment. SAB 110 amended SAB 107 to permit the use of the “simplified” method beyond December 31, 2007. The Company is evaluating the impact the adoption of SAB 100 will have on the financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS160”). SFAS 160 established new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and early adoption is prohibited. The Company is evaluating the impact of the adoption of SFA No. 160 will have on the financial statements.

NOTE C - INITIAL PUBLIC OFFERING

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

NOTE D - INVESTMENTS HELD IN THE TRUST ACCOUNT

The Company holds investments in one or more money market funds which invest principally in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized rating agency at the time of acquisition, which are carried at market value.

NOTE E - DEFFERED ACQUISITION COSTS

As of December 31, 2007, the Company has accumulated approximately $874,000 in deferred costs related to the proposed Business Combination with The Clark Group, Inc. (Note K). These costs will be capitalized contingent upon the completion of the Business Combination following the required approval by the Company’s stockholders and the fulfillment of certain other conditions. If the acquisition is not completed, these costs will be recorded as an expense. Deferred acquisition costs consist primarily of approximately $395,000 for legal services, $126,000 for accounting and due diligence services, $100,000 for fairness opinion services, $158,000 for other consulting and accounting services, and approximately $95,000 in due diligence expenses directly associated with the negotiation and execution of the Stock Purchase Agreement with The Clark Group (see Note I).

NOTE F - RELATED PARTY TRANSACTIONS

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

NOTE G - COMMITMENT AND CONTINGENCIES

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

NOTE H - INCOME TAXES

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

The Company files federal and state income tax returns and is subject to federal and state income tax examinations for 2005, 2006, and 2007.

The current and deferred components of income taxes are comprised of the following:

	September 1, 2005
	(Date of Inception)	Year Ended
	through	December 31,	December 31,
	December 31, 2005	2006	2007
Current Income Tax Provision
Federal	-	966,467	997,492
State and Local	-	598,029	571,827
Total Current Income tax Provision	$-	$1,564,496	$1,569,319
Deferred Income Tax Provision (Benefit)
Federal	-	(261,000)	(249,000)
State and Local	-	(167,000)	(134,000)
Total Deferred Income Tax (Benefit)	-	(428,000)	(383,000)
Total Provision for Income Taxes	$-	$1,136,496	$1,186,319

The source of deferred tax assets as of December 31, 2007, and December 31, 2006, are as follows:

		December 31,	December 31,
		2006	2007
Organization Costs		500	500
Operating Costs during Development Stage		427,500	810,500
Total Non-Current Deferred Tax Assets		$428,000	$811,000
Valuation Allowance		-	-
Net Deferred Tax Assets		$428,000	$811,000

	September 1, 2005
	(Date of Inception)
	through	Year Ended
Reconciliation of effective tax rate is as follows:	December 31, 2005	December 31, 2006	December 31, 2007

Federal Statutory Rate	0.00%	34.00%	34.00%
State and local income taxes
net of federal income tax benefit	0.00%	11.30%	11.30%
Effective Tax Rate	0.00%	45.30%	45.30%

NOTE I – Summarized Quarterly Financial Information (Unaudited)
Summarized quarterly financial information fiscal information for fiscal 2007 and 2006 are as follows;

	Quarters Ended,
	March 31 2007	June 30 2007	September 30 2007	December 31 2007
Operating expenses	$886,800	$137,059	$81,935	$100,152
Other income (1)	1,043,373	1,045,846	934,853	799,718
Provision for income taxes	349,596	404,815	368,054	63,854
Net income/(Loss)	(193,023)	507,972	484,864	631,712
Maximum number of shares subject to possible conversion:
Weighted average number of shares	2,199,999	2,199,999	2,199,999	2,199,999
Income per share amount (basic and diluted)	$0.05	$0.05	$0.05	$0.04
Weighted average number of shares outstanding
not subject to possible conversion:
Basic	11,300,001	11,300,001	11,300,001	11,300,001
Diluted	11,300,001	14,317,233	14,323,727	14,394,338
Net income per share amount:
Basic	$(0.03)	$0.03	$0.03	$0.05
Diluted	(0.03)	0.03	0.03	0.04

	Quarters Ended,
	March 31 2006	June 30 2006	September 30 2006	December 31 2006
Operating expenses	$160,377	$212,292	$229,172	$329,472
Other income (1)	373,279	959,012	1,048,151	1,060,138
Provision for income taxes	83,000	351,076	372,188	330,234
Net income/(Loss)	129,902	395,644	446,791	400,432
Maximum number of shares subject to possible conversion:
Weighted average number of shares	935,555	2,199,999	2,199,999	2,199,999
Income per share amount (basic and diluted)	$0.04	$0.05	$0.05	$0.05
Weighted average number of shares outstanding
not subject to possible conversion:
Basic	6,242,223	11,300,001	11,300,001	11,300,001
Diluted	7,308,666	13,907,025	13,875,306	13,508,761
Net income per share amount:
Basic	$0.01	$0.03	$0.03	$0.03
Diluted	0.01	0.02	0.02	0.02

(1) Other income represents interest earned on funds held in trust.

NOTE K – Subsequent Events (Unaudited)

1)           The Company entered into a Stock Purchase Agreement (‘‘SPA’’) with The Clark Group Inc. (‘‘Clark’’) and Clark’s stockholders on May 18, 2007. Clark is a provider of mission-critical supply chain solutions to the print media industry.

On February 12, 2008, the Company consummated its acquisition as contemplated by the Stock Purchase Agreement, dated May 18, 2007 and amended on November1, 2007 (“Acquisition Agreement”), by and among the Company, Clark and the stockholders of Clark (“Acquisition”). At the closing of the Acquisition, the Company purchased all of the issued and outstanding capital stock of Clark for a total consideration of $75,000,000 (of which $72,527,472.53 was paid in cash and $2,472,527.47 was paid by the issuance of 320,276 shares of the Company’s common stock valued at $7.72 per share). In connection with the closing of the Acquisition, the Company changed its name from Global Logistics Acquisition Corporation to Clark Holdings, Inc.

At the closing of the Acquisition, an escrow agreement (“Escrow Agreement”) was entered into providing for (i) $7,500,000 as a fund for the payment of indemnification claims that may be made by the Company as a result of any breaches of Clark’s covenants, representations and warranties in the Acquisition Agreement (“Indemnification Escrow”), (ii) $500,000 as a fund to pay the Company the amount, if any, by which the average of the working capital on the last day of the month for the twelve months ending March 31, 2008 is higher (less negative)than negative $1,588,462, and (iii) $300,000 as a fund to reimburse Clark and the Company for costs incurred in connection with discontinuing certain of Clark’s present operations in the United Kingdom.

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

6)           The Company entered into an agreement with a related entity whereby that entity purchased shares of common stock that was issued in the initial public offering from holders of such shares who had indicated their intention to vote against the proposal to approve the acquisition.  In addition certain stockholders gave a 30-day “put” option that required them to purchase 120,000 of these shares from the related entity at the price they were purchased by this entity. The put option was exercised on February 28, 2008 and the shares purchased by those shareholders.  The Company also granted this entity demand and piggy-back registration rights with respect to all of the shares being transferred to this entity.

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

Under the purchase method of accounting, the preliminary purchase price has been allocated to the net tangible and intangible assets acquired and liabilities assumed, based upon preliminary estimates, which assume that historical cost approximates fair value of the assets and liabilities of Clark. As such management estimates that a substantial portion of the excess purchase price will be allocated to non-amortizable intangible assets. These estimates are subject ot change upon the finalization of the valuation of certain assets and liabilities and may be adjusted in accordance with the provisions of Statements of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations.

The pro forma adjustments are preliminary, and the unaudited pro forma information is not necessarily indicative of the financial position or results of operations that may have actually occurred had the acquisition taken place on the dates noted, or our future financial position or operating results.

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET

AT DECEMBER 31, 2007
(ALL AMOUNTS IN THOUSANDS)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,347
Accounts Receivable, net	6,720
Prepaid expenses	1,413
Total Current Assets	$11,480

PROPERTY AND EQUIPMENT, NET	$1,413
Intangible assets and other assets, net	14,293
Goodwill	64,943
Deferred financing costs	212
Deferred tax asset	811
TOTAL ASSETS	93,152

LIABILITY AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payables	$6,785
Accrued expenses and other payables	1,733
Notes payable-related party	340
Total Current Liabilities	$8,858

LONG TERM LIABILITES:
Deferred tax liabilites	4,113
Term loan	4,842
Total Liabilities	$17,813

STOCKHOLDERS EQUITY:
Preferred stock	$-
Common stock	1
Additional paid-in-capital	73324
Retained earnings	2014
Total Stockholders' Equity	$75,339
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$93,152

UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2007
(ALL AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

GROSS REVENUE	75,804
FREIGHT EXPENSE	(47,032)
Gross Profit	$28,772

SELLING, OPERATING AND ADMINISTRATIVE
EXPENSES	(25,008)
Income from operations	$3,764

INTEREST INCOME	179
INTEREST EXPENSE	(232)
Income before income taxes	$3,711

INCOME TAX EXPENSE	(1,484)

INCOME FROM CONTINUING OPERATIONS	$2,227

NET INCOME PER SHARE FROM CONTINUING
OPERATIONS
Basic	$0.21
Diluted	$0.16

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING
Basic	10,844
Diluted	13,825

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of May 2010.

CLARK HOLDINGS INC.

By:	/s/ Gregory E. Burns
Gregory E. Burns
President and Chief Executive Officer
(Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Donald G. McInnes	Chairman of the Board	May 7, 2010
Donald G. McInnes

/s/ Gregory E. Burns	President, Chief Executive Officer and Director	May 7, 2010
Gregory E. Burns	(Principal Executive Officer)

/s/ Stephen M. Spritzer	Chief Financial Officer, Treasurer and Secretary	May 7, 2010
Stephen M. Spritzer	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert LaRose	Director	May 7, 2010
Robert LaRose

/s/ Edward W. Cook	Director	May 7, 2010
Edward W. Cook

/s/ Maurice Levy	Director	May 7, 2010
Maurice Levy

/s/ Brian Bowers	Director	May 7, 2010
Brian Bowers

EXHIBIT INDEX
Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of May 18, 2007, and amended on November 1, 2007, by and among Registrant, The Clark Group, Inc. and the stockholders of The Clark Group, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation of Registrant. (2)

3.2	Bylaws of the Registrant. (3)

4.1	Specimen Unit Certificate. (2)

4.2	Specimen Common Stock Certificate. (2)

4.3	Specimen Warrant Certificate. (2)

4.4	Warrant Agreement. (4)

4.5	First Supplemental Warrant Agreement by and between the Registrant and The Bank of New York. (5)

10.1	Form of Stock Transfer Agency Agreement entered into by and between The Bank of New York and the Registrant. (4)

10.2	Form of Registration Rights Agreement among the Registrant and the stockholders listed on the signature page thereto. (4)

10.3	Employment Agreement, dated May 18, 2007, between The Clark Group, Inc. and Timothy Teagan. (1)

10.4	Agreement dated February 1, 2008, among Clark-GLAC Investment, LLC, James J. Martell, Gregory E. Burns, Maurice Levy, Mitchel Friedman and the Registrant. (6)

10.5	Agreement dated February 1, 2008, among James J. Martell, Gregory E. Burns, Donald McInnes, Charles Royce, Edward Cook and the Registrant. (6)

10.6	Agreement dated February 8, 2008, among Clark-GLAC Investment, LLC, James J. Martell, Gregory E. Burns, Charles Royce and Mitchel Friedman, and the Registrant. (7)

10.7
Escrow Agreement, dated February 12, 2008, by and among the Registrant, the Sellers as listed on the signature page thereto, Charles C. Anderson, Jr., or in his absence, Jay Maier, as representative of the Sellers, and Continental Stock Transfer & Trust Company. (1)

10.8	Stockholder Escrow Agreement, dated February 12, 2008, by and among the Registrant, the parties listed under Stockholders on the signature page thereto and The Bank of New York. (1)

10.9	Registrant’s 2007 Long-Term Incentive Equity Plan. (1)

10.10
Credit Agreement dated as of February 12, 2008, by and among the Registrant, Clark, the Corporation, Clark Worldwide Transportation, Inc., Highway Distribution Systems, Inc. and Evergreen Express Lines, Inc., as Borrowers, the various financial institutions thereto, as Lenders, and LaSalle, as Administrative Agent. (2)

10.11
Consent Agreement dated March 6, 2008, by and among the Registrant, The Clark Group, Inc., Clark Distribution Systems, Inc., Clark Worldwide Transportation, Inc., Highway Distribution Systems, Inc. and Evergreen Express Lines, Inc. and LaSalle Bank National Association. (8)

10.12
Consent to Credit Agreement dated as of April 10, 2008, by and among Clark Holdings Inc., The Clark Group, Inc., Clark Distribution Systems, Inc., Clark Worldwide Transportation, Inc., Highway Distribution Systems, Inc. and Evergreen Express Lines, Inc. and LaSalle Bank National Association. (9)

10.13
Waiver and Amendment No. 2 to Credit Agreement dated as of April 17, 2009, by and among Clark Holdings Inc., The Clark Group, Inc., Clark Distribution Systems, Inc., Clark Worldwide Transportation, Inc., Highway Distribution Systems, Inc., Evergreen Express Lines, Inc. and Bank of America, N.A. (successor-in-interest to LaSalle Bank National Association).

14.1	Registrant’s Code of Ethics. (4)

21.1	List of Subsidiaries. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter. (4)

99.2	Nominating Committee Charter. (2)

(1)	Incorporated by reference to the Registrant’s Definitive Proxy Statement (No. 001-32735), filed January 28, 2008.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 7, 2008.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed December 2, 2008.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-128591).
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 1, 2008.
(7)	Incorporated by reference to the Registrant’s Amended Current Report on Form 8-K, filed February 20, 2008.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed March 10, 2008.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed April 23, 2008.