Form 10-Q
period 2010-04-03
Clark Holdings Inc.
filed 2010-05-24
CIK 1338401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 001-32735

CLARK HOLDINGS INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-2089172
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

121 New York Avenue, Trenton, New Jersey	08638
(Address of Principal Executive Office)	(Zip Code)

(609) 396-1100
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                          Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May  17, 2010, 12,032,193 shares of registrant’s common stock, par value $.0001 per share, were issued and outstanding.

CLARK HOLDINGS INC.
FORM 10-Q
TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements.

CLARK HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	(UNAUDITED)
	April 3, 2010	January 2, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45	$2,879
Restricted cash	-	718
Accounts receivable, net of allowance for doubtful accounts of $263 and $244, respectively (includes related party receivables of $0 and $215, respectively)	5,829	5,102
Other receivables	405	414
Prepaid expenses	875	397
Deferred tax assets-current	1,232	483
Total current assets	8,386	9,993

PROPERTY AND EQUIPMENT, net of accumulated depreciation	2,465	2,529

INTANGIBLE ASSETS, net of accumulated amortization	13,945	14,257

Total assets	$24,796	$26,779
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long term debt	$2,106	$2,895
Accounts payable	4,077	3,502
Accrued expenses and other payables	4,653	5,194
Total current liabilities	10,836	11,591

DEFERRED TAX LIABILITIES-NON-CURRENT	5,267	5,267

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock-$.0001 par value; 1,000,000 shares authorized;none issued	-	-
Common stock-$.0001 par value; 400,000,000 shares authorized; 10,859,385 issued and outstanding at April 3, 2010 and January 2, 2010	1	1
Additional paid-in capital	73,560	73,535
Deficit	(64,868)	(63,615)
Total stockholders' equity	8,693	9,921
Total liabilities and stockholders' equity	$24,796	$26,779
See Notes to Condensed Consolidated Financial Statements

CLARK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In Thousands)

	13 Weeks Ended	13 Weeks Ended
	April 3, 2010	April 4, 2009

Gross revenues (includes related party sales of $0 and $5, respectively)	$15,540	$17,443

Freight expense	(10,944)	(11,256)

Depreciation and amortization	(407)	(417)

Selling, operating and administrative expenses	(6,151)	(6,501)

Loss from operations	(1,962)	(731)

Interest income	2	-
Interest expense	(42)	(23)

Loss before income taxes	(2,002)	(754)

Income tax benefit	749	222

Net loss	$(1,253)	$(532)

Weighted average number of shares outstanding:
Basic	10,859	10,859
Diluted	10,859	10,859

Net loss per share:
Basic	$(0.12)	$(0.05)
Diluted	$(0.12)	$(0.05)

See Notes to Condensed Consolidated Financial Statements

CLARK HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands, except share data)

				Additional	Retained
			Restricted	Paid-In	Earnings
	Shares	Amount	Shares	Capital	(Deficit)	Total
Balance - January 3, 2009	10,859,385	$1	1,173,438	$73,427	$(61,675)	$11,753
Net loss for 52 weeks ended January 2, 2010					(1,940)	(1,940)
Adjustment for option expense				108		108
Balance - January 2, 2010	10,859,385	1	1,173,438	73,535	(63,615)	9,921
Net loss for 13 weeks ended April 3, 2010					(1,253)	(1,253)
Adjustment for option expense				25		25
Balance - April 3, 2010 (Unaudited)	10,859,385	$1	1,173,438	$73,560	$(64,868)	$8,693

See Notes to Condensed Consolidated Financial Statements

CLARK HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands)

	13 Weeks	13 Weeks
	Ended	Ended
	April 3, 2010	April 4, 2009
Cash Flows from Operating Activities:
Net loss	$(1,253)	$(532)
Adjustment to reconcile net loss to cash flows from operting activities
Depreciation	95	64
Amortization	312	353
Shared-based compensation cost	25	24
Deferred income tax benefit	(749)	(159)
Changes in operating assets and liabilities:
(Increase)Decrease in restricted cash	718	-
(Increase) Decrease in accounts receivable	(727)	(328)
(Increase) Decrease in other receivable	9	59
(Increase) Decrease in prepaid expense	(478)	(181)
Increase (Decrease) in accounts payables	575	(106)
Increase (Decrease) in accrued expenses and other payables	(541)	(578)
Net cash used in operating activities	(2,014)	(1,384)

Cash Flows from Investing Activities:
Purchase of property and equipment	(31)	(233)
Net cash used in investing activities	(31)	(233)

Cash Flows from Financing Activities:
Net borrowings under revolving credit facility	2,106	-
Payment of term loan	(2,895)	(473)
Net cash used in financing activities	(789)	(473)

Net decrease in cash and cash equivalents	(2,834)	(2,090)
Cash and cash equivalents - beginning of period	2,879	3,915
Cash and cash equivalents - end of period	$45	$1,825
Cash paid during the period
Income Taxes	-	183
Interest	41	23

See Notes to Condensed Consolidated Financial Statements

CLARK HOLDINGS INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS OPERATIONS:

Clark Holdings Inc. (formerly Global Logistics Acquisition Corporation) (the “Company”) was incorporated in Delaware on September 1, 2005.  The Company was formed to serve as a vehicle for the acquisition of one or more operating businesses in the transportation and logistics sector and related industries through a merger, capital stock exchange, asset acquisition or other similar business combination.  Starting on February 21, 2006, the date the initial public offering was consummated, the Company began searching for a target business to acquire.  On May 18, 2007, the Company entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with The Clark Group, Inc. (“CGI”) and the stockholders of CGI, pursuant to which the Company agreed to purchase 100% of CGI’s shares of common stock.  In February 2008, the Company completed the Acquisition of CGI (the “Acquisition”).  (Note 5)

The registration statement for the Company’s initial public offering (“Offering”) of 10,000,000 Units (as defined in Note 4) was declared effective on February 15, 2006.  The Company consummated the Offering on February 21, 2006.  On March 1, 2006, the Company sold an additional 1,000,000 Units pursuant to the underwriter’s over-allotment option.  In total, the Company recorded net proceeds of approximately $80,997,000 after deducting underwriting discounts and commissions (including $2,640,000 of deferred underwriting discounts and commissions) and offering expenses.  The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering were intended to be generally applied towards the consummation of an initial business combination with (or acquisition of) one or more operating businesses in the transportation and logistics sector and related industries (“Business Combination”).  Accordingly, of the $80,997,000 in net proceeds, $79,340,000 was placed in a trust account (“Trust Account”) that was not to be released until the Company consummated a Business Combination.  The operating business that the Company acquired in such Business Combination had to have a fair market value equal to at least 80% of the balance in the Trust Account (excluding deferred underwriting discounts and commissions of $2,640,000) at the time of such acquisition.  The funds in the Trust Account were invested in short-term securities issued or guaranteed by the United States Treasury.  The remaining proceeds from the Offering were used to pay for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.  At December 31, 2007, $88,423,218 ($2,640,000 of which consists of deferred underwriting discounts and commissions) of the net proceeds inclusive of interest earned subject to unpaid taxes was held in such Trust Account.  Upon the consummation of the Acquisition on February 12, 2008, the funds held in the Trust Account were released to the Company.

  As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of approximately $1.253 million for the 13 weeks ended April 3, 2010.  By May of 2010, management completed a series of cost restructurings including a reduction in workforce, wage freezes and wage reductions that resulted in reducing the annual payroll by $2.450 million per year.  In addition, the Company reduced capital expenditure budgets and amended it’s credit facility agreement on May 24, 2010 (Note 7).  Management believes that these actions taken to revise the Company’s operating and financial requirements allows the Company to sustain its future operations.

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

Management believes that the accompanying unaudited consolidated financial statements contain all adjustments (which include normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2010, as filed with the Securities and Exchange Commission.

The balance sheet as of January 2, 2010, has been derived from the audited consolidated financial statements as of such date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Certain amounts as of January 2, 2010 have been reclassified to conform with the April 3, 2010 presentation.

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

As the Company has a net loss for the 13 weeks ended April 3, 2010 and April 4, 2009, shares used in the calculation of diluted loss per share are based on the weighted-average of shares outstanding and exclude the effect of outstanding options and warrants.  The average market price of the Company’s common stock from January 4, 2010 to April 3, 2010 was $.52 and since it is lower than the exercise price of the outstanding options and warrants, any impact is excluded from the diluted EPS calculation for the 13 weeks ended April 3, 2010.  The average market price of the Company’s common stock from January 3, 2009, to April 4, 2009, was $.66 and since it is lower than the exercise price of outstanding warrants, any impact is excluded from the diluted EPS calculation for the 13 week period ended April 4, 2009.  The weighted-average number of options and warrants outstanding for the thirteen weeks ended April 3, 2010 was 650,607 and 13,272,727, respectively.  The weighted-average number of options and warrants outstanding for the 13 weeks ended April 4, 2009 was 237,827 and 13,272,727, respectively. In addition, the 1,173,438 contingently issued shares referred to in Note 5 will be included in the calculation of diluted EPS, if dilutive, only when the target stock price is met at the end of the reporting period.

The earnings per common share calculations for the 13 weeks ended April 3, 2010, and April 4, 2009, are shown below:

	13 Weeks Ended	13 Weeks Ended
	3-Apr-10	4-Apr-09
Maximum number of shares subject to possible conversion
Basic EPS
Net loss	$(1,253,000)	$(532,000)
Weighted average shares	10,859,385	10,859,385

Basic loss per share	$(0.12)	$(0.05)

Diluted EPS
Net loss-see above	$(1,253,000)	$(532,000)
Basic weighted average shares	10,859,385	10,859,385
Dilutive effect of warrants	-	-
Dilutive effect of stock options	-	-
Diluted weighted average shares	10,859,385	10,859,385

Diluted loss per share	$(0.12)	$(0.05)

4.	INITIAL PUBLIC OFFERING:

On February 21, 2006, the Company sold 10,000,000 units (“Units”) in the Offering for $8.00 per Unit.   On March 1, 2006, pursuant to the underwriters’ over-allotment option, the Company sold an additional 1,000,000 Units for $8.00 per Unit.  Each unit consisted of one share of common stock, par value $.0001 per share (“Share”), and one warrant to purchase one Share at an exercise price of $6.00 per Share (“Warrant”).  The warrants became exercisable upon the completion of the Acquisition and expire on February 15, 2011.  The warrants were originally redeemable at a price of $.01 per warrant upon 30 days notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.  Under the terms of the Warrant Agreement governing the warrants, the Company is required to use its best efforts to register the warrants and maintain such registration.  After evaluating the Company’s financial statement treatment with respect to the accounting for derivative financial instruments pursuant to FASB ASC 815, the “Derivatives and Hedging” topic, the Company entered into a First Supplemental Warrant Agreement (the “Supplemental Agreement”), dated August 21, 2006, with The Bank of New York (the “Warrant Agent”), to amend the Warrant Agreement, dated as of February 15, 2006, between the Company and the Warrant Agent in order to clarify that registered holders of the Company’s warrants do not have the right to receive a net cash settlement or other consideration in lieu of physical settlement in shares of the Company’s common stock.

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

Holders of 1,802,983 of the Company’s shares of common stock voted against the Acquisition and elected to convert their shares into a pro rata portion of the Trust Account (approximately $8.06 per share or an aggregate amount of $14,536,911).  After giving effect to (i) the issuance of 320,276 shares in connection with the Acquisition and (ii) the conversion of shares, there are currently 10,859,385 shares of common stock outstanding.  In addition, the founders of the Company have placed 1,173,438 shares of common stock into escrow pending the attainment of a specified market price (restricted shares) and these are excluded in authorized and outstanding shares at Apri 3, 2010.  As a result of the condition to which the escrowed shares will be subject, such shares will be considered as contingently issuable shares and, as a result, are not included in the earnings per share calculations.  Accordingly, the Company will recognize a charge based on the fair value of the shares over the expected period of time it will take to achieve the target price, if and only if the expected probability of the share price attaining the specified market price exceeds 50 percent.

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

The final allocation of the fair value of the assets acquired and liabilities assumed in the Acquisition of CGI are as follows:

	Preliminary Allocation at 2/12/08	Adjustments to Preliminary Purchase Price Allocation	Deferred Tax Liability Adjustment Associated with Final Purchase Price Adjustments	Final Purchase Price Allocation
Current assets	$6,956,000			$6,956,000
Current assets of discontinued operations	388,000			388,000
Property and equipment	1,394,000			1,394,000
Intangibles	26,575,000	$(5,924,000)		20,651,000
Goodwill	59,471,020	5,924,000	$(2,366,000)	63,029,020
Current liabilities	(7,441,000)			(7,441,000)
Current liabilities of discontinued operations	(132,000)			(132,000)
Deferred tax liability	(10,104,020)		2,366,000	(7,738,020)
Total fair value of assets and liabilities	$77,107,000	$-	$-	$77,107,000

6.	IMPAIRMENT OF GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS:

Goodwill Impairment

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

Simultaneously with the Acquisition, the Company entered into a Credit Agreement as borrowers, with various financial institutions party thereto, as lenders, and LaSalle Bank National Association (presently Bank of America), as administrative agent (“BOA”) (“Credit Agreement”).  Pursuant to the Credit Agreement, the Company received a financing commitment of up to $30,000,000 for a senior secured credit facility from Bank of America in order to (a) pay out converted shares, (b) provide working capital for the Company and the Company’s direct and indirect subsidiaries and (c) provide for future permitted acquisitions.  The facility then consisted of up to $30,000,000, less any amount drawn under the term loan sublimit, as a revolving credit facility with a $3,000,000 sublimit for letters of credit.

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

On February 26, 2010, the Company entered into an extension of its credit agreement with Bank of America until March 9, 2010, which allowed the Company to enter into a new credit agreement with Cole Taylor Bank on March 5, 2010.  The Credit Agreement provides for a revolving credit facility (the “ Facility ”) of up to $6,000,000, with a $1,000,000 sublimit for letters of credit.  Under the terms of the Credit Agreement, the Company may borrow up to the lesser of (i) $6,000,000 and (ii) an amount derived from the Company’s accounts receivable less certain specified reserves.  If the outstanding loans under the Facility at any time exceed this amount, the Company must repay the excess.  The loans under the Facility (i) accrue interest at 2% over the prime rate for borrowings based on the prime rate or at 4.5% over LIBOR for borrowings based on LIBOR, with a floor of 6% in either case; (ii) mature on March 5, 2013; and (iii) are secured by substantially all of the Company’s assets. The Company must comply with certain affirmative and negative covenants customary for a credit facility of this type, including limitations on liens, debt, mergers, consolidations, sales of assets, investments and dividends. The Company may not permit its fixed charge coverage (as defined in the Credit Agreement) to be less than 1.05:1.  Simultaneously with entering into the Credit Agreement, the Company terminated its credit agreement, dated as of February 12, 2008, with BOA. The Company made an initial draw under the new Facility and used a portion of the proceeds to help repay the balance of its then-outstanding loans from BOA.

$2,105,715 was outstanding under the revolving credit agreement as of April 3, 2010.

The Company has issued approximately $718,000 in bank letters of credit, which represent potential future payments under the Company’s workers’ compensation insurance program.

Interest expense for the Facility was approximately $10,000 for the 13 weeks ended April 3, 2010.  Interest expense for the term loan was approximately $31,000 and $23,000 for the 13 weeks ended April 3, 2010, and April 4, 2009, respectively.  In addition, the Company records bank fees associated with the revolving credit lines, the letters of credit and the term loan.  These fees totaled approximately $8,000 and $37,000 for the 13 weeks ended April 3, 2010, and April 4, 2009, respectively.

The Company was not in compliance with the financial covenant as of April 3, 2010.  Cole Taylor and the Company amended the Credit and Security Agreement, on May 24, 2010 which

1.
Waive the existing Fixed Charge Coverage covenant violation of the 13 week period ended April 3, 2010 and suspend the Fixed Charge Coverage ratio for 2010.  Clark Holdings Inc. will be required to meet a minimum cumulative EBITDA covenant set at 85% of management’s revised plan presented to Cole Taylor on May 10, 2010 measured on a monthly basis.   This cumulative EBITDA covenant will remain in place until the resumption of the Trailing 12 months Fixed Charge Coverage covenant ratio as of January 1, 2011;

2.	Resume Trailing 12 months Fixed Charge Coverage covenant ratio effective January 1, 2011, calculated on a Trailing 12 months basis and tested quarterly at 1.05 times thereafter;
3.	Implement an availability block of $250,000; and
4.	Charge a $25,000 amendment fee.

8.   STOCK BASED COMPENSATION:

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

On February 5, 2010, the Company granted 10,000 stock options (in total) of the Company’s common stock to a non-employee member of the Board of Directors as part of the Plan. These stock options vest over a three-year period.  On March 3, 2010, the Company granted 50,000 stock options (in total) of the Company’s common stock to various employees part of the Plan. These stock options vest over a three-year period.  Shares issued as a result of future stock option exercises, if any, will be newly issued shares.  During the 13 weeks ended April 3, 2010, 60,167 stock options vested and none were exercised.  To date 108,917 stock options vested and none were exercised.

On February 9, 2009, the Company granted 150,000 stock options of the Company’s common stock to the Chief Executive Officer. On March 15, 2009, the Company granted 83,500 stock options (in total) of the Company’s common stock to the upper management of the various reporting units as part of the Incentive Equity Plan. These stock options vest over a three-year period.

There were 779,000 in stock options granted as of April 3, 2010, and 359,750 in stock options granted as of April 4, 2009.   During the 13 weeks ended April 3, 2010, and April 4, 2009, approximately $25,000 and $24,000, respectively, was charged to compensation expense related to stock option grants.  Upon resignation or termination, all options not fully vested are forfeited.  As of April 3, 2010, 167,500 of stock options were forfeited.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model that uses various assumptions for inputs as noted.  Generally, the Company uses expected volatilities and risk-free interest rates that correlate with the expected term of the option when estimating an option’s fair value.  The Company has adopted the “simplified method” to estimate the expected life of options, which is equal to the average of the vesting term (3 years) and original contractual term (10 years).  Expected volatility is based on historical volatility of the stock prices of comparable logistic companies of similar market value, given the lack of trading history of the Company’s stock, and the expected risk-free interest rate is based on the U.S. Treasury yield curve at the time of the grant.  The assumptions used for options granted in the 13 weeks ended April 3, 2010, and April 4, 2009, were as follows:

	13 Weeks Ended	13 Weeks Ended
	April 3, 2010	April 4, 2009

Expected volatility	61.8%	58.0%

Expected dividends	0%	0%

Expected term (in years)	6.5	6.5

Risk-free rate	2.9%	3.0%

A summary of option activity under the Plan through April 3, 2010, is as follows:

				Weighted-
		Weighted-	Weighted-	Average
		Average	Average	Remaining
		Exercise	Grant Date	Contractual
Options	Shares	Price	Fair Value	Term
Balance (at January 3, 2010)	682,750	$1.02	0.58	6.31
Granted - 1st Quarter 2010	60,000	$0.63	0.36	10.00
Exercised	-	-	-	-
Forfeited or expired	(131,250)	$2.01	1.14	-
Outstanding at April 3, 2010	611,500	$1.20	0.68	8.03

Exercisable (vested) at April 3, 2010	108,917	$1.93	1.17	8.54

A summary of option activity under the Plan as of April 4, 2009 is as follows:

		Weighted-	Weighted-	Average
		Average	Average	Remaining
		Exercise	Grant Date	Contractual
Options	Shares	Price	Fair Value	Term
Balance (at January 4, 2009)	126,250	$3.48	2.03	9.23
Granted - 1st Quarter 2009	233,500	$0.69	0.35	10.00
Exercised	-	$-	-	-
Forfeited or expired	-	$-	-	-
Outstanding at April 4, 2009	359,750	$1.67	0.94	9.73

Exercisable (vested) at April 4, 2009	23,333	$4.06	2.37	8.94

The total fair value of shares vested at April 3, 2010 and April 4, 2009, were $183,000 and $55,000, respectively.

9.	BUSINESS SEGMENTS:

The Company operates three business segments, Domestic, International and Brokerage.  The Domestic segment consists of operations serving primarily print wholesale customers in North America.  The International segment consists principally of shipments outside North America. The Brokerage segment arranges for the transportation of product to all types of industries at both the wholesale and retail level.

Financial information on business segments for the 13 weeks ended April 3, 2010, and April 4, 2009, is as follows:

Business Segments:

For 13 Weeks Ending       April 3, 2010
	Domestic	International	Brokerage	Consolidated
Net revenues	$11,325	$3,229	$986	$15,540
Freight expense	(7,640)	(2,427)	(877)	(10,944)
Selling, operating, and administrative expenses	(4,122)	(1,335)	(694)	(6,151)
Income from operations before depreciation, amortization, interest and taxes	$(437)	$(533)	$(585)	$(1,555)

Total assets	$22,613	$1,437	$746	$24,796
Capital expenditures	$31	$-	$-	$31

For 13 Weeks Ending     April 4, 2009
	Domestic	International	Brokerage	Consolidated
Net revenues	$14,606	$2,837	$-	$17,443
Freight expense	(9,478)	(1,778)	-	(11,256)
Selling, operating, and administrative expenses	(5,138)	(1,363)	-	(6,501)
Income from operations before depreciation, amortization, interest and taxes	$(10)	$(304)	$-	$(314)

Total assets	$27,099	$1,597	$-	$28,696
Capital expenditures	$230	$3	$-	$233

All corporate overhead services (accounting, finance, billing and customer service, information technologies) and all public company costs are included in domestic SO&A.

For purposes of this disclosure, all inter-company transactions have been eliminated.

10.	CONTINGENCIES:

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

On or about July 10, 2009, Multi-Media International filed a complaint against CGI and its subsidiaries, Clark Distribution Systems, Inc. (“CDS”), Highway Distribution Systems, Inc. (“HDS”), Clark Worldwide Transportation, Inc. (“CWT”) and Evergreen Express Lines (“EXL”) (the “Subsidiaries”), seeking class action status in the United States District Court for the District of  New Jersey by alleging, among other things, (i) common law fraud, aiding and abetting fraud, negligent misrepresentation, conversion and unjust enrichment, (ii) violation of N.J. Stat. § 56:8-2 and (iii) breach of good faith and fair dealing, relating to alleged excessive fuel surcharges by the Subsidiaries.  The complaint alleges a class period from June 25, 2002 through June 25, 2009. On behalf of the punitive class plaintiff seeks to recover the alleged excessive fuel charges, enjoin the alleged improper calculation of fuel charges by defendants and impose punitive damages and attorney’s fees. The complaint did not specify an amount of damages; however a prior complaint seeking similar relief on behalf of the same class, which was withdrawn, sought compensatory damages in the amount of $10 million and punitive damages in the amount of $30 million, as described in the Company’s 2008 Form 10-K.  The Company believes that the allegations in the lawsuit are without merit and it intends to vigorously defend itself. However, the ultimate outcome of this action and the amount of liability that may result, if any, is not presently determinable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The information contained in this section has been derived from the consolidated financial statements of Clark Holdings Inc. (referred to herein as “we,” “us” or “our,” or as ”Holdings,” the “Company” or “CHI”) and should be read together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report.  This Quarterly Report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements that involve substantial risks and uncertainties.  These forward looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, our business, and our financial performance.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates” and variations of these words and similar expressions are intended to identify forward looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward looking statements.  Such risks, uncertainties and other factors include, without limitation, the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and Exchange Commission, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Overview of Our Business

The Company provides non-asset based transportation and logistics services primarily to the print media industry throughout the United States and between the United States and other countries.

The Company (formerly known as Global Logistics Acquisition Corporation) was initially formed as a blank check company on September 1, 2005 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the transportation and logistics sector and related industries.  In 2006, the Company conducted an initial public offering of units (and a concurrent private placement of warrants) and deposited substantially all of the proceeds into a trust account (“Trust Account”).  On May 18, 2007, the Company entered into a stock purchase agreement (“SPA”), as amended on November 1, 2007, with The Clark Group, Inc. (“CGI”) and the stockholders of CGI (“Sellers”), providing for the purchase by the Company of all of CGI’s outstanding capital stock (the “Acquisition”). On February 12, 2008, the Company consummated the Acquisition, at which time the funds held in the Trust Account were released to the Company and used in part to pay the purchase price of the Acquisition.  Upon the closing of the Acquisition, the Company’s business became the business of CGI and the Company changed its name from Global Logistics Acquisition Corporation to Clark Holdings Inc.

The Company has three divisions, a domestic division, an international division and a newly-formed brokerage division.  The domestic division operates through a network of operating centers where it consolidates mass market consumer publications so that the publications can be transported in larger, more efficient quantities to common destination points.  The Company refers to each common destination point’s aggregated publications as a “pool.”  By building these pools, the Company offers cost effective transportation and logistics services for time sensitive publications. The international division has an operating model similar to that of a traditional freight forwarder.  It utilizes four distribution centers to consolidate shipments and arrange for international transportation utilizing third-party carriers (air, ocean or ground).   The brokerage division offers a range of non-asset based logistic solutions, providing a variety of services, including full truckload and less-than-truckload shipments, through a network of third party carriers and leveraging the services of the other divisions.

The Company generates revenues by arranging for the movement of its customers’ freight in trailers and containers. Generally, the Company bills its customers based on pricing that is variable based upon the amount of tonnage tendered, frequency of recurring shipments, origination, destination, product density and carrier rates.  The Company’s specified rates are subject to weight variation, fuel surcharge, and timely availability of the customer’s product.  The Company provides ancillary services such as warehousing and other services (e.g., product labeling).  As part of its bundled service offering, the Company tracks shipments in transit and handles claims for freight loss or damage on behalf of its customers.  Because the Company does not operate its own transportation equipment, it relies on independent transportation carriers.

The Company acts as a principal when providing services through its domestic, international, and brokerage divisions.  By accepting the customer’s order, it accepts certain responsibilities for transportation of the shipment from origin to destination.  The Company selects carriers based upon myriad factors that include service reliability and pricing.  Carrier pricing is typically from a pre-negotiated tariff rate table.  The carrier’s contract is with the Company, not its customer, and the Company is responsible for payment of carrier charges.  In the cases where the Company has agreed to pay for claims for damage to domestic freight while in transit, when appropriate the Company will pursue reimbursement from the carrier for the claims.

The Company historically has operated as a niche service provider to the print media industry.  Its publisher and printer customer relationships are long standing.  Many domestic customers have the Company handle a substantial portion of their freight transportation to single copy magazine wholesalers.  The Company’s principal competitors are the in-house transportation and logistics capabilities of the larger printers.  Recently, the Company has expanded the services it offers through its domestic division, both within the print media industry, to include the distribution of mail and newspaper inserts, and outside the print media industry, to include the transportation of unsold consumer products from retail outlets back to manufacturers.

The core business of the domestic division remains the shipment of mass market consumer magazines.  Its business is impacted by the specifics of its underlying publications (including the number of copies shipped and the pages per copy which vary with advertising), the mix of publication frequency (e.g. weekly, monthly, annual), the number of destination points, and the service levels requested by its customer publishers and printers.  Except for special editions publications, distribution of mass market consumer magazines is fairly consistent and predictable.  Mass market magazines generally do not experience material swings in volume in the aggregate.  However, while copies distributed in the twelve months ended April 3, 2010 remained consistent with the levels for the twelve months ended April 4, 2009, a decrease in advertising pages in magazines over the last twelve months did have a negative impact on business as the average weight per copy shipped declined. Generally, demand for the Company’s services increases with fragmentation and it is able to charge higher fees per hundredweight for smaller quantity publications or tonnage going to a destination point. The core business of the international division includes the shipment of mass market consumer magazines and more recently, the import/export of general commodities, which now accounts for approximately 35% of total revenue.  The brokerage division provides services to a variety of customers in a wide range of industries.

The Company operates its domestic division through its subsidiaries, Clark Distribution Systems, Inc. (“CDS”) and Highway Distribution Systems, Inc. (“HDS”), its international division through its subsidiary, Clark Worldwide Transportation, Inc. (“CWT”), and its brokerage division through CGI. Each of CDS, HDS and CWT is a wholly-owned subsidiary of CGI.

Recent Events

Overview of Results of Operations and Cost Restructuring

The Company experienced a net loss of $1,253,000 for the 13 weeks ended April 3, 2010 compared to a net loss of $532,000 for the 13 weeks ended April 4, 2009.  The decrease in net income was due to the decrease in net revenue and operating profit in both the domestic and international divisions, and the start up losses of the brokerage division.  Each of these factors are discussed in more detail below under the heading “Results of Operations.”

In response to the losses during the first quarter of 2010, management of the Company implemented a plan to increase its profits through increases in product sales and cost reductions, including a 13% reduction in force, wage freezes and wage reductions, the elimination of all non-essential other expenses, and the slowdown and/or the suspension of capital expenditures for the remainder of the year.  These cost reductions decreased the 2010 annual payroll by $1.48 million and resulted in a total cost reduction of over $2.45 million on an annualized basis.

    Previous cost restructurings of the domestic and international divisions resulted in over $1.0 million in savings in Operating, Selling and Administrative Costs for the 13 weeks ended April 3, 2010 versus the 13 weeks ended April 4, 2009.  See “Results of Operations” section for further discussion.

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

Simultaneously with entering into the Credit Agreement, the Company terminated its credit agreement, dated as of February 12, 2008, with Bank of America, N.A. (“BOA”).  The Company made an initial draw under the new Facility, using a portion of the proceeds, in combination with available cash, to repay the balance of its then-outstanding loans from BOA.

For the 13 week period ended April 3, 2010, the Company’s fixed charge coverage ratio exceeded the limit of 1.05:1 set forth in the Credit Agreement with Cole Taylor, consituting an event of default under the new Facility.  On May 24, 2010, the Company entered into a First Amendment to Credit and Security Agreement (“First Amendment”) with Cole Taylor, pursuant to which:

•	Cole Taylor waived the event of default and suspended the requirement to comply with the fixed charge coverage ratio until January 1, 2011.

•
During the period of time when compliance with the fixed charge coverage ratio is suspended, the Company may not permit its cumulative earnings before interest, taxes, depreciation and amortization, as measured on a monthly basis, to be less than the projections set forth in the First Amendment.

•
On January 1, 2011, the requirement to comply with the fixed charge coverage ratio will resume.  The Company may not permit its fixed charge coverage ratio to be less than 1.05:1 for the 52 weeks ending January 1, 2011 or for the 12 months ending on the last day of each 13 week quarter thereafter.

•
The amount the Company may borrow under the Facility is reduced by a reserve of $250,000.  The reserve will be released if no event of default exists, the Company has complied with the fixed charge coverage ratio for two consecutive quarters and the amount the Company may borrow under the Facility has exceeded the outstanding loans under the Facility by $750,000 for the preceding 30 days.

As a condition to effectiveness of the First Amendment, the Company paid Cole Taylor an amendment fee of $25,000.

Brokerage Division Start-up

The brokerage division, which operates under the name Clark Cubed, was launched during the fourth fiscal quarter of 2009.  The division is designed to diversify the Company’s revenue base through the development of a transactional revenue stream and by generating additional growth opportunities for the existing domestic and international divisions. The division has operating branches in three locations: Wilmington, Delaware, Dallas, Texas and Los Angeles, California. The division’s management is based in Calgary, Alberta, with outsourced administrative personnel located in the Philippines. The division is using the Company’s existing infrastructure to minimize start-up expenses. Moreover, the business model uses a highly variable cost structure to maximize the Company’s return on investment.

Impact of Economic Recession

The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in the business cycles of our customers, fuel shortages, price increases by carriers, interest rate fluctuations, and other economic factors beyond our control.  Many of the Company's customers' have business models that are dependent on expenditures by advertisers.  These expenditures tend to be cyclical, reflecting general economic conditions, as well as budgeting and buying patterns.  The current economic recession, the resulting downturn in the business cycles of the Company’s customers (which has caused a reduction in the volume of freight shipped by those customers, particularly to the single copy distribution channel), and the reduction in fuel costs have significantly adversely affected the Company’s financial performance, including its revenues, as discussed more fully in this Item under the heading “Results of Operations.”

Instability in the Newsstand Distribution Channel

In the first quarter of 2009, there was a disruption of the wholesaler distribution supply channel, that caused a significant disruption of services for approximately a four week period.  Initially, two of the four wholesalers demanded distribution surcharges from the publishers and national distributors to cover their operating losses and threatened a suspension of service if these price demands were not met.  This resulted in two of the four wholesalers ceasing distribution operations temporarily on February 1, 2009.  One of the wholesalers that had ceased delivery of product reached a settlement with the national distributors and publishers concerning pricing and distribution.  The other wholesaler ceased operations in early February, liquidated its holdings and filed a lawsuit in U.S District Court (Southern District of New York) against publishers, national distributors and other wholesalers, alleging the defendants conspired to purge, and through coordinated action have purged, plaintiff from the magazine distribution industry and have destroyed plaintiff’s business.  All of the defendants are existing customers of ours and a settlement against them would adversely affect our financial performance.

Claim for Indemnification

At the closing of the Acquisition, we entered into an escrow agreement (“Escrow Agreement”) with the former stockholders of CGI, providing for, among other things, $7,500,000 as a fund for the payment of indemnification claims that may be made by us as a result of any breaches of CGI’s covenants, representations and warranties in the SPA (“Indemnification Escrow”).  On August 14, 2008, one third of the Indemnification Escrow, or $2.5 million, was released to former stockholders of CGI in accordance with the terms of the SPA and the Escrow Agreement.   On February 9, 2009 and August 11, 2009, the Company issued notices of claim for indemnification under the SPA, stating that the Company was entitled to receive funds from the Indemnification Escrow.  On March 18, 2009, the Sellers  made a demand for arbitration seeking release to them of all of the Indemnification Escrow funds and, on April 15, 2009, the Company made a counterclaim seeking recovery from the Indemnification Escrow of no less than $3,600,000.  On December 31, 2009, the Company settled all of the claims giving rise to the arbitration.  Pursuant to the settlement agreement, among other things, approximately $1,286,000 of the funds held in the Indemnification Escrow were released to the Company and the remainder was released to the Sellers.  The claims for indemnification, the arbitration and the settlement agreement are more fully described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2010 (“2009 Form 10-K”).

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

A summary of our significant accounting policies are described in the Company’s 2009 Form 10-K.  There have been no changes in critical accounting policies in the current year from those set forth in the Company’s 2009 Form 10-K.

Revenue Recognition

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates are based on several factors including the facts and circumstances available at the time the estimates are made, historical experience, risk of loss, general economic conditions and trends, and the assessment of the probable future outcome. Some of the more significant estimates include accounting for doubtful accounts, useful lives of property and equipment and intangible assets, purchase price allocations of acquired businesses, valuation of assets including goodwill and other intangible assets, estimates of the realizability of deferred tax assets, assumptions used in the valuation of stock based compensation, incurred but not report claims and estimates of delivery time. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of changes, if any, are reflected in the statement of operations in the period that they are determined

Realizability of Deferred Tax Asset

    As of April 3, 2010, the Company has an overall net deferred tax liability due primarily to identifiable intangible assets that have basis for financial reporting purposes but are not deductible for tax purposes.  The Company also has the ability to carryback current and future losses to prior tax years via carryback claims for refunds.  Future taxable differences and carryback potential are both considered in assessing the need for a valuation allowance.  The tax effect of the Company’s future taxable differences exceeds the Company’s gross deferred tax asset as of April 3, 2010.  These future taxable differences will reverse over the same period that the gross deferred tax asset will reverse.  Therefore, it is management’s position that the Company’s gross deferred tax asset will more-likely-than-not be realized and no valuation allowance has been established.

Impairment to Goodwill and Other Intangibles Assets

The Company accounted for the Acquisition under the purchase method of accounting.  Accordingly, the cost of the Acquisition was allocated to the assets and liabilities based upon their respective fair values, including identifiable intangibles and remaining cost allocated to goodwill.

The final allocation of the fair value of the assets acquired and liabilities assumed in the Acquisition of CGI was as follows:

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

Total Impairment for 2008

The impairment in the statement of operations for the year ending January 3, 2009, was calculated as follows:

Impairment	Amount
Goodwill	$63,910,000
Trade names	2,658,000
TOTAL	$66,568,000

Intangible Asset Impairment for 2009

Acquisition-related identifiable intangible assets at January 3, 2009 and January 2, 2010, as adjusted, consisted of the following:

			January 2, 2010
	Amortization Period	Balance 01/03/2009	Amortization Expense	Impairment	Balance: 1/2/2010
Trade names	-	$2,720,000	$-	$(406,000)	$2,314,000
Non-compete agreements	5	1,437,000	(281,000)	(671,000)	485,000
Customer relationships	12	12,590,000	(1,132,000)	-	11,458,000
		$16,747,000	$(1,413,000)	$(1,077,000)	$14,257,000

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

The impairment in the statement of operations for the year ended January 2, 2010 is as follows:

Impairment	January 2, 2010
Trade names	$406,000
Non-compete Agreements	671,000
Total	$1,077,000

Reconciliation of Non-GAAP Financial Measures

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

	For 13 Weeks Ending	For 13 Weeks Ending
(In thousands)	April 3, 2010	April 4, 2009

Loss (income) from operations	(1,962)	(731)

Adjusted for
Depreciation and amortization	(407)	(417)
Selling, operating and administrative expenses	(6,151)	(6,501)

Gross Profit	4,596	6,187

Results of Operations

First Quarter 2010 Compared to First Quarter 2009

We sometimes refer to the 13 weeks ended April 3, 2010 and the 13 weeks ended April 4, 2009 as the first quarter of 2010 and the first quarter of 2009, respectively.

Revenues. The table below summarizes the Company’s revenue by business segment (i.e., domestic division, international division and brokerage division, in thousands of dollars) for the first quarter of 2010 versus the first quarter of 2009.

	For 13 Weeks Ending
	April 3, 2010	April 4, 2009	% Change
Domestic	11,325	14,606	-22.5%
International	3,229	2,837	13.8%
Brokerage	986		N/A
Gross Revenue	15,540	17,443	-10.9%

The table below includes certain items in the consolidated statements of operations as a percentage of revenue for the quarters ended April 3, 2010 versus April 4, 2009.

	For 13 Weeks Ending	For 13 Weeks Ending
	April 3, 2010	April 4, 2009
Gross Revenue	100.0%	100.0%
Freight Expense	70.4%	64.5%
Gross Profit (Net Revenue)	29.6%	35.5%
Depreciation and Amortization	2.6%	2.4%
Selling, Operating & Administrative Exp	39.6%	38.0%
Income from Operations	-12.6%	-4.9%

Revenue over all divisions decreased by 10.9% for the first quarter of 2010 as compared to the first quarter of 2009. The domestic revenue decline of 22.5% was the result of 20% decline in weight moved, with the majority of the decline coming from three customers. Weight transported was also impacted by a 9.4% drop in advertising pages for the first quarter of 2010 as compared to the first quarter of 2009.

The increase in international revenue was attributable to a 70% increase in tonnage along with a change in the product mix between air freight and ocean freight revenue.  The significant tonnage increases that took place in first quarter of 2010 as compared to the first quarter of 2009 were primarily ocean imports from Asia.  The increases from ocean import tonnage were slightly offset by reductions in print media, reflecting fewer orders for U.S. magazines and books by CHI’s international customers, along with a reduction in advertising pages in the comparable periods.

The first quarter of 2010 was the brokerage division’s first full quarter of operations. Revenue grew by $740,000, or 300%, to $986,000, compared to the thirteen weeks ended January 2, 2010. The rapid revenue growth in the brokerage division during the first six months of operation can be credited to the hiring of both inside and outside sales representatives that contracted 67 new clients in the thirteen weeks ended April 3, 2010.  By comparison, in the 13 weeks ended January 2, 2010, the brokerage division gained 38 new customers.

Seasonality of Revenues. While the Company’s revenues are generally not seasonal (as each quarter’s revenue approximates 25% of annual revenues), there may be on occasion special events (e.g., an historical or celebrity event or death of a celebrity or other public figure) or a publisher’s release of a new publication that favorably impact tonnage and resulting revenues in a particular quarter.

Gross Profit (Net Revenue). The Company’s gross profit (net revenue) in both the domestic and international divisions decreased for the first quarter of 2010 compared to the first quarter of 2009.  In addition, gross profit margins (gross profit (net revenue) as a percentage of gross revenue) decreased for both domestic and international divisions for the first quarter of 2010 compared to the first quarter of 2009.

The following table summarizes gross profit (net revenue) and gross profit margin for the domestic division, the international division, the brokerage division and the entire Company (dollars in thousands):

	For 13 Weeks Ending		For 13 Weeks Ending		Change
	April 3, 2010		April 4, 2009		Dollar	%
GROSS REVENUE DOMESTIC	$11,325	100.0%	$14,606	100.0%	$(3,281)	-22.5%

PURCHASED TRANSPORTATION	7,640	67.5%	7,102	48.6%	538	7.6%
OTHER TRANSPORTATION EXPENSE
PERSONNEL AND RELATED	-	0.0%	1,025	7.0%	(1,025)	N/A
INSURANCE	-	0.0%	135	0.9%	(135)	N/A
TRACTOR RENTALS AND MAINTENANCE	-	0.0%	648	4.4%	(648)	N/A
FUEL	-	0.0%	478	3.3%	(478)	N/A
TRAVEL EXPENSE	-	0.0%	70	0.5%	(70)	N/A
OTHER	-	0.0%	20	0.1%	(20)	N/A
TOTAL FREIGHT EXPENSE DOMESTIC	7,640	67.5%	9,478	64.9%	(1,838)	-19.4%

GROSS PROFIT DOMESTIC	3,685	32.5%	5,128	35.1%	(1,443)	-28.1%

GROSS REVENUE INTERNATIONAL	3,229	100.0%	2,837	100.0%	392	13.8%
FREIGHT EXPENSE	2,427	75.2%	1,778	62.7%	649	36.5%
GROSS PROFIT INTERNATIONAL	802	24.8%	1,059	37.3%	(257)	-24.3%

GROSS REVENUE BROKERAGE	986	100.0%	-	0.0%	986	N/A
FREIGHT EXPENSE	877	88.9%	-	0.0%	877	N/A
GROSS PROFIT BROKERAGE	109	11.1%	-	0.0%	109	N/A

TOTAL REVENUE	$15,540	100.0%	$17,443	100.0%	(1,903)	-10.9%
TOTAL GROSS MARGIN	$4,596	29.6%	$6,187	35.5%	(1,591)	-25.7%

During the first quarter of 2010 the domestic gross profit margin declined to 32.5% as compared to 35.1% for the first quarter of 2009. Contributing to the margin decline was the rising cost of purchased transportation, which was attributable in part to a 32% increase in the average price of diesel fuel during the first quarter of 2010 compared to the prior year period.  In addition, the declining pool tonnage reduced the companies consolidation opportunities, with full truck load utilization declining by 4.9% and less than truck load usage increasing by 4.3%. Domestic gross profit was $3.7 million for the first quarter of 2010, or 28.1% below the first quarter of 2009. The gross margin decline is primarily the result of the 23.7% decline in gross revenue combined with the higher cost of purchased transportation as a percent of gross revenues. The higher cost of purchased transportation was partly offset by a reduction in other transportation expenses.  During the fourth quarter of 2009, the company entered into an agreement with a large third party motor carrier to manage and operate a fleet providing dedicating motor carrier services to the Company. This arrangement replaced the in-house fleet of leased tractors and trailers previously operated by Evergreen Express Lines, Inc., a wholly-owned subsidiary of CGI.  As a result of the new arrangement, freight expenses previously incurred by the in-house fleet and classified as other transportation expenses were instead billed to the Company by the large third party carrier and were classified as purchased transportation.  Accordingly, the Company incurred higher purchased transportation expenses in the first quarter of 2010, compared to the first quarter of 2009, and incurred no other transportation expenses. The Company expects that it will no longer incur other transportation expenses going forward.

International gross profit margins declined to 24.30% in the first quarter of 2010 as compared to 37.3% for the comparable period in 2009.  International gross profit declined 13% due to the increase in freight expense and a change in the commodity mix of gross revenue including increases in Full Container Loads of ocean imports from Asia.

The brokerage division’s gross profit increased by $76,000, or 261%, compared to the fourth quarter of 2009. This increase can be attributed to the addition of new clients and recruitment of new carrier partners which have expanded its base of truckload carriers.

Selling, Operating and Administrative Expense (“SO&A”). The four tables below (one each for company-wide, the domestic division, the international division, and the brokerage division) summarize SO&A expenses (dollars in thousands) for first quarter of 2010 and 2009.  Other OSG&A, as used in the following tables, consists of repairs and maintenance, travel expenses, dues and subscriptions, warehouse equipment rentals, licenses, non-cash compensation, legal and professional fees.  All corporate overhead services (accounting, finance, billing and customer service, and information technologies) and all public company costs are included in the SO&A expenses for the domestic division.

Clark Holding Inc- SO&A Breakdown
1st Quarter 2010 vs 1st Quarter 2009
TOTAL	For 13 Weeks Ending April 3, 2010			For 13 Weeks Ending April 4, 2009
	OPERATIONS	ADMINISTRATIVE	TOTAL	OPERATIONS	ADMINISTRATIVE	TOTAL
SALARIES AND WAGES	3,426	75	3,501	3,435	147	3,582
GROUP INSURANCE	328	-	328	178	-	178
PROFIT SHARING	42	-	42	54	-	54
WORKERS COMPENSATION	63	-	63	18	-	18
	3,859	75	3,934	3,685	147	3,832

PACKAGING,OFFICE,COMPUTER SUPPLIES	236	-	236	184	-	184
OCCUPANCY EXPENSES	734	-	734	803	-	803
INSURANCE	49	26	75	35	27	62
CARGO LOSS & DAMAGE	(55)	-	(55)	31	-	31
OTHER SO&A	956	271	1,227	1,169	420	1,589
	1,920	297	2,217	2,222	447	2,669

	5,779	372	6,151	5,907	594	6,501

Personnel expense to gross revenue	24.8%	0.5%	25.3%	21.1%	0.8%	22.0%
All other SO&A to gross revenue	12.4%	1.9%	14.3%	12.7%	2.6%	15.3%
Total SO&A to gross revenue	37.2%	2.4%	39.6%	33.8%	3.4%	37.3%

Company-wide total SO&A expenses for the 13 weeks ended April 3, 2010 decreased 4.6% to $6.2 million versus $6.5 million for the 13 weeks ended April 4, 2009.    For the domestic and international divisions combined, SO&A expenses for the first quarter of 2010 decreased by 15.4% to $5.5 million versus $6.5 million for the first quarter of 2009.  This was offset by $0.7 million of SO&A expenses associated with the new brokerage division.

Personnel expense increased 2.6%, or $0.1 million, to $3.9 million in the first quarter of 2010 as compared to the first quarter of 2009.  For the domestic and international segments combined personnel expense decreased 7.9% or $0.3 million as compared to the first quarter of 2009.  This decrease was offset by personnel expenses associated with the new brokerage division.  The significant reduction from the first quarter of 2009 to the first quarter of 2010 in the domestic and international divisions  was due to management completing a series of cost restructurings, including reductions in force, wage freezes and wage reductions. In addition, management significantly reduced capital expenditure budgets and commenced several ongoing initiatives to further reduce the cost base in the fourth quarter and going forward and to improve free cash flow generation.

Other SO&A decreased by 18.5 % or $0.5 million during the first quarter of 2010 compared to the first quarter of 2009. This was due primarily to the reduction in occupancy costs, the elimination of all non essential distribution center expense and the elimination of outside consultants. For the domestic and international divisions combined (excluding the new brokerage division), there was a 25.9% reduction of other SO&A  costs, which was partially offset by the other SO&Aexpenses incurred in the new brokerage division.

Clark Holding Inc- SO&A Breakdown
1st Quarter 2010 vs 1st Quarter 2009
DOMESTIC	For 13 Weeks Ending April 3, 2010			For 13 Weeks Ending April 4, 2009
	OPERATIONS	ADMINISTRATIVE	TOTAL	OPERATIONS	ADMINISTRATIVE	TOTAL
SALARIES AND WAGES	2,162	75	2,237	2,674	147	2,821
GROUP INSURANCE	260	-	260	138	-	138
PROFIT SHARING	29	-	29	42	-	42
WORKERS COMPENSATION	46	-	46	14	-	14
	2,497	75	2,572	2,868	147	3,015

PACKAGING,OFFICE,COMPUTER SUPPLIES	120	-	120	118	-	118
OCCUPANCY EXPENSES	485	-	485	572	-	572
INSURANCE	31	26	57	17	27	44
CARGO LOSS & DAMAGE	(49)	-	(49)	24	-	24
OTHER SO&A	666	271	937	945	420	1,365
	1,253	297	1,550	1,676	447	2,123
	3,750	372	4,122	4,544	594	5,138

Personnel expense to gross revenue	22.0%	0.7%	22.7%	19.6%	1.0%	20.6%
All other SO&A to gross revenue	11.1%	2.6%	13.7%	11.5%	3.1%	14.5%
Total SO&A to gross revenue	33.1%	3.3%	36.4%	31.1%	4.1%	35.1%

Domestic total SO&A expenses for the first quarter of 2010 were $1 million less than the first quarter of 2009. This decline in expenses of 20.8% is the result of the cost restructuring plans implemented by management at the end of the second quarter 2009. Substantially all expense categories were reduced with the single largest reduction, of 21.4%, coming from personnel related expenses due to a reduction in workforce.

Clark Holding Inc- SO&A Breakdown
1st Quarter 2010 vs 1st Quarter 2009
INTERNATIONAL	For 13 Weeks Ending April 3, 2010			For 13 Weeks Ending April 4, 2009
	OPERATIONS	ADMINISTRATIVE	TOTAL	OPERATIONS	ADMINISTRATIVE	TOTAL
SALARIES AND WAGES	814	-	814	761	-	761
GROUP INSURANCE	68	-	68	41	-	41
PROFIT SHARING	13	-	13	13	-	13
WORKERS COMPENSATION	17	-	17	4	-	4
	912	-	912	819	-	819

PACKAGING,OFFICE,COMPUTER SUPPLIES	53	-	53	66	-	66
OCCUPANCY EXPENSES	205	-	205	232	-	232
INSURANCE	18	-	18	17	-	17
CARGO LOSS & DAMAGE	(6)	-	(6)	8	-	8
OTHER SO&A	153	-	153	221	-	221
	423	-	423	544	-	544
	1,335	-	1,335	1,363	-	1,363

Personnel expense to gross revenue	28.3%	0.0%	28.3%	28.9%	0.0%	28.9%
All other SO&A to gross revenue	13.1%	0.0%	13.1%	19.2%	0.0%	19.2%
Total SO&A to gross revenue	41.4%	0.0%	41.4%	48.1%	0.0%	48.1%

International total SO&A expenses decreased 6.2% in the first quarter of 2010 compared to the first quarter of 2009.  Improved efficiencies in the distribution centers and improved OS&A were partially offset by increases in sales related salary and wages.

Clark Holding Inc- SO&A Breakdown
1st Quarter 2010 vs 1st Quarter 2009
BROKERAGE	For 13 Weeks Ending April 3, 2010			For 13 Weeks Ending April 4, 2009
	OPERATIONS	ADMINISTRATIVE	TOTAL	OPERATIONS	ADMINISTRATIVE	TOTAL
SALARIES AND WAGES	450	-	450	-	-	-
GROUP INSURANCE	-	-	-	-	-	-
PROFIT SHARING	-	-	-	-	-	-
WORKERS COMPENSATION	-	-	-	-	-	-
	450	-	450	-	-	-

PACKAGING,OFFICE,COMPUTER SUPPLIES	63	-	63	-	-	-
OCCUPANCY EXPENSES	44	-	44	-	-	-
INSURANCE	-	-	-	-	-	-
CARGO LOSS & DAMAGE	-	-	-	-	-	-
OTHER SO&A	137	-	137	-	-	-
	244	-	244	-	-	-
	694	-	694	-	-	-

Personnel expense to gross revenue	45.7%	0.0%	45.7%	0.0%	0.0%	0.0%
All other SO&A to gross revenue	24.7%	0.0%	24.7%	0.0%	0.0%	0.0%
Total SO&A to gross revenue	70.4%	0.0%	70.4%	0.0%	0.0%	0.0%

Total SO&A expenses for the brokerage division reached $0.7 million during the 13 weeks ended April 3, 2010 an expansion of $0.2 million versus the thirteen weeks ended January 2, 2010. The increase in expenses can be attributed to the addition of sales and operations personnel in the three branch offices. One-time startup expenses peaked at $0.2 million in the 13 weeks ended January 2, 2010 and were declining as the brokerage division matured. The bulk of the start-up expenses during the first quarter of 2010 included software implementation, recruiting and consulting expenses.

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

Simultaneously with the Acquisition, we entered into a credit agreement with BOA (at the time known as LaSalle Bank National Association), which was subsequently amended on April 17, 2009, September 15, 2009 and February 26, 2010.  The credit agreement with BOA, as amended, provided for a term loan of $4.7 million and revolving loans and letters of credit of up to $2.128 million.  As of January 2, 2010, the outstanding balance of the term loan was $2.895 million, the outstanding balance of the revolving loans was $0 and the outstanding balance of the letters of credit was $0.718 million.  On March 5, 2010, the Company entered into the Credit Agreement with Cole Taylor Bank, using a portion of the proceeds from its initial loan under the new Facility, in combination with available cash, to repay its then-existing loans from BOA.  Under the new Facility, the Company received a financing commitment of up to $6 million.  Interest on the new Facility is payable at 200 basis points over the prime rate or 450 basis points over LIBOR.  The new Facility is secured by substantially all of the Company’s assets.   The Credit Agreement and the new Facility are more fully described under this Item 2 in the section entitled “Recent Events – Credit Facility with Cole Taylor Bank.” As of April 3, 2010, the outstanding term loan balance was $0 and the outstanding revolving loan balance was $2,105,715.

For the 13 week period ended April 3, 2010, the Company’s fixed charge coverage ratio exceeded the limit of 1.05:1 set forth in the Credit Agreement with Cole Taylor, constituting an event of default under the Facility.  On May 24, 2010, the Company entered into the First Amendment with Cole Taylor, as more fully described above under this Item 2 in the section entitled “Recent Events – Credit Facility with Cole Taylor Bank.”

The amortization of the identifiable intangibles is a $1,249,000 charge per year for financial statement purposes.  This amortization is not deductible for tax purposes.  Consequently, our future outlays for income taxes are expected to exceed our income tax expense by approximately $500,000 per year assuming a 40% effective tax rate.

In October 2008, the Company signed a software and equipment agreement with an IBM services partner to implement a new accounting and operational software (ERP) package.  Simultaneously, the Company is also updating and making selective improvements to its infrastructure to support compliance with regulatory requirements and to accommodate the new application suite.  These projects will be funded through a combination of internally generated cash flow, and operating and/or capital leases.  This project was suspended during 2009.  This project was resumed during the first quarter of 2010 and we expect to “go live”during the third quarter of 2010.

Cash Flows

The following table summarizes our historical cash flows:

	13 Weeks Ended
	(In thousands)
	April 3, 2010	April 4, 2009
Cash (used in) operating activities	$(2,014)	$(1,384)
Cash (used in) investing activities	$(31)	$(233)
Cash (used in) financing activities	$(789)	$(473)

The discussion of our cash flows that follows is based on our historical cash flows for the 13 weeks ended April 3, 2010 and April 4, 2009.

Cash Flow from Operating Activities. Net cash used in operating activities for the 13 weeks ended April 3, 2010 was $2.0 million, versus net cash used in operations for the 13 weeks ended April 4, 2009 of $1.4 million.   The decrease in cash flow from operations for the first quarter of 2010 versus the first quarter of 2009 was due to funding the start up of the brokerage division and to declining operating margins in the domestic and international divisions.

Cash Flow from Investing Activities. Net cash used in investing activities for the 13 weeks ended April 3, 2010 was less than $0.1 million, reflecting capital expenditures for the period.  During the 13 weeks ended April 4, 2009, net cash used in investing activities was $0.2 million.

Cash Flow from Financing Activities. Net cash used in financing activities for the 13 weeks ended April 3, 2010 was $0.8 million.  This was associated with payments made in refinancing the $2.9 million outstanding associated with the BOA term loan, offset by borrowing $2.1 million under the Facility with Cole Taylor.  Our availability at the end of the quarter on the Cole Taylor Facility was $1.6 million. Net cash used in financing activities for the 13 weeks ended April 4, 2009 was $0.5 million, reflecting two amortization payments to BOA.

Disclosures About Contractual Obligations

CHI has non-cancelable operating leases, primarily for real property and principal repayments associated with the senior credit facility.  The leases require CHI to pay maintenance, insurance and other operating expenses.

	(Thousands)
	Payments due by period
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases (1)	$5,939	$2,487	$3,088	$364	$-
ERP Systems	$286	$109	$146	$31	$-
Subtotal	$6,225	$2.596	$3,234	$395	$-
Revolving Line of Credit	$2,106	$2,106	$-	$-	$-
Total	$8,331	$4,702	$3,234	$395	$-

(1)	Excludes payments of maintenance, insurance and other operating expenses associated with the lease agreements. These amounts did not represent a significant portion of CHI’s lease obligations in 2010.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have had, or are reasonably likely to have, a material current or future effect on our consolidated financial statements or financial condition.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and principal accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 3, 2010.  Based upon their evaluation, they concluded that our disclosure controls and procedures were effective, except to the extent those controls and procedures were affected by the material weaknesses identified in our internal control over financial reporting, as set forth in our 2009 Form 10-K.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

In our 2009 Form 10-K, we identified material weaknesses in our internal control over financial reporting.  In order to remedy such material weaknesses, we made changes to our internal control over financial reporting.  In connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, our management identified the following changes that occurred during the fiscal quarter ended April 3, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•
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

•
Our new financial system and software has been acquired, is in the implementation process, and will be operational by the end of the third quarter of 2010 This software and system has been and is currently used in many public companies, has a global presence and provides off the shelf capabilities and features that reduce the complexity and intricacy of designing and developing accounting and reporting controls and capabilities, thus accelerating the implementation. The activities of Business Requirements and Analysis have been completed, and we are following a proven methodology of design and integration of the software to meet the specific needs of Clark’s business. The new financial system will integrate controls, administrative and management reporting capabilities with improved security over the data and improved audit capabilities. The use of this modern database-oriented financial and accounting system will improve the Company’s ability to perform detailed analysis and reporting, reduce the monthly, quarterly and annual information cycles, as related to accounting and compliance reporting, provide a higher level of automated control on system access and enable user process workflow capabilities.

•
Through the acquisition of The Clark Group, Inc. on February 12, 2008, and aggressive recruiting, the Company has hired additional resources with expertise in the selection and application of generally accepted accounting principles commensurate with their financial reporting requirements. Currently, there are 5 Certified Public Accountants within the Company. In addition, the Company worked very closely with outside consultants in their 404(a) assessment to improve the effective controls to ensure a reasonable assurance that management review procedures were properly performed over the accounts and disclosures of the financial statements.

•
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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

On or about July 10, 2009, Multi-Media International filed a complaint against CGI and its subsidiaries, CDS, HDS, CWT and Evergreen Express Lines, Inc., seeking class action status in the United States District Court for the District of New Jersey. On behalf of the putative class, plaintiff seeks to recover alleged excessive fuel charges, enjoin the alleged improper calculation of fuel charges by defendants and impose punitive damages and attorney’s fees. The Company believes that the allegations in the lawsuit are without merit and it intends to vigorously defend itself. However, the ultimate outcome of this action and the amount of liability that may result, if any, is not presently determinable. During the fiscal quarter ender April 3, 2010, there were no material developments in the Multi-Media International lawsuit. The lawsuit is more fully described in the Company’s 2009 Form 10-K.

Item 1A. Risk Factors.

There have been no material changes in the Company’s risk factors during the fiscal quarter ended April 3, 2010 from those previously disclosed in the Company’s 2009 Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

For the 13 week period ended April 3, 2010, the Company’s fixed charge coverage ratio exceeded the limit of 1.05:1 set forth in the Credit Agreement with Cole Taylor, constituting an event of default under the Facility.  On May 24, 2010, the Company entered into the First Amendment with Cole Taylor, pursuant to which, among other things, Cole Taylor waived the event of default.  The event of default and the First Amendment are more fully described in Part I under Item 1 in the section entitled “Recent Events – Credit Facility With Cole Taylor Bank,” and such description is incorporated herein by reference.

Item 4.   Reserved.

Item 5.   Other Information.

The following disclosure is provided in response to the requirements of Item 1.01 of Form 8-K: On May 24, 2010, the Company entered into the First Amendment with Cole Taylor.  The First Amendment is more fully described in Part I under Item 1 in the section entitled “Recent Events – Credit Facility With Cole Taylor Bank,” and such description is incorporated herein by reference.  The First Amendment is attached hereto as Exhibit 10.1.

Item 6.   Exhibits

Exhibit No.	Description

10.1
First Amendment to Credit and Security Agreement dated as of May 24, 2010, by and among Cole Taylor Bank and Clark Holdings Inc., The Clark Group, Inc., Clark Distribution Systems, Inc., Highway Distribution Systems, Inc., Clark Worldwide Transportation, Inc. and Evergreen Express Lines, Inc.*

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

CLARK HOLDINGS INC.

Date: May 24, 2010	/s/ Gregory E. Burns
Gregory E. Burns
Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2010	/s/ Stephen Spritzer
Stephen Spritzer
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
First Amendment to Credit and Security Agreement dated as of May 24, 2010, by and among Cole Taylor Bank and Clark Holdings Inc., The Clark Group, Inc., Clark Distribution Systems, Inc., Highway Distribution Systems, Inc., Clark Worldwide Transportation, Inc. and Evergreen Express Lines, Inc.*

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