Form 10-Q
period 2010-07-03
Clark Holdings Inc.
filed 2010-08-17
CIK 1338401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ___________.

Commission file number: 001-32735

CLARK HOLDINGS INC.
 (Exact name of registrant as specified in its charter)

Delaware	43-2089172
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

121 New York Avenue, Trenton, New Jersey
(Address of principal executive offices) (Zip Code)

(609) 396-1100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorted period that the registrant was required to submit and post such files).  ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

As of August 16, 2010, we had 12,032,193 shares of common stock issued and outstanding.

CLARK HOLDINGS INC.
AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTER ENDED JULY 3, 2010

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CLARK HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	(Unaudited)
	July 3, 2010	January 2, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,113	$2,879
Restricted cash	–	718
Accounts receivable, net	6,743	5,073
Income tax receivable	616	–
Other receivables	208	414
Prepaid expenses	852	397
Deferred tax assets-current	947	483
Total Current Assets	10,479	9,964

PROPERTY AND EQUIPMENT, net of accumulated depreciation	1,869	2,529

INTANGIBLE ASSETS, net of accumulated amortization	13,633	14,257

TOTAL ASSETS	$25,981	$26,750

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$3,428	$2,895
Accounts payable	5,548	3,502
Accrued expenses and other payables	4,724	5,165
Total Current Liabilities	13,700	11,562

DEFERRED TAX LIABILITIES-NON-CURRENT	4,213	5,267

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock-$.0001 par value; 1,000,000 shares authorized;none issued	–	–
Common stock-$.0001 par value; 400,000,000 shares authorized; 10,858,755 issued and outstanding at July 3, 2010 and January 2, 2010	1	1
Additional paid-in capital	73,584	73,535
Accumulated deficit	(65,517)	(63,615)
Total Shareholders' Equity	8,068	9,921

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$25,981	$26,750

See accompanying notes to condensed consolidated financial statements.

CLARK HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In Thousands)

	13 Weeks Ended		26 Weeks Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Gross Revenues	$18,837	$16,491	$34,377	$33,934

Freight expense	(13,465)	(10,310)	(24,410)	(21,558)
Depreciation and amortization	(414)	(425)	(820)	(840)
Operating, selling and administrative expense	(6,127)	(6,906)	(12,279)	(13,417)
Impairment charge	(594)	–	(594)	–
Loss from operations	(1,763)	(1,150)	(3,726)	(1,881)

Interest income	–	1	2	1
Interest expense	(39)	(40)	(80)	(63)
Loss before income taxes	(1,802)	(1,189)	(3,804)	(1,943)
Benefit for income taxes	1,153	438	1,902	660

Net loss	$(649)	$(751)	$(1,902)	$(1,283)

Loss per share
Basic and diluted	$(0.06)	$(0.07)	$(0.18)	$(0.12)

Weighted average shares used to compute loss per share
Basic and diluted	10,859	10,859	10,859	10,859

See accompanying notes to condensed consolidated financial statements

 .
CLARK HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands)

	26 Weeks Ended
	July 3, 2010	July 4, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,902)	$(1,283)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	196	135
Amortization	624	705
Stock-based compensation expense	49	54
Deferred income tax benefit	(1,518)	(326)
Impairment charges	594	–
Provision for doubtful accounts and allowances	163	45
Changes in operating assets and liabilities:
Accounts receivable	(1,833)	94
Income tax receivable	(616)	–
Other receivables	206	13
Prepaid expenses	(455)	(700)
Accounts payable	2,046	861
Accrued expenses and other payables	(441)	545
Net cash provided (used) by operating activities	(2,887)	143

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(210)	(709)
Proceeds from disposal of assets	80	–
Net cash used in investing activities	(130)	(709)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of term loan	(2,895)	(710)
Net bank credit line proceeds	3,428	–
Decrease in restricted cash	718	–
Net cash provided (used) by financing activities	1,251	(710)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,766)	(1,276)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,879	3,915

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,113	$2,639

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$80	$63
Income taxes paid	$–	$302

See accompanying notes to condensed consolidated financial statements.

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business. Clark Holdings Inc. (the “Company”) is a holding company which conducts its business through its operating subsidiaries.  The Company provides transportation management and logistics services to the print media and other industries, providing ground, air, and ocean freight forwarding, as well as contract logistics, customs clearances, distribution, inbound logistics, truckload brokerage, and other supply chain management solutions.

Basis of Presentation.  The condensed consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Article 8 of Regulation S-X.  In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods indicated.  You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2010, filed with the SEC on April 19, 2010.  The January 2, 2010 consolidated balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP.

The condensed consolidated financial statements include the accounts of Clark Holdings Inc., a Delaware corporation, and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  As of July 3, 2010, there have been no significant changes to any of the Company’s accounting policies as set forth in the Annual Report on Form 10-K for the year ended January 2, 2010.

The results of operations for the 13 and 26 weeks ended July 3, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending January 1, 2011.

Reclassifications.  Certain prior period balances have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported results of operations or shareholders’ equity.

Estimates and Uncertainties. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company’s most significant estimates and assumptions made in the preparation of the condensed consolidated financial statements relate to revenue recognition, accounts receivable allowance for doubtful accounts, intangible assets, income taxes, and accrued expenses.  Actual results could differ from those estimates.

 As reflected in the accompanying condensed consolidated financial statements, the Company incurred a net loss of approximately $1.9 million for the 26 weeks ended July 3, 2010.  By May of 2010, management completed a series of cost restructurings including a reduction in workforce, wage freezes and wage reductions that resulted in reducing the annual payroll by $2.5 million on an annualized basis.  In addition, the Company reduced capital expenditure budgets and amended its credit facility agreement on May 24, 2010 (Note 4).  Since then, the Company has undertaken a number of initiatives to further reduce its costs and increase its revenues.  While management believes that these actions taken to improve the Company’s operating and financial requirements will allow the Company to sustain its future operations and meet its financial covenants, further steps may to be taken if the above actions are insufficient.

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Liquidity.  Over the next twelve months, the Company’s operations may require additional funds and it may seek to raise such additional funds through public or private sales of debt or equity securities, or securities convertible or exchangeable into such securities, strategic relationships, bank debt, lease financing arrangements, or other available means.  No assurance can be provided that additional funding, if sought, will be available or, if available, will be on acceptable terms to meet the Company’s business needs.  If additional funds are raised through the issuance of equity securities, stockholders may experience dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of the Company’s common stock.  If additional funds are raised through debt financing, the debt financing may involve significant cash payment obligations and financial or operational covenants that may restrict the Company’s ability to operate its business.  An inability to fund its operations or fulfill outstanding obligations could have a material adverse effect on the Company’s business, financial condition, results of operations and ability to meet its financial covenants.

Fair Value of Financial Instruments.  The carrying value of cash equivalents, accounts receivable, accounts payable and short-term debt reasonably approximate their fair value due to the relatively short maturities of these instruments.  The fair value estimates presented herein were based on market or other information available to management.  The use of different assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Restricted Cash.  At January 2, 2010, $718,000 of bank deposits were classified as restricted as collateral for outstanding letters of credit issued by the Company’s former bank.  On March 18, 2010, the restricted cash was released as part of the Company’s refinancing of its bank credit facility (see Note 4) and the proceeds were used to pay down the bank line.

Income Taxes.  The Company recognizes deferred tax assets, net of applicable valuation allowances, related to net operating loss carry-forwards and certain temporary differences and deferred tax liabilities related to certain temporary differences.  The Company recognizes a future tax benefit to the extent that realization of such benefit is considered to be more likely than not.  This determination is based upon the projected reversal of taxable temporary differences, projected future taxable income and use of tax planning strategies.  Otherwise, a valuation allowance is applied.  To the extent that the Company’s deferred tax assets require valuation allowances in the future, the recording of such valuation allowances would result in an increase to its tax provision in the period in which the Company determines that such a valuation allowance is required.

The Company evaluates the need for a deferred tax valuation allowance quarterly.  No valuation allowance was required as of July 3, 2010 and January 2, 2010 as it was deemed more likely than not that the Company’s deferred tax assets will be realized.  Although the Company incurred substantial losses before income taxes for the 26 weeks ended July 3, 2010 and the year ended January 2, 2010, management believes that it is more likely than not that the Company will recognize the deferred tax assets.  However, if future events change management’s assumptions and estimates regarding the Company’s future earnings, a significant deferred tax asset valuation allowance may have to be established.

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-09 (ASU 2010-09) to Codification Topic 855, Subsequent Events. This update requires that all SEC filers must evaluate subsequent events through the date the financial statements are issued. However, it no longer requires filers to disclose either the issuance date or the revised issuance date. The amended Codification Topic 855 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company has evaluated subsequent events for appropriate accounting and disclosure in accordance with ASU 2010-09.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13), which amends Codification Topic 605, Revenue Recognition. This update provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. This update also establishes a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact the adoption of the update may have on its consolidated results of operations and financial position.

NOTE 3 – CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

($000s)		(Unaudited)
		July 3, 2010	January 2, 2010
Accounts receivable, net
Accounts receivable, gross		$7,179	$5,346
Allowance for doubtful accounts		(412)	(244)
Allowance for cargo claims		(24)	(29)
		$6,743	$5,073

Property and Equipment, net	Useful Lives
Land		$71	$71
Building	40	465	465
Equipment	3 – 7 years	642	611
Furniture and fixtures	7 years	300	222
IT systems	3 years	903	882
Leasehold improvements	5 – 10 years	163	163
Construction-in-progress		–	594
		2, 544	3,008
Less: Accumulated depreciation and amortization		(675)	(479)
		$1,869	$2,529

Intangible Assets, net
Customer list	12 years	$13,588	$13,588
Trade names	–	2,314	2,314
Non-compete agreements	5 years	1,013	1,013
		16,915	16,915
Less: Accumulated amortization		(3,282)	(2,658)
		$13,633	$14,257

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – DEBT

On February 12, 2008, the Company entered into a credit agreement with Bank of America, N.A. (“BOA,” at the time known as LaSalle Bank National Association), which was subsequently amended on April 17, 2009, September 15, 2009 and February 26, 2010.  Beginning in May 2009, the Company was not in compliance with certain of the financial covenants contained in the credit agreement.  Pursuant to the September 15, 2009 amendment, BOA agreed to forbear from exercising its rights arising from such non-compliance.

The credit agreement with BOA, as amended through September 15, 2009, provided for a term loan of $4,700,000, revolving loans and letters of credit of up to $2,218,000 and a termination date of February 28, 2010.  The term loan and revolving loans bore interest at LIBOR plus 4% or at the prime rate, the outstanding letters of credit bore interest at 4% and the facility had an annual unused line fee of 0.675%.  The facility was collateralized by a senior security interest in substantially all of the Company’s assets.  Pursuant to the February 26, 2010 amendment, the termination date was extended to March 9, 2010.

On March 5, 2010, the Company entered into a new credit agreement with Cole Taylor Bank for a three year revolving line of credit.  Simultaneously with entering into the new credit agreement, the Company terminated its prior credit agreement with BOA and made an initial draw under the new facility to repay then-outstanding loans.  The new credit agreement provides for a revolving credit facility of up to $6,000,000, with a $1,000,000 sublimit for letters of credit.  Under the terms of the credit agreement, the Company may borrow up to the lesser of (i) $6,000,000 and (ii) an amount derived from the Company’s eligible accounts receivable less certain specified reserves and the value of outstanding letters of credit.  The credit facility is collateralized by a first priority security interest in substantially all of the Company’s assets and requires payment of interest only during the facility’s three year term.  The interest rate on the line of credit varies based on the bank’s prime rate or LIBOR and is equal to the greater of 6% or the bank’s prime rate plus 2%, for borrowings based on the prime rate, or LIBOR plus 4.5%, for borrowings based on LIBOR.  At July 3, 2010 the applicable interest rate on amounts drawn under the term note and the line of credit was 7%.

The Company must comply with certain affirmative and negative covenants customary for a credit facility of this type, including limitations on liens, debt, mergers, and consolidations, sales of assets, investments and dividends. The Company’s credit facility is also subject to financial covenants.  As amended on May 24, 2010, current financial covenants include a minimum cumulative EBITDA covenant set at 85% of management’s revised plan presented to the bank on May 10, 2010 measured on a monthly basis until January 1, 2011.  Thereafter, the Fixed Charge Coverage ratio, as defined in the credit agreement shall not be less than 1.05:1 calculated on a Trailing 52 week basis.  At July 3, 2010,  the Company was in compliance with all of its financial covenants.  At January 2, 2010 the Company was in compliance with its financial covenants in accordance with the September 15, 2009 amendent to the credit agreement with BOA.

As of July 3, 2010, the Company had an outstanding balance of $3,428,000 under the revolving line and approximately $175,000 of undrawn availability under the credit line.  At January 2, 2010, the Company had an outstanding balance of $2,895,000 drawn under its revolving credit line, with about $1,683,000 of undrawn availability.

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LOSS PER SHARE

Basic loss per share is computed using the weighted average number of common shares outstanding.  Diluted loss per share is computed using the weighted average number of common shares outstanding as adjusted for the incremental shares attributable to outstanding options and warrants to purchase common stock.

The following table sets forth the computation of the basic and diluted loss per share:

	13 Weeks Ended		26 Weeks Ended
($000s)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Numerator for basic and diluted:
Net loss	$(649)	$(751)	$(1,902)	$(1,283)

Denominator :
For basic loss per common share – weighted average shares outstanding	10,858,755	10,858,755	10,858,755	10,858,755
Effect of dilutive securities - stock options, restricted stock units and warrants	–	–	–	–
For diluted loss per common share – weighted average shares outstanding adjusted for assumed exercises	10,858,755	10,858,755	10,858,755	10,858,755

Basic loss per share	$(0.06)	$(0.07)	$(0.18)	$(0.12)

Diluted loss per share	$(0.06)	$(0.07)	$(0.18)	$(0.12)

The following options and warrants to purchase common stock were excluded from the computation of diluted loss per share for the 13 and 26 weeks ended July 3, 2010 and July 4, 2009 because their exercise price was greater than the average market price of the common stock or as a result of the Company’s net loss for those periods:

	13 Weeks Ended		26 Weeks Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Anti-dilutive options and warrants	13,941,139	13,663,205	13,954,737	13,596,158

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCK-BASED COMPENSATION

The effect of recording stock-based compensation for the 13 and 26 weeks ended July 3, 2010 and July 4, 2009 was as follows:

	13 Weeks Ended		26 Weeks Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Stock-based compensation expense by type of award:
Employee stock options	$16,458	$19,912	$32,561	$34,013
Non-employee director stock options	7,056	9,565	15,850	19,785
Employee restricted stock units	451	–	901	–
Total stock-based compensation expense	$23,965	$29,477	$49,312	$53,798
Tax effect of stock-based compensation recognized	(9,155)	(11,773)	(18,837)	(21,487)
Net effect on net loss	$14,810	$17,704	$30,475	$32,311

Excess tax benefit effect on:
Cash flows from operations	$–	$–	$–	$–
Cash flows from financing activities	$–	$–	$–	$–
Effect on loss per share:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

As of July 3, 2010, the unrecorded deferred stock-based compensation balance was $146,313 after estimated forfeitures and will be recognized over an estimated weighted average amortization period of about 9.0 years.  During the 13 weeks ended July 3, 2010, the Company granted 90,000 stock options with an estimated total grant-date fair value of $14,783 after estimated forfeitures.  During the 26 weeks ended July 3, 2010, the Company granted 140,000 stock options with an estimated total grant-date fair value of $26,610 after estimated forfeitures.  During the 13 weeks ended July 4, 2009, the Company granted 107,250 stock options with an estimated total grant-date fair value of $39,317 after estimated forfeitures.  During the 26 weeks ended July 4, 2009, the Company granted 340,750 stock options with an estimated total grant-date fair value of $107,819 after estimated forfeitures.

Valuation Assumptions

The Company estimates the fair value of stock options using a Black-Scholes option-pricing model.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the straight-line attribution approach with the following weighted-average assumptions:

	13 Weeks Ended		26 Weeks Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Risk-free interest rate	3.0%	3.0%	3.0%	3.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	62%	58%	62%	58%
Average expected life of options	6.0 years	6.5 years	6.3 years	6.5 years

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCK-BASED COMPENSATION (CONTINUED)

Authoritative guidance issued by the FASB requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable.  In addition, option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.  Given the limited trading history of the Company’s stock, the expected stock price volatility assumption was determined using the historic volatility of a peer group of comparable logistic companies with similar attributes, including market capitalization, annual revenues, and debt leverage.

The Company uses the simplified method suggested by the SEC in authoritative guidance for determining the expected life of the options.  Under this method, the Company calculates the expected term of an option grant by averaging its vesting and contractual term.  The Company estimates its applicable risk-free rate based upon the yield of U.S. Treasury securities having maturities similar to the estimated term of an option grant.

Equity Incentive Program

The Company’s equity incentive program is a broad-based, long-term retention program that is intended to attract and retain qualified and experienced management, and align stockholder and employee interests.  The equity incentive program presently consists of the Company’s 2007 Long-Term Incentive Equity Plan (the “Plan”).  Under this Plan, non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of the Company’s stock, restricted stock units and other types of equity awards.  Under the equity incentive program, stock options generally have a vesting period of three years, are exercisable for a period of ten years from the date of issuance and are not granted at prices less than the fair market value of the Company’s common stock at the grant date.  Options and restricted stock units may be granted with varying service-based vesting requirements.  The Company settles Plan stock option exercises and restricted stock grants with newly issued common shares.

Under the Company’s 2007 Plan, 930,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of July 3, 2010, 155,400 common shares were available for future issuance under the 2007 Plan.

The following table summarizes the stock option plan activity for the indicated periods:

	Number of Shares	Weighted Average Exercise Price
Balance outstanding at January 2, 2010	727,750	$1.08
26 weeks ended July 3, 2010:
Options granted	140,000	0.40
Options exercised	–	–
Options cancelled/expired/forfeited	(128,250)	1.62
Balance outstanding at July 3, 2010	739,500	$0.86

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCK-BASED COMPENSATION (CONTINUED)

The options outstanding and exercisable at July 3, 2010 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price

$0.32 to $0.50	209,250	9.7	$0.42	1,666	$0.45
$0.56 to $0.87	480,250	9.0	0.72	97,833	0.72
$4.06	50,000	7.7	4.06	33,333	4.06
	739,500	9.1	$0.86	132,832	$1.55

At July 3, 2010, none of the Company’s exercisable options were in-the-money.  At July 3, 2010, the aggregate intrinsic value of options outstanding and exercisable was $0.  No options were exercised during the 13 or 26 weeks ended July 3, 2010.

The weighted average grant date fair value of options granted during the 13 and 26 months ended July 3, 2010 was $0.20 and $0.25, respectively.  The weighted average grant date fair value of options granted during the 13 and 26 months ended July 4, 2009 was $0.46 and $0.38, respectively.

NOTE 7 – ACQUISITION OF CLARK GROUP, INC.  AND IMPAIRMENT CHARGES

On February 12, 2008, the Company consummated its acquisition of all of the issued and outstanding capital stock of Clark Group, Inc. (“CGI”) for total consideration of $75,000,000 (of which $72,527,473 was paid in cash and $2,472,527 by the issuance of 320,276 shares of the Company’s common stock valued at $7.72 per share,).  In connection with the closing of the Acquisition, the Company changed its name from Global Logistics Acquisition Corporation to Clark Holdings Inc.

Acquisition Accounting

The Company accounted for the acquisition under the purchase method of accounting.  Accordingly, the cost of the acquisition was allocated to the assets and liabilities based upon their respective fair values, including identifiable intangibles and the remaining cost was allocated to goodwill.  During the first three quarters of 2008, additional adjustments to the preliminary purchase price allocation were recorded to goodwill.

The final allocation of the fair value of the assets acquired and liabilities assumed in the acquisition of CGI was as follows:

Current assets	6,956,000
Current assets of discontinued operations	388,000
Property and equipment	1,394,000
Intangibles	20,651,000
Goodwill	63,910,000
Current liabilities	(7,441,000)
Current liabilities of discontinued operations	(132,000)
Deferred tax liability	(7,738,000)
Total fair value of assets and liabilities	77,988,000

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – ACQUISITION OF CLARK GROUP, INC. AND IMPAIRMENT CHARGES (CONTINUED)

Goodwill & Intangible Asset Impairments

In accordance with authoritative guidance, during the fourth quarter of 2008, the Company performed its annual impairment test for goodwill and intangible assets with an indefinite life.  The evaluation resulted in a $63,910,000 impairment charge which was included in the “impairment of goodwill and intangible assets” line item in the consolidated statements of operations.

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

Intangibles assets with an indefinite life (i.e., trade names), were evaluated for impairment at January 3, 2009 and January 2, 2010, by management in accordance with authoritative guidance using the “relief from royalty” method.  This evaluation resulted in a $2,658,000 impairment charge for the period ended January 3, 2009 and a $406,000 impairment charge for the 52 weeks ended January 2, 2010, which was included in the “impairment of goodwill and intangible assets” line item in the consolidated statements of operations.

Due to the continuing adverse economic impact on the Company’s market capitalization along with the operating losses incurred during 2009, management evaluated intangibles and fixed assets with definite lives for impairment as of January 2, 2010, in accordance with authoritative guidance.  Management’s projections of undiscounted future cash flows did not exceed the carrying amount of the non-compete agreement intangible assets.  As a result of this testing, the Company calculated the fair value of these non-compete agreements, which resulted in $671,000 impairment charge.  This impairment charge was included in the “impairment of goodwill and intangible assets” line item in the consolidated statements of operations.

Impairment charges reflected in the statement of operations for the year ended January 2, 2010, and the period ended January 3, 2009, were as follows:

Impairment	January 2, 2010	January 3, 2009
Goodwill	$—	$63,910,000
Trade names	406,000	2,658,000
Non-compete agreements	671,000	—
Total	$1,077,000	$66,568,000

During the 13 weeks ended July 3, 2010, the Company recognized $594,000 of impairment charges related to abandoned IT investments not yet placed into service that had previously been capitalized as “Construction-in-progress” plant and equipment assets.  The non-cash charges associated with these impairments are recognized as “Impairment charges” in the Company’s Condensed Consolidated Statements of Operations and Cash Flows.

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – ACQUISITION OF CLARK GROUP, INC. AND IMPAIRMENT CHARGES (CONTINUED)

Escrow

At closing of the acquisition, an escrow agreement was entered into and funded in the amount of $8,300,000 to provide for potential indemnification claims that might arise as a result of any breaches of the sellers’ covenants, representations and warranties under the acquisition agreement and other post-closing provisions of the agreement. In accordance with the escrow agreement, $2,800,000 was released from escrow in 2008.  On February 9, 2009, the Company issued a notice of claim against the Indemnification Escrow, stating that the Company, as buyer, was entitled to receive funds from the escrow in the amount of approximately $3,541,000.  On March 18, 2009, the Sellers made a demand for arbitration for release of the escrow funds and, on April 15, 2009, the Company made a counterclaim seeking recovery from the funds held in escrow of no less than $3,600,000.  On August 11, 2009, the Company issued a second notice of claim against the Indemnification Escrow, stating that the Company was entitled to receive funds from the escrow in the amount of $5,000,000, constituting the full amount remaining in the escrow.  On December 31, 2009, the Company settled the claims giving rise to the arbitration.  Pursuant to the settlement agreement, approximately $3,764,000 of the escrow funds were released to the Sellers and approximately $1,286,000 of the escrow funds were released to the Company (which together constituted all the funds remaining in escrow).  These funds were reported as other income on the consolidated statements of operations.

NOTE 8 – WARRANTS & CONTINGENTLY ISSUABLE SHARES

Warrants

On February 21, 2006, in an initial public offering, the Company sold 10,000,000 units (“Units”) in the Offering for $8.00 per Unit.   On March 1, 2006, pursuant to the underwriters’ over-allotment option, the Company sold an additional 1,000,000 Units for $8.00 per Unit.  Each unit consisted of one share of common stock, par value $.0001 per share (“Share”), and one warrant to purchase one Share at an exercise price of $6.00 per Share (“Warrant”).  The warrants became exercisable upon the completion of the acquisition of Clark Group Inc. on February 12, 2008 and expire on February 15, 2011.  The warrants were originally redeemable at a price of $.01 per warrant upon 30 days notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.  Under the terms of the Warrant Agreement governing the warrants, the Company is required to use its best efforts to register the warrants and maintain such registration.  Holders of these warrants do not have the right to receive a net cash settlement or other consideration in lieu of physical settlement in shares of the Company’s common stock.

Contingently Issuable Shares

Founders of the Company placed 1,173,438 shares of common stock into escrow pending the Company’s closing stock price for any 20 day trading period, within a 30 day trading period, exceeding $11.50 per share before February 12, 2013.  If the escrow release condition is not satisfied by February 12, 2013, the shares in escrow will be returned to the Company’s transfer agent for cancellation.  As a result of the condition to which the escrowed shares are subject, these shares are considered contingently issuable, and as such, are excluded from outstanding shares and earnings per share calculations.  Accordingly, the Company may in the future recognize a charge based on the fair value of these restricted shares over the expected period of time it may take to achieve the target price, if and only if the expected probability of the share price attaining the specified market price exceeds 50 percent.

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – BUSINESS SEGMENTS

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

Financial information on business segments for the 13 weeks ended July 3, 2010, and July 4, 2009, is as follows:

For 13 Weeks Ending July 3, 2010
($000s)	Domestic	International	Brokerage	Consolidated
Gross revenues	$12,349	$4,962	$1,526	$18,837
Freight expense	(8,360)	(3,741)	(1,364)	(13,465)
Impairment charge	(594)	–	–	(594)
Operating, selling and administrative expense (a)	(4,060)	(1,299)	(768)	(6,127)
Loss from operations before depreciation, amortization, interest and taxes	$(665)	$(78)	$(606)	$(1,349)

Total assets	$20,608	$4,180	$1,193	$25,981
Capital expenditures	$38	$40	$21	$99

For 13 Weeks Ending July 4, 2009
($000s)	Domestic	International	Brokerage	Consolidated
Gross revenues	$13,815	$2,676	$–	$16,491
Freight expense	(8,759)	(1,551)	–	(10,310)
Operating, selling and administrative expense (a)	(5,719)	(1,187)	–	(6,906)
Loss from operations before depreciation, amortization, interest and taxes	$(663)	$(62)	$–	$(725)

Total assets	$27,952	$1,743	$–	$29,695
Capital expenditures	$441	$35	$–	$476

(a)
All corporate overhead services (accounting, finance, billing and customer service, information technologies) and all public company costs are included in domestic operating, selling and administrative expense.

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – BUSINESS SEGMENTS (CONTINUED)

Financial information on business segments for the 26 weeks ended July 3, 2010, and July 4, 2009, is as follows:
For 26 Weeks Ending July 3, 2010
($000s)	Domestic	International	Brokerage	Consolidated
Gross revenues	$23,674	$8,191	$2,512	$34,377
Freight expense	(16,001)	(6,168)	(2,241)	(24,410)
Impairment charge	(594)	–	–	(594)
Operating, selling and administrative expense (a)	(8,182)	(2,634)	(1,463)	(12,279)
Loss from operations before depreciation, amortization, interest and taxes	$(1,103)	$(611)	$(1,192)	$(2,906)

Total assets	$20,608	$4,180	$1,193	$25,981
Capital expenditures	$69	$40	$21	$130

For 26 Weeks Ending July 4, 2009
($000s)	Domestic	International	Brokerage	Consolidated
Gross revenues	$28,463	$5,471	$–	$33,934
Freight expense	(18,273)	(3,285)	–	(21,558)
Operating, selling and administrative expense (a)	(10,872)	(2,545)	–	(13,417)
Loss from operations before depreciation, amortization, interest and taxes	$(682)	$(359)	$–	$(1,041)

Total assets	$27,952	$1,743	$–	$29,695
Capital expenditures	$670	$39	$–	$709

(a)
All corporate overhead services (accounting, finance, billing and customer service, information technologies) and all public company costs are included in domestic operating, selling and administrative expense.

For purposes of this disclosure, all inter-company transactions have been eliminated.

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – LITIGATION AND CONTINGENCIES

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

On or about July 10, 2009, Multi-Media International filed a complaint against Clark Group Inc. (“CGI”) and its subsidiaries, Clark Distribution Systems, Inc. (“CDS”), Highway Distribution Systems, Inc. (“HDS”), Clark Worldwide Transportation, Inc. (“CWT”) and Evergreen Express Lines (“EXL”) (the “Subsidiaries”), seeking class action status in the United States District Court for the District of  New Jersey by alleging, among other things, (i) common law fraud, aiding and abetting fraud, negligent misrepresentation, conversion and unjust enrichment, (ii) violation of N.J. Stat. § 56:8-2 and (iii) breach of good faith and fair dealing, relating to alleged excessive fuel surcharges by the Subsidiaries.  The complaint alleges a class period from June 25, 2002 through June 25, 2009. On behalf of the punitive class plaintiff seeks to recover the alleged excessive fuel charges, enjoin the alleged improper calculation of fuel charges by defendants and impose punitive damages and attorney’s fees. The complaint did not specify an amount of damages; however a prior complaint seeking similar relief on behalf of the same class, which was withdrawn, sought compensatory damages in the amount of $10 million and punitive damages in the amount of $30 million, as described in the Company’s 2008 Form 10-K.

On June 18, 2010 the U.S. Court for the District of New Jersey issued a ruling in the Multi-Media International case that substantially narrowed the case. The Court granted CGI’s motion to dismiss the New Jersey Consumer Fraud Act claim. With regard to the class action allegations, CGI’s motion to disqualify MMI and its lawyer from representing the class was rendered moot when MMI withdrew its class allegations and filed a motion to convert the case into an individual claim by MMI against CGI.  The Court then granted MMI’s motion to file the amended complaint and proceed without the class action or the NJ Consumer Fraud allegations. As a result of these actions, CGI’s potential liability is substantially reduced. The Company continues to believe that the remaining allegations in the lawsuit are without merit and intends to vigorously defend itself.  However, the ultimate outcome of this action and the amount of liability that may result, if any, is not presently determinable.

Other than the above, as at July 3, 2010, the Company was not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to its business.

NOTE 11 – SUBSEQUENT EVENT

On August 9, 2010, the Company began implementing a plan to discontinue its start-up brokerage operations.  Under the plan, the division’s customer  base and several sales and customer support personnel will be absorbed into the Company’s domestic operations.  Employment of the brokerage division’s remaining personnel was terminated, with transitional agreements reached with several of the divisions key management personnel.  As part of the restructuring, the Company also consolidated the leadership of its domestic and international divisions under the President of its domestic operations.  The reorganization is expected to improve the organizational efficiency and coordination of the Company’s domestic and international operations and substantially reduce the Company’s operating costs and improve its profitability.

The brokerage division had operating losses of approximately $1,192,000 during the 26 weeks ended July 3, 2010 and the Company believes that the brokerage division would have continued to operate at a loss in the future.  By discontinuing the Company’s brokerage division, the Company will avoid such losses.  By consolidating leadership of the Company’s international and domestic divisions, the Company has reduced payroll and compensation related expenses by about $800,000 on an annualized basis.  The Company expects to experience additional cost savings as the reorganization progresses and does not expect severance and other exit costs associated with the reorganization to be material.  However, the Company can provide no assurance that it will experience such additional cost savings or that severance and other exit costs will be in line with expectations.  Costs of the reorganization will be recognized in the Company’s fiscal third quarter under authoritative guidance.

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This report, including the discussion contained under this Item 2 of Part I, contains forward-looking statements that involve substantial risks and uncertainties.  These forward looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about the Company’s industry, its business, and its financial performance.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond the Company’s control and difficult to predict and could cause actual results to differ materially from those discussed in the forward-looking statements.  Such risks, uncertainties and other factors include, without limitation, the risks, uncertainties and other factors the Company identifies from time to time in its filings with the Securities and Exchange Commission, including under Item 1A of Part II of this report and in its other quarterly reports on Form 10-Q, its annual reports on Form 10-K and its current reports on Form 8-K.  You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.  The Company undertakes no obligation to update such statements to reflect subsequent events.

You should read the following discussion and analysis in conjunction with the information set forth in the unaudited condensed consolidated financial statements and the notes thereto included in this report (the “Condensed Consolidated Financial Statements”) and the audited condensed consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended January 2, 2010 (the “2009 Form 10-K”), which was filed on April 19, 2010.

OVERVIEW OF THE COMPANY’S BUSINESS

Clark Holdings Inc. is a holding company which conducts its business through its operating subsidiaries, which provide non-asset based transportation and logistics services primarily to the print media industry throughout the United States and between the United States and other countries.

The Company currently has two divisions, a domestic division and an international division.   The domestic division operates through a network of operating centers where it consolidates mass market consumer publications so that the publications can be transported in larger, more efficient quantities to common destination points.  The Company refers to each common destination point’s aggregated publications as a “pool.”  By building these pools, the Company offers cost effective transportation and logistics services for time sensitive publications. The international division has an operating model similar to that of a traditional freight forwarder.  It utilizes four distribution centers to consolidate shipments and arrange for international transportation utilizing third-party carriers (air, ocean or ground).   As of July 3, 2010, the Company also had a third division, the brokerage division.  The brokerage division, which was formed in November 2009, offered a range of non-asset based logistic solutions, providing a variety of services, including full truckload and less-than-truckload shipments, through a network of third party carriers and by leveraging the services of the other divisions.  As discussed more fully in Note 11 to the Condensed Consolidated Financial Statements, the brokerage division was discontinued in August 2010.

See Note 9 to the Condensed Consolidated Financial Statements for a summary of comparative operating results for the Company’s reportable segments.

EXECUTIVE SUMMARY

As reflected in the accompanying Condensed Consolidated Financial Statements, the Company experienced net losses of $649,000 and $1,902,000 for the 13 and 26 weeks ended July 3, 2010, respectively.  This compares with net loss of $751,000 and $1,283,000 for the 13 and 26 weeks ended July 4, 2009.

Items Affecting Comparability
The following non-recurring items are included in and significantly impacted the Company’s comparative reported results of operations for the 13 and 26 weeks ended July 3, 2010:

Business Formation and Start-up Costs.  For the 13 and 26 weeks ended July 3, 2010, the Company incurred $606,000 and $1,192,000 (about $364,000 and $715,000 after tax, respectively) in formation and start-up costs associated with its brokerage division.  As this division was launched in November 2009, the Company incurred no similar costs in the comparative year ago periods.  As discussed in Note 11 to the Condensed Consolidated Financial Statements, management decided in August to cease the Company’s brokerage operations.  Based on the division’s year-to-date losses and assuming the division would continue to operate at a loss at the same rate, discontinuance of the brokerage operations is expected to improve the Company’s pretax operating income and cash flow from operations by about $2,400,000 annually.

Impairment Charge.  During the 13 weeks ended July 3, 2010, the Company recognized $594,000 (about $356,000 after tax) of impairment charges related to abandoned IT investments not yet placed into service that had previously been capitalized as “Construction-in-progress” plant and equipment assets.  The non-cash charges associated with these impairments are recognized as “Impairment charges” in the Company’s Condensed Consolidated Statements of Operations and Cash Flows.  No similar charges were recognized in the comparative year ago periods.

Severance Costs.  During the 13 and 26 weeks ended July 3, 2010, the Company recognized $144,000 and $220,000 (about $86,000 and $132,000 after tax, respectively) of severance costs associated with reductions in force implemented during the first two fiscal quarters of 2010.  These reductions in force were implemented as part of a plan to reduce costs and improve the Company’s profitability.  These completed cost reduction efforts are expected to result in an annualized pretax run-rate savings of approximately $2,450,000.   During the 13 and 26 weeks ended July 4, 2009, the Company recognized $226,000 and $323,000 (about $136,000 and $194,000 after tax, respectively) of severance costs associated with reductions in force in the comparative year ago periods.

Discontinued Operations.  During the prior fiscal year, the 13 and 26 weeks ended July 4, 2009, the Company recognized $240,000 (about $144,000 after tax) of discontinued operations costs associated with the closure of the Company’s Amarillo, Texas distribution center.  No similar costs were incurred in the comparative current year periods.

Impact of Economic Recession
The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in the business cycles of our customers, fuel shortages, price increases by carriers, interest rate fluctuations, and other economic factors beyond our control.  Many of the Company's customers' have business models that are dependent on expenditures by advertisers.  These expenditures tend to be cyclical, reflecting general economic conditions, as well as budgeting and buying patterns.  The current economic recession, the resulting downturn in the business cycles of the Company’s customers (which has caused a reduction in the volume of freight shipped by those customers, particularly to the single copy distribution channel), and the reduction in fuel costs have significantly adversely affected the Company’s financial performance, including its revenues, as discussed more fully in this Item under the heading “Results of Operations.”  Although there have been some notable improvements in both freight volumes and fuel costs over the preceding quarter, these metrics remain unfavorable when compared with those for the comparative year ago periods.

Instability in the Newsstand Distribution Channel
In the first quarter of 2009, there was a disruption of the wholesale distribution supply channel, which caused a significant disruption of services for approximately a four week period.  Initially, two of the four wholesalers demanded distribution surcharges from the publishers and national distributors to cover their operating losses and threatened a suspension of service if these price demands were not met.  This resulted in two of the four wholesalers ceasing distribution operations temporarily on February 1, 2009.  One of the wholesalers that had ceased delivery of product reached a settlement with the national distributors and publishers concerning pricing and distribution.  The other wholesaler ceased operations in early February, liquidated its holdings and filed a lawsuit in U.S District Court (Southern District of New York) against publishers, national distributors and other wholesalers, alleging the defendants conspired to purge, and through coordinated action have purged, plaintiff from the magazine distribution industry and have destroyed plaintiff’s business.  All of the defendants are existing customers of ours and a settlement against them would adversely affect our financial performance.  In early August 2010, the court ruled against the plaintiffs and dismissed the lawsuit.  The plaintiff may seek an appeal of this decision.

Initiatives to Reduce Costs & Improve Profitability
In May 2010, management completed a series of cost restructurings including a reduction in workforce, wage freezes and wage reductions that resulted in reducing the Company’s annual payroll by $2,450,000 on an annualized basis.  In addition, the Company reduced capital expenditure budgets and amended its credit facility agreement on May 24, 2010 (see Note 4 to the Condensed Consolidated Financial Statements).  Previous cost restructurings of the domestic and international divisions resulted in over $1,000,000 in savings in operating, selling, general and administrative costs for the previous quarter, the 13 weeks ended April 3, 2010.

During the 13 weeks ended July 3, 2010, the Company was successful in generating revenue growth across all of its operating divisions.  It experienced top-line sequential gross revenue growth of 21% over the Company’s prior fiscal quarter.  After accounting for purchased freight expense, the Company generated 17% net revenue growth, a $776,000 increase. Subsequent to quarter end, the Company has undertaken a number of initiatives to further reduce its costs, including the closure of its start-up brokerage division and a reorganization of its international division implemented in August that is discussed fully in Note 11 to the Condensed Consolidated Financial Statements.

Management believes that these actions taken to improve the Company’s operating and financial performance will allow the Company to sustain its future operations and achieve profitability.  Throughout the Company, management remains focused on efforts to improve the Company’s profitability.

SUMMARY FINANCIAL DATA

Gross revenues, freight expense, net revenues (a non-GAAP measure), income (loss) from operations, net income (loss), and diluted earnings (loss) per share are the key indicators we use to monitor our operating performance.  The following table shows for the year-to-date 13 week fiscal periods and the comparative year ago periods the consolidated net revenues (gross revenues less freight expenses) and other financial measures we use to manage our business.  Management believes that net revenues are a better measure than gross revenues of the Company’s financial performance since gross revenues earned by the Company, as a freight forwarder and consolidator, include the direct incremental costs of transportation services provided by the Company.

The table and the accompanying discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

	Fiscal Year 2010		Fiscal Year 2009
($000, except per share data)	1st	2st	1st	2nd
	Quarter	Quarter	Quarter	Quarter
Gross revenues	$15,540	$18,837	$17,443	$16,491
Freight expense	$10,944	$13,465	$11,256	$10,310
Net revenue	$4,596	$5,372	$6,187	$6,181
Gross Margin %	29.6%	28.5%	35.5%	37.5%
Loss from operations (a)(b)(c)	$(1.962)	$(1,802)	$(731)	$(1,150)
Operating margin	(12.6)%	(9.6)%	(4.2)%	(7.0)%
Net loss (a)(b)(c)	$(1,253)	$(649)	$(532)	$(751)
Net margin	(8.1)%	(3.5)%	(3.1)%	(4.6)%
Diluted loss per share	$(0.12)	$(0.06)	$(0.05)	$(0.07)

(a)
1st & 2nd quarter 2010 includes pretax severance charges of $75 and $144 (about $45 and $86 after tax), respectively.  1st & 2nd quarter 2010 includes pretax severance charges of $97 and $226 (about $58 and $136 after tax), respectively.

(b)	2rd quarter 2010 includes non-cash impairment charge of $594 (about $356 after tax) associated with an abandoned IT investment.
(c)	1st & 2nd quarter 2010 includes business start-up costs of $586 and $606 (about $352 and $364 after tax), respectively.

This table reconciles net revenue to gross revenue, the nearest GAAP financial measure.

See Note 9 to the condensed consolidated financial statements for a summary of comparative operating results for the Company’s reportable segments.

RESULTS OF OPERATIONS FOR THE 13 AND 26 WEEKS ENDED JULY 3, 2010 AND JULY 4, 2009

Gross Revenues.   For the 13 weeks ended July 3, 2010, as compared to the same period last year, gross revenues increased by $2,346,000 or 14% from $16,491,000 to $18,837,000.   For the 26 weeks ended July 3, 2010, as compared to the same period last year, gross revenues increased by $443,000 or 1% from $33,934,000 to $34,377,000.  These increases were primarily driven by year-over-year growth in our international and brokerage business, partially offset by declining volumes in our core domestic print media business.  As described above in the “Executive Summary,” our core print media business is sensitive to the economy and in particular to the level of print media advertising, fuel prices, and other factors that can impact the price of transportation services.  In addition, the economic climate has resulted in some year-over-year loss of customers and repricing of our services that have adversely affected our revenues.

Discontinuance of the Company’s brokerage operations, discussed fully in Note 11 to the Condensed Consolidated Financial Statements, is expected to reduce the Company’s future reported gross revenues and net revenues.  Management is working to retain as much of this recurring business as is reasonably possible, which will be absorbed into the Company’s domestic operations.  For the 13 and 26 weeks ended July 3, 2010, the brokerage division generated gross revenues of $1,526,000 and $2,512,000, respectively, and net revenues of $162,000 and $271,000, respectively.

Net Revenues.  For the 13 weeks ended July 3, 2010, as compared to the same period last year, net revenues decreased by $809,000 or 13% from $6,181,000 to $5,372,000.  For the 26 weeks ended July 3, 2010, as compared to the same period last year, net revenues decreased by $2,400,000 or 19% from $12,368,000 to $9,968,000.  These decreases were primarily driven by declining volumes in our core domestic print media business, which were only partially offset by the net revenue contribution provided by the top-line growth of our international and brokerage operations.  The decline in our net revenues, despite year-over-year increases in our gross revenues, is attributed to our sales mix.  In particular, our international import and brokerage volumes, which accounted from the bulk of our year-over-year revenue growth, are more competitive and lower margin businesses.

Gross Margin.  Consolidated gross margin for the 13 weeks ended July 3, 2010, compared to the same period last year, decreased by 900 basis points to 28.5% from 37.5%.  Consolidated gross margin for the 26 weeks ended July 3, 2010, compared to the same period last year, decreased by 750 basis points to 29.0% from 36.5%.   Both of these declines were driven by our sales mix, as described above.

Our margins reflect a portfolio mix of the services we provide as well as the direct variable costs of providing those transportation services to our customers.  Generally, the Company’s domestic and international core print media operations generate greater margins than those provided by its more competitive international import and brokerage services.  Margins within the Company’s various divisions and lines of business can vary quite significantly.  As a result, the Company’s margins can vary materially, not only as a function of divisional sales mix, but of the sales mix within each division based on the growth or contraction of its sales volume associated with each transportation service offering.  Accordingly, it is reasonable to expect continued variability in the Company’s margins, both favorable and unfavorable, as a result of changes in sales mix.

Depreciation and Amortization.  Depreciation and amortization expense for the 13 weeks ended July 3, 2010 compared to the same period last year, decreased by $11,000 or 3% to $414,000 from $425,000.  For the 26 weeks ended July 3, 2010, compared to the same year ago period, depreciation and amortization expense decreased by $20,000 or 2% to $820,000 from $840,000.  The decrease in depreciation and amortization expense reflects the decline in our fixed asset additions over the comparative periods.

Operating, Selling, General and Administrative Expense.  Operating, selling, general and administrative expense, exclusive of depreciation and amortization, for the 13 weeks ended July 3, 2010, compared to the same period last year, decreased by $779,000 or 11% to $6,127,000 from $6,906,000.   For the 26 weeks ended July 3, 2010, operating, selling, general and administrative expense, exclusive of depreciation and amortization, as compared to the same period last year, decreased by $1,138,000 or 8% to $12,279,000 from $13,417,000.

The decrease in selling, general and administrative expense was primarily driven by our cost reduction efforts, partially offset by increases in these costs resulting from expansion of our international operations and the operating costs we have incurred associated with the start-up of our brokerage operations.  These start-up costs associated with our brokerage business are more fully described in the “Executive Summary” and the operating, selling, general and administrative expense associated with each segment of our business is disclosed in Note 9 to the Condensed Consolidated Financial Statements.

Interest Expense.  For the 13 and 26 weeks ended July 3, 2010, we incurred interest expense of $39,000 and $80,000, respectively.  This compares with interest expense of $40,000 and $63,000, respectively, for the prior year’s 13 and 26 weeks ended July 4, 2009.  These changes were primarily the result of year-over-year changes in the Company’s level of debt.

Income Taxes.  For the 13 and 26 weeks ended July 3, 2010, we recorded an income tax benefit of $1,153,000 and $1,902,000, respectively.  This compares with income tax benefits of $438,000 and $660,000, respectively, for the 13 and 26 weeks ended July 4, 2009.  Our effective blended state and federal tax rate varies due to the magnitude of various permanent differences between reported pretax income and what is recognized as taxable income by various taxing authorities.

Net Loss.  For the 13 and 26 weeks ended July 3, 2010, we lost $649,000 ($0.06 per share basic and diluted) and $1,902,000 ($0.18 per share basic and diluted).  This compares with a net loss of $751,000 ($0.07 per share basic and diluted) and $1,283,000 ($0.12 per share basic and diluted), respectively, for the 13 and 26 weeks ended July 4, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, which is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

For a description of critical accounting policies see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the audited financial statements included in the Company’s 2009 Form 10-K.  There were no significant changes in the Company’s critical accounting policies during the 26 weeks ended July 3, 2010.

LIQUIDITY AND CAPITAL RESOURCES

During the 26 weeks ended July 3, 2010, our cash and equivalents decreased by $1,766,000 to $1,113,000.  $2,887,000 of this decrease resulted from operating activities, $130,000 was used in investing activities, and $1,251,000 was provided by financing activities.  Net cash used in investing activities of $130,000 included the purchase of plant equipment, furniture and fixtures and IT hardware and software, representing a decrease of $579,000 or 82% over the $709,000 invested during the comparative 26 weeks ended July 4, 2009.  These capital investments were primarily funded by draws on our bank credit line.

We used $2,887,000 of cash in our operating activities for the 26 weeks ended July 3, 2010 as compared with $143,000 provided during the comparative 26 weeks ended July 4, 2009.  The $2,887,000 of cash used by operating activities during the 26 weeks ended July 3, 2010 resulted from a $1,902,000 loss from operations (including the $1,192,000 of start-up costs incurred year-to-date associated with our brokerage division, which was discontinued in August 2010 as described in Note 11 to the Condensed Consolidated Financial Statements), net non-cash charges totaling $108,000 (including the $594,000 non-cash impairment charge), and $1,093,000 of cash used primarily to increase our non-cash working capital (current assets less cash and cash equivalents net of current liabilities). The most significant drivers behind the $1,024,000 increase in our non-cash working capital include: (1) a $1,833,000 increase in our accounts receivable, (2) a $616,000 increase in our income tax receivable, and (3) a $455,000 increase in our prepaid expenses.  These increases were partially offset by a $1,605,000 increase in our trade obligations and other accrued expenses and a $206,000 decrease in our other receivables.

On February 12, 2008, the Company entered into a credit agreement with Bank of America, N.A. (“BOA,” at the time known as LaSalle Bank National Association), which was subsequently amended on April 17, 2009, September 15, 2009 and February 26, 2010.  Beginning in May 2009, the Company was not in compliance with certain of the financial covenants contained in the credit agreement.  Pursuant to the September 15, 2009 amendment, BOA agreed to forbear from exercising its rights arising from such non-compliance.

The credit agreement with BOA, as amended through September 15, 2009, provided for a term loan of $4,700,000, revolving loans and letters of credit of up to $2,218,000 and a termination date of February 28, 2010.  The term loan and revolving loans bore interest at LIBOR plus 4% or at the prime rate, the outstanding letters of credit bore interest at 4% and the facility had an annual unused line fee of 0.675%.  The facility was collateralized by a senior security interest in substantially all of the Company’s assets.  Pursuant to the February 26, 2010 amendment, the termination date was extended to March 9, 2010.

On March 5, 2010, the Company entered into a new credit agreement with Cole Taylor Bank for a three year revolving line of credit.  Simultaneously with entering into the new credit agreement, the Company terminated its prior credit agreement with BOA and made an initial draw under the new facility to repay then-outstanding loans.  The new credit agreement provides for a revolving credit facility of up to $6,000,000, with a $1,000,000 sublimit for letters of credit.  Under the terms of the credit agreement, the Company may borrow up to the lesser of (i) $6,000,000 and (ii) an amount derived from the Company’s eligible accounts receivable less certain specified reserves and the value of outstanding letters of credit.  The credit facility is collateralized by a first priority security interest in substantially all of the Company’s assets and requires payment of interest only during the facility’s three year term.  The interest rate on the line of credit varies based on the bank’s prime rate or LIBOR and is equal to the greater of 6% or the bank’s prime rate plus 2%, for borrowings based on the prime rate, or LIBOR plus 4.5%, for borrowings based on LIBOR.  At July 3, 2010 the applicable interest rate on amounts drawn under the line of credit was 7%.

As of July 3, 2010, the Company had an outstanding balance of $3,428,000 under the line of credit, with approximately $175,000 of undrawn availability.  At January 2, 2010, the Company had an outstanding balance of $2,895,000 drawn under the line of credit with BOA, with approximately $1,683,000 of undrawn availability.

The Company must comply with certain affirmative and negative covenants customary for a credit facility of this type, including limitations on liens, debt, mergers, and consolidations, sales of assets, investments and dividends. The credit facility, as amended on May 24, 2010, also includes a financial covenant that requires the Company to maintain a minimum cumulative EBITDA measured on a monthly basis until January 1, 2011.

The Company’s monthly minimum cumulative EBITDA levels for the remainder of this fiscal year are as follows:

Time Period	Minimum Cumulative EBITDA
eighteen (18) week period ending May 8, 2010	$	<1,958,000.00>
twenty-two (22) week period ending June 5, 2010	$	<1,967,000.00>
twenty-six (26) week period ending July 3, 2010	$	<1,961,000.00>
thirty-one (31) week period ending August 7, 2010	$	<1,587,000.00>
thirty-five (35) week period ending September 4, 2010	$	<1,118,000.00>
thirty-nine (39) week period ending October 2, 2010	$	<704,000.00>
forty-four (44) week period ending November 6, 2010		$82,000.00
forty-eight (48) week period ending December 4, 2010		$562,000.00

Until January 1, 2011, Minimum Cumulative EBITDA is the only financial covenant the Company is subject to.  After January 1, 2011, the Company will be subject to a financial covenant requiring that its Fixed Charge Coverage ratio, as defined in the credit agreement, be at least 1.05:1 as calculated on a trailing 52 week basis.  For the 26 weeks ended July 3, 2010, our Minimum Cumulative EBITDA was <$1,826,000>.  Accordingly, at July 3, 2010,  the Company was in compliance with all of its financial covenants.  At January 2, 2010 the Company was in compliance with its financial covenants in accordance with the September 15, 2009 amendment to the credit agreement with BOA.

Covenants in our debt instruments could trigger a default adversely affecting our ability to execute our business plan, our ability to obtain further financing, and potentially adversely affect the ownership of our assets.  Upon the occurrence of an event of default under any of our loan agreements, the lenders could elect to declare all amounts outstanding thereunder to be immediately due and payable, and terminate all commitments to extend further debt. If the lenders accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets to repay our debt facilities and our other indebtedness or be able to implement our business plan. If we are unable to repay our outstanding indebtedness, the bank could foreclose on all of our assets, which collateralize our borrowings. Accordingly, the occurrence of an event of default could have a material adverse affect on our financial position, results of operations, and our viability as a going concern. Because of the losses incurred to date, the Company can provide no assurances that it will meet its financial covenants in the future.

Over the next twelve months, our operations may require additional funds and we may seek to raise such additional funds through public or private sales of debt or equity securities, or securities convertible or exchangeable into such securities, strategic relationships, bank debt, lease financing arrangements, or other available means.  We cannot provide assurance that additional funding, if sought, will be available or, if available, will be on acceptable terms to meet our business needs.  If additional funds are raised through the issuance of equity securities, stockholders may experience dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock.  If additional funds are raised through debt financing, the debt financing may involve significant cash payment obligations and financial or operational covenants that may restrict our ability to operate our business.  An inability to fund our operations or fulfill outstanding obligations could have a material adverse effect on our business, financial condition and results of operations.

SEASONALITY

While the Company’s revenues are generally not seasonal (as each quarter’s revenue approximates 25% of annual revenues), there may be on occasion special events (e.g., an historical event or death of a celebrity or other public figure) or a publisher’s release of a new publication that favorably impact tonnage and resulting revenues in a particular quarter.

MARKET RISK

We are exposed to various market risks, including changes in fuel prices, transportation costs, general levels of inflation, and interest rates.  Market risk is the potential loss arising from adverse changes in market rates and prices, such as transportation costs, fuel price inflation and interest rates.  There has been no material change in the Company’s market risk exposure during the 13 weeks ended July 3, 2010.

Fuel Price Inflation Risk
Increases in fuel costs directly impact our costs of providing transportation services.  We do not hedge our fuel price exposures as the net impact of these exposures can, to some degree, be passed along to our customers.  We continuously pursue efforts to improve our purchasing of transportation and our contractual ability to pass along inflation in these costs to our customers.  While we have historically been able to pass along a significant portion of this inflation in operating costs through higher prices to our customers, we can provide no assurance that we will be able to do so in the future.

Interest Rate Risk
At July 3, 2010, we had about $3,428,000 of debt outstanding under our line of credit.  Interest expense under this line of credit is variable, based on its lender’s prime rate.  Accordingly, we are subject to interest rate risk in the form of greater interest expense in the event of rising interest rates.  We estimate that a 10% increase in interest rates, based on our present level of borrowings, would result in the Company incurring about $24,000 pretax ($14,000 after tax) of greater annual interest expense.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information set forth under the caption “Market Risk” included in Item 2 of Part I of this report.  Also refer to the last paragraph of “Liquidity and Capital Resources” contained in Item 2 of Part I this report for additional discussion of issues regarding liquidity.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon their evaluation, they concluded that our disclosure controls and procedures were effective, except to the extent those controls and procedures were affected by the material weaknesses identified in our internal control over financial reporting, as set forth in our 2009 Form 10-K.

Changes in Internal Control Over Financial Reporting.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

In our 2009 Form 10-K, we identified material weaknesses in our internal control over financial reporting.  In order to remedy such material weaknesses, we made changes to our internal control over financial reporting.  In connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, our management identified the following changes that occurred during the fiscal quarter ended July 3, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

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

•
We have identified and are implementing a new financial accounting system.  We expect to have key elements of the system implemented by the end of our fiscal 2010 year.  This accounting software is widely used by many public and private companies and provides off the shelf capabilities and preventative and detective controls that will benefit the integrity, reliability and timeliness of our internal and external financial reporting. This system is also expected to improve our ability to perform detailed analysis, segregate important job functions, and significantly automate current processes that are now manually performed.

•
Through aggressive recruiting, the Company has hired additional resources with expertise in the selection and application of generally accepted accounting principles commensurate with their financial reporting requirements. Currently, there are five Certified Public Accountants within the Company. In addition, the Company worked very closely with outside consultants in their 404(a) assessment to improve the effective controls to ensure a reasonable assurance that management review procedures were properly performed over the accounts and disclosures of the financial statements.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The information set forth above in Note 10 to the Condensed Consolidated Financial Statements is incorporated herein by reference.

ITEM 1A.   RISK FACTORS

A description of factors that could materially affect our business, financial condition or operating results is included in Item 1A of Part I of the Company’s 2009 Form 10-K and is incorporated herein by reference.  There have been no material changes in the Company’s risk factors during the fiscal quarter ended July 3, 2010 from those previously reporting in the 2009 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

The following exhibits are filed with this report:

Exhibit No.	Description
10.1
First Amendment to Credit and Security, dated as of May 17, 2010, by and among Cole Taylor Bank and Clark Holdings Inc., The Clark Group, Inc., Clark Distribution Systems, Inc., Highway Distributions Systems, Inc., Clark Worldwide Transportation, Inc., and Evergreen Express Lines, Inc. (1)

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

* Filed herewith
(1)	Incorporated by reference from Exhibit 10.1 to the Form 10-Q filed on May 24, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARK HOLDINGS INC.

Dated: August 17, 2010	By:	/s/ Gregory E. Burns
Gregory E. Burns
Chief Executive Officer

Dated: August 17, 2010	By:	/s/ Kevan D. Bloomgren
Kevan D. Bloomgren
Chief Financial Officer