Form 10-Q
period 2010-10-02
Clark Holdings Inc.
filed 2010-11-16
CIK 1338401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorted period that the registrant was required to submit and post such files).  ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

As of November 5, 2010, we had 12,032,193 shares of common stock issued and outstanding.

CLARK HOLDINGS INC.
AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTER ENDED OCTOBER 2, 2010

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CLARK HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	(Unaudited)
	October 2, 2010	January 2, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$207	$2,879
Restricted cash	–	718
Accounts receivable, net	6,244	5,073
Income tax receivable	600	–
Other receivables	287	414
Prepaid expenses	730	397
Deferred tax assets-current	1,322	483
Total Current Assets	9,390	9,964

PROPERTY AND EQUIPMENT, net of accumulated depreciation	1,781	2,529

INTANGIBLE ASSETS, net of accumulated amortization	13,325	14,257

TOTAL ASSETS	$24,496	$26,750

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$2,665	$2,895
Accounts payable	5,768	3,502
Accrued expenses and other payables	5,343	5,165
Total Current Liabilities	13,776	11,562

DEFERRED TAX LIABILITIES-NON-CURRENT	3,823	5,267

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock-$.0001 par value; 1,000,000 shares authorized;none issued	–	–
Common stock-$.0001 par value; 40,000,000 and 400,000,000 shares authorized at October 2, 2010 and January 2, 2010, respectively, and 10,858,755 issued and outstanding at each date.	1	1
Additional paid-in capital	73,607	73,535
Accumulated deficit	(66,711)	(63,615)
Total Shareholders' Equity	6,897	9,921

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$24,496	$26,750

See accompanying notes to condensed consolidated financial statements.

CLARK HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In Thousands)

	13 Weeks Ended		39 Weeks Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Gross Revenues	$17,052	$17,183	$48,917	$51,117

Freight expense	(12,134)	(10,453)	(34,303)	(32,011)
Depreciation and amortization	(406)	(432)	(1,226)	(1,272)
Operating, selling and administrative expense	(5,261)	(5,992)	(15,858)	(19,410)
Restructuring charges	(324)	–	(543)	–
Impairment charge	–	–	(594)	–
Operating income (loss)	(1,073)	305	(3,607)	(1,576)

Interest income	–	–	2	1
Interest expense	(41)	(82)	(121)	(145)
(Loss) income before income taxes	(1,114)	223	(3,726)	(1,720)
Benefit (provision) for income taxes	418	(89)	1,842	572

Income (loss) from continuing operations	$(696)	$134	$(1,884)	$(1,148)
Loss from discontinued operations, net of tax	(498)	–	(1,213)	–
Net income (loss)	$(1,194)	$134	$(3,097)	$(1,148)

Basic & diluted income (loss) per share
Income (loss) from continuing operations	$(0.06)	$0.01	$(0.18)	$(0.11)
Loss from discontinued operations	(0.05)	–	(0.11)	–
Net income (loss)	$(0.11)	$0.01	$(0.29)	$(0.11)

Weighted average shares used to compute income (loss) per share
Basic and diluted	10,859	10,859	10,859	10,859

See accompanying notes to condensed consolidated financial statements

CLARK HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands)

	39 Weeks Ended
	October 2, 2010	October 3, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,097)	$(1,148)
Loss from discontinued operations	(1,213)	–
Loss from continuing operations	$(1,884)	$(1,148)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	294	213
Amortization	932	1,059
Stock-based compensation expense	72	88
Deferred income tax benefit	(1,475)	(364)
Impairment charges	594	–
Provision for doubtful accounts and allowances	48	40
Changes in operating assets and liabilities:
Accounts receivable	(1,145)	(122)
Income tax receivable	(600)	–
Other receivables	127	(601)
Prepaid expenses	(339)	363
Accounts payable	1,933	831
Accrued expenses and other payables	(471)	(500)
Net cash used by operating activities from continuing operations	(1,914)	(141)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(220)	(994)
Proceeds from disposal of assets	80	–
Net cash used in investing activities from continuing operations	(140)	(994)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of term loan	(2,895)	(947)
Net bank credit line proceeds	2,665	–
Decrease in restricted cash	718	–
Net cash provided (used) by financing activities from continuing operations	488	(947)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash used by operating activities	(1,106)	–
Net cash used for investing activities	–	–
Net cash provided by financing activities	–	–
Net cash used by discontinued operations	(1,106)	–

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,672)	(2,082)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,879	3,915

CASH AND CASH EQUIVALENTS, END OF PERIOD	$207	$1,833

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$121	$145
Income taxes paid	$–	$339

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

Basis of Presentation. The condensed consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Article 8 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods indicated. You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 2, 2010, filed with the SEC on April 19, 2010. The January 2, 2010 consolidated financial statements were derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP.

The condensed consolidated financial statements include the accounts of Clark Holdings Inc., a Delaware corporation, and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. As of October 2, 2010, there have been no significant changes to any of the Company’s accounting policies as set forth in the Annual Report on Form 10-K for the year ended January 2, 2010.

The results of operations for the 13 and 39 weeks ended October 2, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending January 1, 2011.

Reclassifications. Certain prior period balances have been reclassified to conform to the current financial statement presentation, including those associated with presentation of the Company’s discontinued operations in accordance with authoritative guidance. These reclassifications had no impact on previously reported results of operations or shareholders’ equity.

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

 As reflected in the accompanying condensed consolidated financial statements, the Company incurred a net loss of approximately $3.1 million for the 39 weeks ended October 2, 2010. By September of 2010, management had completed a series of cost reduction initiatives, including closure of its brokerage division, a management reorganization of its international division, several reductions in workforce, and a wage freeze and a wage reduction. Collectively, these initiatives have reduced the Company’s annual operating costs by more than $7.2 million. In addition, the Company reduced capital expenditure budgets and amended its credit facility agreement on November 11, 2010 (Note 4). The Company continues to pursue a number of initiatives to further reduce its costs and increase its revenues. While management believes that these actions taken to improve the Company’s operating and financial requirements will allow the Company to sustain its future operations and meet its financial covenants, further steps may need to be taken if the above actions prove to be insufficient.

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

The Company evaluates the need for a deferred tax valuation allowance quarterly. No valuation allowance was required as of October 2, 2010 and January 2, 2010 as it was deemed more likely than not that the Company’s deferred tax assets will be realized. Although the Company incurred substantial losses before income taxes for the 39 weeks ended October 2, 2010 and the year ended January 2, 2010, management believes that it is more likely than not that the Company will recognize the deferred tax assets. However, if future events change management’s assumptions and estimates regarding the Company’s future earnings, a significant deferred tax asset valuation allowance may have to be established.

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

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13), which amends Codification Topic 605, Revenue Recognition. This update provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. This update also establishes a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. While the Company is still assessing the impact of the adoption of ASU 2009–13, it is not expecting this update will have a material effect on the Company’s results of operations or financial position.

NOTE 3 – CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

($000s)		(Unaudited)
Accounts receivable, net		October 2, 2010	January 2, 2010
Continuing Operations:
Accounts receivable, gross		$6,210	$5,124
Allowance for doubtful accounts		(177)	(184)
Allowance for cargo claims		(24)	(29)
		$6,009	$4,911
Discontinued Operations:
Accounts receivable, gross		$413	$212
Allowance for doubtful accounts		(178)	(50)
		235	162

Accounts receivable, net		$6,244	$5,073

Property and Equipment, net	Useful Lives
Land		$71	$71
Building	40	465	465
Equipment	3 – 7 years	642	611
Furniture and fixtures	7 years	321	222
IT systems	3 years	895	882
Leasehold improvements	5 – 10 years	163	163
Construction-in-progress		–	594
		2, 557	3,008
Less: Accumulated depreciation and amortization		(776)	(479)
		$1,781	$2,529

Intangible Assets, net
Customer list	12 years	$13,588	$13,588
Trade names	–	2,314	2,314
Non-compete agreements	5 years	1,013	1,013
		16,915	16,915
Less: Accumulated amortization		(3,590)	(2,658)
		$13,325	$14,257

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

On March 5, 2010, the Company entered into a new credit agreement with Cole Taylor Bank for a three year revolving line of credit. Simultaneously with entering into the new credit agreement, the Company terminated its prior credit agreement with BOA and made an initial draw under the new facility to repay then-outstanding loans. The new credit agreement provides for a revolving credit facility of up to $6,000,000, with a $1,000,000 sublimit for letters of credit. Under the terms of the credit agreement, the Company may borrow up to the lesser of (i) $6,000,000 and (ii) an amount derived from the Company’s eligible accounts receivable less certain specified reserves and the value of outstanding letters of credit. The credit facility is collateralized by a first priority security interest in substantially all of the Company’s assets and requires payment of interest only during the facility’s three year term. The interest rate on the line of credit varies based on the bank’s prime rate or LIBOR and is equal to the greater of 6% or the bank’s prime rate plus 2%, for borrowings based on the prime rate, or LIBOR plus 4.5%, for borrowings based on LIBOR. At October 2, 2010 the applicable interest rate on amounts drawn under the term note and the line of credit was 6%.

The Company must comply with certain affirmative and negative covenants customary for a credit facility of this type, including limitations on liens, debt, mergers, and consolidations, sales of assets, investments and dividends. The Company’s credit facility is also subject to financial covenants. As amended effective November 11, 2010, current financial covenants include a minimum cumulative EBITDA covenant, set at a loss of not more than $4,505,000, measured on a monthly basis through the Company’s fiscal month ended February 5, 2011. Thereafter, the Fixed Charge Coverage ratio, as defined in the credit agreement shall not be less than 1.05:1 calculated on a Cumulative 52 week basis, beginning with the Company’s 2011 fiscal year. At October 2, 2010, the Company was not in compliance with its financial covenants, which were waived via the November 2010 amendment. At January 2, 2010 the Company was in compliance with its financial covenants in accordance with the September 15, 2009 amendment to the credit agreement with BOA.

As of October 2, 2010, the Company had an outstanding balance of $2,665,000 under the revolving line and approximately $557,000 of undrawn availability under the credit line. At January 2, 2010, the Company had an outstanding balance of $2,895,000 drawn under its revolving credit line, with about $1,683,000 of undrawn availability.

CLARK HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per share is computed using the weighted average number of common shares outstanding as adjusted for the incremental shares attributable to outstanding options and warrants to purchase common stock.

The following table sets forth the computation of the basic and diluted income (loss) per share:

	13 Weeks Ended		39 Weeks Ended
($000s)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Numerator for basic and diluted:
Income (loss) from continuing operations	$(696)	$134	$(1,884)	$(1,148)
Loss from discontinued operations	(498)	–	(1,213)	–
Net income (loss)	$(1,194)	$134	$(3, 097)	$(1,148)

Denominator :
For basic loss per common share – weighted average shares outstanding	10,858,755	10,858,755	10,858,755	10,858,755
Effect of dilutive securities - stock options, restricted stock units and warrants	–	–	–	–
For diluted loss per common share – weighted average shares outstanding adjusted for assumed exercises	10,858,755	10,858,755	10,858,755	10,858,755

Basic and diluted income (loss) per share
Continuing operations	$(0.06)	$0.01	$(0.18)	$(0.11)
Discontinued operations	(0.05)	–	(0.11)	–
Net income (loss)	$(0.11)	$0.01	$(0.29)	$(0.11)

The following options and warrants to purchase common stock were excluded from the computation of diluted loss per share for the 13 and 39 weeks ended October 2, 2010 and October 3, 2009 because they would be antidilutive as their exercise price was greater than the average market price of the common stock or as a result of the Company’s net loss for a reporting period:

	13 Weeks Ended		39 Weeks Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Anti-dilutive options and warrants	14,012,010	13,719,606	13,973,827	13,623,974

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCK-BASED COMPENSATION

The effect of recording stock-based compensation for the 13 and 39 weeks ended October 2, 2010 and October 3, 2009 was as follows:

	13 Weeks Ended		39 Weeks Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Stock-based compensation expense by type of award:
Employee stock options	$13,760	$22,764	$47,222	$56,777
Non-employee director stock options	8,984	11,438	24,834	31,223
Total stock-based compensation expense	$22,744	$34,202	$72,056	$88,000
Tax effect of stock-based compensation recognized	(8,547)	(13,681)	(27,384)	(35,200)
Net effect on net loss	$14,197	$20,521	$44,672	$52,800

Excess tax benefit effect on:
Cash flows from operations	$–	$–	$–	$–
Cash flows from financing activities	$–	$–	$–	$–
Effect on loss per share:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

As of October 2, 2010, the unrecorded deferred stock-based compensation balance was $122,337 after estimated forfeitures and will be recognized over an estimated weighted average amortization period of about 1.2 years. During the 13 weeks ended October 2, 2010, the Company granted 20,000 stock options with an estimated total grant-date fair value of $565 after estimated forfeitures. During the 39 weeks ended October 2, 2010, the Company granted 160,000 stock options with an estimated total grant-date fair value of $27,175 after estimated forfeitures. During the 13 weeks ended October 3, 2009, the Company granted 77,250 stock options with an estimated total grant-date fair value of $20,399 after estimated forfeitures. During the 39 weeks ended October 3, 2009, the Company granted 418,000 stock options with an estimated total grant-date fair value of $128,218 after estimated forfeitures.

Valuation Assumptions

The Company estimates the fair value of stock options using a Black-Scholes option-pricing model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the straight-line attribution approach with the following weighted-average assumptions:

	13 Weeks Ended		39 Weeks Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Risk-free interest rate	0.7%	3.0%	2.7%	3.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	62%	58%	62%	58%
Average expected life of options	2.6 years	6.5 years	5.8 years	6.5 years

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

Under the Company’s 2007 Plan, 930,000 common shares are authorized for issuance through awards of options or other equity instruments. As of October 2, 2010, 180,500 common shares were available for future issuance under the 2007 Plan.

The following table summarizes the stock option plan activity for the indicated periods:

	Number of Shares	Weighted Average Exercise Price
Balance outstanding at January 2, 2010	727,750	$1.08
39 weeks ended October 2, 2010:
Options granted	160,000	0.51
Options exercised	–	–
Options cancelled/expired/forfeited	(138,250)	1.55
Balance outstanding at October 2, 2010	749,500	$0.87

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCK-BASED COMPENSATION (CONTINUED)

The options outstanding and exercisable at October 2, 2010 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price

$0.32 to $0.50	206,750	9.4	$0.42	3,332	$0.48
$0.56 to $0.87	492,750	8.8	0.74	96,167	0.72
$4.06	50,000	7.4	4.06	41,667	4.06
	749,500	8.9	$0.88	141,166	$1.70

At October 2, 2010, none of the Company’s exercisable options were in-the-money. At October 2, 2010, the aggregate intrinsic value of options outstanding and exercisable was $0. No options were exercised during the 13 or 39 weeks ended October 2, 2010.

The weighted average grant date fair value of options granted during the 13 and 39 months ended October 2, 2010 was $0.04 and $0.22, respectively. The weighted average grant date fair value of options granted during the 13 and 39 months ended October 3, 2009 was $0.44 and $0.39, respectively.

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

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – BUSINESS SEGMENTS

The Company operates two business segments, Domestic and International. The Domestic segment consists of operations serving primarily print wholesale customers in North America. The International segment consists principally of shipments outside North America. Results for the now discontinued Brokerage segment are reflected as discontinued operations.

Financial information on business segments for the 13 weeks ended October 2, 2010, and October 3, 2009, is as follows:

For 13 Weeks Ending October 2, 2010
($000s)	Domestic	International	Continuing Operations	Discontinued Operations
Gross revenues	$12,476	$4,576	$17,052	$600
Freight expense	(8,819)	(3,315)	(12,134)	(671)
Operating, selling and administrative expense (a)	(4,037)	(1,224)	(5,261)	(614)
Restructuring charges	–	(324)	(324)	(144)
Loss from operations before depreciation, amortization, interest and taxes	$(380)	$(287)	$(667)	$(829)

Total assets	$22,744	$1,506	$24,250	$246
Capital expenditures	$0	$14	$14	$0

For 13 Weeks Ending October 3, 2009
($000s)	Domestic	International	Continuing Operations	Discontinued Operations
Gross revenues	$13,846	$3,337	$17,183	$–
Freight expense	(8,391)	(2,062)	(10,453)	–
Operating, selling and administrative expense (a)	(4,776)	(1,217)	(5,993)	–
Income from operations before depreciation, amortization, interest and taxes	$679	$58	$737	$–

Total assets	$26,777	$1,728	$28,505	$–
Capital expenditures	$(16)	$300	$284	$–

(a)
All corporate overhead services (accounting, finance, billing and customer service, information technologies) and all public company costs are included in domestic operating, selling and administrative expense.

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – BUSINESS SEGMENTS (CONTINUED)

Financial information on business segments for the 39 weeks ended October 2, 2010, and October 3, 2009, is as follows:
For 39 Weeks Ending October 2, 2010
($000s)	Domestic	International	Continuing Operations	Discontinued Operations
Gross revenues	$36,150	$12,767	$48,917	$3,112
Freight expense	(24,821)	(9,482)	(34,303)	(2,913)
Restructuring charges	(177)	(366)	(543)	(144)
Impairment charge	(594)	–	(594)	–
Operating, selling and administrative expense (a)	(12,042)	(3,816)	(15,858)	(2, 076)
Loss from operations before depreciation, amortization, interest and taxes	$(1,484)	$(897)	$(2,381)	$(2,021)

Total assets	$22,744	$1,506	$24,250	$246
Capital expenditures	$166	$54	$220	$–

For 39 Weeks Ending October 3, 2009
($000s)	Domestic	International	Continuing Operations	Discontinued Operations
Gross revenues	$42,310	$8,807	$51,117	$–
Freight expense	(26,663)	(5,348)	(32,011)	–
Operating, selling and administrative expense (a)	(15,647)	(3,763)	(19,410)	–
Income (loss) from operations before depreciation, amortization, interest and taxes	$–	$(304)	$(304)	$–

Total assets	$26,777	$1,728	$28,505	$–
Capital expenditures	$655	$339	$994	$–

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

On or about July 10, 2009, Multi-Media International filed a complaint against Clark Group Inc. (“CGI”) and its subsidiaries, Clark Distribution Systems, Inc. (“CDS”), Highway Distribution Systems, Inc. (“HDS”), Clark Worldwide Transportation, Inc. (“CWT”) and Evergreen Express Lines (“EXL”) (the “Subsidiaries”), seeking class action status in the United States District Court for the District of New Jersey by alleging, among other things, (i) common law fraud, aiding and abetting fraud, negligent misrepresentation, conversion and unjust enrichment, (ii) violation of N.J. Stat. § 56:8-2 and (iii) breach of good faith and fair dealing, relating to alleged excessive fuel surcharges by the Subsidiaries. The complaint alleges a class period from June 25, 2002 through June 25, 2009. On behalf of the punitive class plaintiff seeks to recover the alleged excessive fuel charges, enjoin the alleged improper calculation of fuel charges by defendants and impose punitive damages and attorney’s fees. The complaint did not specify an amount of damages; however a prior complaint seeking similar relief on behalf of the same class, which was withdrawn, sought compensatory damages in the amount of $10 million and punitive damages in the amount of $30 million, as described in the Company’s 2009 Form 10-K.

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

Other than the above, as at October 2, 2010, the Company was not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to its business.

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – DISCONTINUED OPERATIONS

On August 9, 2010, management began implementing a Board approved plan (“Plan”) to discontinue the Company’s start-up brokerage operations. The decision to take this action resulted from an extensive evaluation of the division, which resulted in the conclusion that it was not achieving performance levels that warranted further investment. Employment of the brokerage division’s remaining personnel was terminated, with transitional agreements reached with several of the divisions key management personnel. Operations of the division ceased in the quarter ended October 2, 2010,

Refer to Note 9 to the Condensed Consolidated Financial Statements for additional information regarding the significant components of discontinued brokerage operations results of operations for the 13 and 39 weeks ended October 2, 2010. Since the brokerage operations commenced during the 13 weeks ended January 2, 2010, the Company’s fiscal fourth quarter of 2009, there were no comparative results for the 13 and 39 weeks ended October 3, 2009. Other than trade receivables, trade payables and accrued obligations, including those resulting from $54,000 of severance and $83,000 of lease exit costs, the division had no other material assets or obligations. Other costs associated with exit or disposal activities are recorded when incurred.

The major classes of assets and liabilities included in Condensed Consolidated Balance Sheets for the discontinued brokerage division as of October 2, 2010 and January 2, 2010 were as follows:

($000s)	October 2, 2010	January 2, 2010
Current assets	$246	$209
Non-current assets	–	–
Total Assets	$246	$209

Current liabilities	$1,206	$215
Non-current liabilities	–	–
Total Liabilities	$1,206	$215

NOTE 12 – RESTRUCTURING CHARGES

During the 13 weeks ended October 2, 2010, the Company recognized restructuring charges totaling $468,000, consisting of $330,000 of severance and related costs and $138,000 of lease exit costs associated with the discontinuance of the Company’s brokerage division and consolidation of its domestic and international divisions leadership under common management. This management reorganization was undertaken under a plan to improve the Company’s profitability through reduced operating costs and improved organizational efficiencies resulting from use of shared resources and greater coordination of the Company’s domestic and international operations.

The table below reconciles the beginning and ending liability balances in connection with restructuring charges recorded during the 13 weeks ended October 2, 2010 in continuing and discontinued operations:

($000s) Severance and lease exit obligations	Balances at Beginning of Period	Restructuring Charges, Net	Cash Payments	Balances at End of Period
Continuing operations	$369	$324	$333	$360
Discontinued operations	–	144	30	114
	$369	$468	$363	$474

The above liability balances at October 2, 2010 are included in accrued expenses and other payables in the accompanying Condensed Consolidated Balance Sheets.  Cash payments to be applied against these accruals at
October 2, 2010 are expected to be approximately $225,000 in 2010 and $249,000 in 2011.

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

The Company currently has two divisions, a domestic division and an international division. The domestic division operates through a network of operating centers where it consolidates mass market consumer publications so that the publications can be transported in larger, more efficient quantities to common destination points. The Company refers to each common destination point’s aggregated publications as a “pool.” By building these pools, the Company offers cost effective transportation and logistics services for time sensitive publications. The international division has an operating model similar to that of a traditional freight forwarder. It utilizes three distribution centers to consolidate shipments and arrange for international transportation utilizing third-party carriers (air, ocean or ground). From October 2009 until August 2010, the Company also had a third division, a brokerage division. On August 9, 2010, management began implementing a plan to discontinue the brokerage division. The brokerage division had offered a range of non-asset based logistic solutions through a network of third party carriers. See Note 11 to the Condensed Consolidated Financial Statements, regarding this discontinued operation.

See Note 9 to the Condensed Consolidated Financial Statements for a summary of comparative operating results for the Company’s reportable segments and discontinued operations.

EXECUTIVE SUMMARY

As reflected in the accompanying Condensed Consolidated Financial Statements, the Company experienced net losses of $1,194,000 and $3,097,000 for the 13 and 39 weeks ended October 2, 2010, respectively, including those from discontinued operations. This compares with net income of $134,000 and a net loss of $1,148,000, respectively, for the 13 and 39 weeks ended October 3, 2009.

Items Affecting Comparability
The following non-recurring items are included in and significantly impacted the Company’s comparative reported results of operations for the 13 and 39 weeks ended October 2, 2010:

Discontinued Operations. For the 13 and 39 weeks ended October 2, 2010, the Company incurred $829,000 and $2,021,000 (about $498,000 and $1,213,000 after tax, respectively) in formation and start-up costs associated with its now discontinued brokerage division. As this division was launched in October 2009, the Company incurred no similar costs in the comparative year ago periods. As discussed in Note 11 to the Condensed Consolidated Financial Statements, management decided in August to cease the Company’s brokerage operations. Based on the division’s losses from the beginning of the current fiscal year through the date of its discontinuance, and assuming the division would have continued to operate at a loss at the same rate, discontinuance of the brokerage operations is expected to improve the Company’s pretax operating income and cash flow from operations by about $2,400,000 annually.

During the prior fiscal year, the 13 and 39 weeks ended October 3, 2009, the Company recognized $0 and $240,000 (about $144,000 after tax) of costs associated with the closure of the Company’s Amarillo, Texas distribution center. No similar costs were incurred in the comparative current year periods.

Impairment Charge. During the 39 weeks ended October 2, 2010, the Company recognized $594,000 (about $356,000 after tax) of impairment charges related to abandoned IT investments not yet placed into service that had previously been capitalized as “Construction-in-progress” plant and equipment assets. The non-cash charges associated with these impairments are recognized as “Impairment charges” in the Company’s Condensed Consolidated Statements of Operations and Cash Flows. No similar charges were recognized in the comparative year ago periods.

Severance & Restructuring Charges. During the 13 and 39 weeks ended October 2, 2010, the Company recognized $467,000 and $687,000 (about $280,000 and $412,000 after tax, respectively) of severance and lease exit costs associated with reductions in force implemented during the year. $143,000 (about $86,000 after tax) of these severance and lease exit costs recognized during the 13 weeks ended October 2, 2010 were associated with discontinuance of the Company’s brokerage operations. Collectively, these reductions in force were implemented as part of a plan to reduce costs and improve the Company’s profitability. These completed cost reduction efforts are expected to result in an annualized pretax run-rate savings of approximately $7,200,000.

During the 13 and 39 weeks ended October 3, 2009, the Company recognized $0 and $323,000 (about $194,000 after tax) of severance costs associated with reductions in force in the comparative year ago periods.

Impact of Economic Recession
The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in the business cycles of our customers, fuel shortages, price increases by carriers, interest rate fluctuations, and other economic factors beyond our control. Many of the Company's customers have business models that are dependent on expenditures by advertisers. These expenditures tend to be cyclical, reflecting general economic conditions, as well as budgeting and buying patterns. The current economic recession, the resulting downturn in the business cycles of the Company’s customers (which has caused a reduction in the volume of freight shipped by those customers, particularly to the single copy distribution channel), and the reduction in fuel costs have significantly adversely affected the Company’s financial performance, including its revenues, as discussed more fully in this Item under the heading “Results of Operations.” Although there have been some notable improvements in freight volumes over the preceding quarters, these metrics remain unfavorable when compared with those for the comparative year ago periods.

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

Initiatives to Reduce Costs & Improve Profitability
In May 2010, management completed a series of cost restructurings including a reduction in workforce, wage freezes and wage reductions that resulted in reducing the Company’s annual payroll by $2,450,000 on an annualized basis.  In addition, the Company reduced capital expenditure budgets and amended its credit facility agreement (see Note 4 to the Condensed Consolidated Financial Statements). Previous cost restructurings of the domestic and international divisions resulted in over $1,000,000 in annualized savings in operating, selling, general and administrative costs for the Company’s first fiscal quarter of 2010, the 13 weeks ended April 3, 2010.

In August 2010, the Company discontinued its start-up brokerage operations and consolidated the leadership of its domestic and international divisions under the President of its domestic operations. The reorganization, expected to improve the organizational efficiency and coordination of the Company’s domestic and international operations, is expected to substantially reduce the Company’s operating costs and improve its profitability. Discontinuance of the brokerage division is expected to improve the Company’s annual operating results by about $2,400,000 annually, as it was expected that the division would have continued to operate at a loss in the future. By discontinuing the Company’s brokerage division, the Company will avoid such losses, which, on a pretax basis, had accumulated to $2,021,000 for the 39 weeks ended October 2, 2010. By consolidating leadership of the Company’s international and domestic divisions, the Company has reduced payroll, compensation related expenses, and other operating costs by about $1,100,000 on an annualized basis. Costs associated with the reorganization and discontinued operations were recognized in the Company’s current fiscal quarter under authoritative guidance, which are discussed fully in Notes 11 and 12 to the Condensed Consolidated Financial Statements.

Management believes that these actions taken to improve the Company’s operating and financial performance will allow the Company to sustain its future operations and achieve profitability. Throughout the Company, management remains focused on efforts to improve the Company’s profitability and financial position.

Line of Credit
The Company has a line of credit with Cole Taylor Bank. The Company’s credit agreement with Cole Taylor Bank, as amended, requires the Company to comply with certain affirmative and negative covenants customary for a credit facility of this type, including limitations on liens, debt, mergers, and consolidations, sales of assets, investments and dividends. The Company’s credit facility is also subject to financial covenants. At October 2, 2010, the Company was not in compliance with its financial covenants, which were waived via the November 2010 amendment. The credit agreement and the financial covenant are described more fully in the Part I, Item 2, in the section entitled “Liquidity and Capital Resources.”

SUMMARY FINANCIAL DATA

Gross revenues, freight expense, net revenues (a non-GAAP measure), income (loss) from operations, net income (loss), and diluted earnings (loss) per share are the key indicators we use to monitor our operating performance. The following table shows summary financial data from continuing operations, including these key indicators, for the year-to-date 13 week fiscal periods and the comparative year ago periods, and also serves to reconcile net revenue to gross revenue, the nearest GAAP financial measure. Management believes that net revenues (gross revenues less freight expenses) are a better measure than gross revenues of the Company’s financial performance since net revenues earned by the Company, as a freight forwarder and consolidator, include the direct incremental costs of transportation services provided by the Company.

The table and the accompanying discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

Results from Continuing Operations	Fiscal Year 2010			Fiscal Year 2009
($000, except per share data)	1st	2nd	3rd	1st	2nd	3rd
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Gross revenues	$14,554	$17,311	$17,052	$17,443	$16,491	$17,183
Freight expense	$10,067	$12,101	$12,134	$11,256	$10,310	$10,453
Net revenue	$4,487	$5,210	$4,918	$6,187	$6,181	$6,730
Gross Margin %	30.8%	30.1%	28.8%	35.5%	37.5%	39.2%
Income (loss) from operations (a)(b)	$(1,377)	$(1,157)	$(1,073)	$(731)	$(1,150)	$305
Operating margin	(9.5)%	(6.7)%	(6.3)%	(4.2)%	(7.0)%	1.8%
Net income (loss) (a)(b)	$(902)	$(285)	$(696)	$(532)	$(751)	$134
Net margin	(6.2)%	(1.7)%	(4.1)%	(3.1)%	(4.6)%	0.8%
Diluted income (loss) per share	$(0.08)	$(0.03)	$(0.06)	$(0.05)	$(0.07)	$0.01

(a)
First,, second , and third quarter 2010 includes pretax severance & lease exit charges of $75, $144, $324 (about $45, $86, and $194 after tax), respectively.  First and second quarter 2009 includes pretax severance charges of $97 and $226 (about $58 and $136 after tax), respectively.

(b)	Second quarter 2010 includes non-cash impairment charge of $594 (about $356 after tax) associated with an abandoned IT investment.

See Note 9 to the condensed consolidated financial statements for a summary of comparative operating results for the Company’s reportable segments.

RESULTS OF OPERATIONS FOR THE 13 AND 39 WEEKS ENDED OCTOBER 2, 2010 AND OCTOBER 3, 2009

Gross Revenues. For the 13 weeks ended October 2, 2010, as compared to the same period last year, gross revenues decreased by $131,000 or 0.8% from $17,183,000 to $17,052,000. For the 39 weeks ended October 2, 2010, as compared to the same period last year, gross revenues decreased by $2,200,000 or 4% from $51,117,000 to $48,917,000. These decreases were primarily driven by year-over-year loss of business due to competition and the effect of pricing concessions, partially offset by new domestic print media business and reverse logistics business and year-over-year growth of our international general commodity import revenues. As described above in the “Executive Summary,” our core print media business is sensitive to the economy and in particular to the level of print media advertising, fuel prices, and other factors that can impact the price of transportation services. In addition, the economic climate has resulted in some year-over-year loss of customers and repricing of our services that have adversely affected our revenues.

Discontinuance of the Company’s brokerage operations, discussed fully in Note 11 to the Condensed Consolidated Financial Statements, will reduce the Company’s future reported gross revenues and net revenues. For the 13 and 39 weeks ended October 2, 2010, the brokerage division generated gross revenues of $600,000 and $3,112,000, respectively, and net revenues of ($72,000) and $199,000, respectively.

Net Revenues. For the 13 weeks ended October 2, 2010, as compared to the same period last year, net revenues decreased by $1,812,000 or 27% from $6,730,000 to $4,918,000. For the 39 weeks ended October 2, 2010, as compared to the same period last year, net revenues decreased by $4,492,000 or 24% from $19,106,000 to $14,614,000. These decreases were primarily driven by declining volumes in our core domestic print media business, which were only partially offset by the net revenue contribution provided by the top-line growth of our international and domestic operations. The decline in our net revenues is attributed to the repricing of our traditional newsstand logistics services due to market conditions and our increased sales mix of lower margin general commodities import business.

Gross Margin. Consolidated gross margin for the 13 weeks ended October 2, 2010, compared to the same period last year, decreased by 1040 basis points to 28.8% from 39.2%. Consolidated gross margin for the 39 weeks ended October 2, 2010, compared to the same period last year, decreased by 750 basis points to 29.9% from 37.4%. Both of these declines were driven by our sales mix, as described above.

Our margins reflect a portfolio mix of the services we provide as well as the direct variable costs of providing those transportation services to our customers. Generally, the Company’s domestic and international core print media operations generate greater margins than those provided by its more competitive international general commodity import services. Margins within the Company’s various divisions and lines of business can vary quite significantly. As a result, the Company’s margins can vary materially, not only as a function of divisional sales mix, but of the sales mix within each division based on the growth or contraction of its sales volume associated with each transportation service offering. Accordingly, it is reasonable to expect continued variability in the Company’s margins, both favorable and unfavorable, as a result of changes in sales mix.

Depreciation and Amortization. Depreciation and amortization expense for the 13 weeks ended October 2, 2010 compared to the same period last year, decreased by $26,000 or 6% to $406,000 from $432,000. For the 39 weeks ended October 2, 2010, compared to the same year ago period, depreciation and amortization expense decreased by $46,000 or 4% to $1,226,000 from $1,272,000. The decrease in depreciation and amortization expense reflects the decline in our fixed asset additions over the comparative periods.

Operating, Selling, General and Administrative Expense. Operating, selling, general and administrative expense, exclusive of depreciation and amortization, for the 13 weeks ended October 2, 2010, compared to the same period last year, decreased by $732,000 or 12% to $5,261,000 from $5,993,000. For the 39 weeks ended October 2, 2010, operating, selling, general and administrative expense, exclusive of depreciation and amortization, as compared to the same period last year, decreased by $3,552,000 or 18% to $15,858,000 from $19,410,000.

The decrease in selling, general and administrative expense was primarily driven by our cost reduction efforts, partially offset by increases in these costs resulting from expansion of our international operations. The operating, selling, general and administrative expense associated with each segment of our business is disclosed in Note 9 to the Condensed Consolidated Financial Statements.

Interest Expense. For the 13 and 39 weeks ended October 2, 2010, we incurred interest expense of $41,000 and $121,000, respectively. This compares with interest expense of $82,000 and $145,000, respectively, for the prior year’s 13 and 39 weeks ended October 3, 2009. These changes were primarily the result of year-over-year changes in the Company’s effective interest rate.

Income Taxes. For the 13 and 39 weeks ended October 2, 2010, we recorded an income tax benefit related to continuing operations of $418,000 and $1,842,000, respectively. This compares with an income tax expense of $89,000 and a benefit of $572,000, respectively, for the 13 and 39 weeks ended October 3, 2009. Our effective blended state and federal tax rate varies due to the magnitude of various permanent differences between pretax income as set forth in the Condensed Consolidated Financial Statements and what is recognized as taxable income by various taxing authorities.

Net Loss. For the 13 and 39 weeks ended October 2, 2010, we lost $1,194,000 ($0.11 per share basic and diluted) and $3,097,000 ($0.29 per share basic and diluted), inclusive of losses associated with discontinued operations. This compares with net income of $134,000 ($0.01 per share basic and diluted) and a net loss of $1,148,000 ($0.11 per share basic and diluted), respectively, for the 13 and 39 weeks ended October 3, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, which is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

For a description of critical accounting policies see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to the audited financial statements included in the Company’s 2009 Form 10-K. There were no significant changes in the Company’s critical accounting policies during the 39 weeks ended October 2, 2010.

LIQUIDITY AND CAPITAL RESOURCES

During the 39 weeks ended October 2, 2010, our cash and equivalents decreased by $2,672,000 to $207,000. $3,020,000 was used in operating activities ($1,914,000 from continuing operations and $1,106,000 from discontinued operations), $140,000 was used in investing activities, and $488,000 was provided by financing activities. Net cash used in investing activities of $140,000 included the purchase of plant equipment, furniture and fixtures and IT hardware and software, net of disposal proceeds, representing a decrease of $854,000 or 86% over the $994,000 invested during the comparative 39 weeks ended October 3, 2009. These nominal capital investments were primarily funded by draws on our bank credit line.

We used $1,914,000 of cash in our continuing operating activities for the 39 weeks ended October 2, 2010 as compared with $141,000 used during the comparative 39 weeks ended October 3, 2009. The $1,914,000 of cash used by operating activities during the 39 weeks ended October 2, 2010 resulted from a $1,884,000 loss from continuing operations, net non-cash charges totaling $465,000 (including a $594,000 non-cash impairment charge), and about $495,000 of cash used primarily to increase our non-cash working capital (current assets less cash and cash equivalents net of current liabilities). The most significant drivers behind the $495,000 increase in our non-cash working capital include: (1) a $1,145,000 increase in our accounts receivable, (2) a $600,000 increase in our income tax receivable, and (3) a $339,000 increase in our prepaid expenses. These increases were partially offset by a $1,462,000 net increase in our trade obligations and other accrued expenses and a $127,000 decrease in our other receivables.

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

On March 5, 2010, the Company entered into a new credit agreement with Cole Taylor Bank for a three year revolving line of credit. Simultaneously with entering into the new credit agreement, the Company terminated its prior credit agreement with BOA and made an initial draw under the new facility to repay the then-outstanding loans from BOA. The new credit agreement provides for a revolving line of credit of up to $6,000,000, with a $1,000,000 sublimit for letters of credit. Under the terms of the credit agreement, the Company may borrow up to the lesser of (i) $6,000,000 and (ii) an amount derived from the Company’s eligible accounts receivable less certain specified reserves and the value of outstanding letters of credit. The line of credit is collateralized by a first priority security interest in substantially all of the Company’s assets and requires payment of interest only during the line of credit’s three year term. The interest rate on the line of credit varies based on the bank’s prime rate or LIBOR and is equal to the greater of 6% or the bank’s prime rate plus 2%, for borrowings based on the prime rate, or LIBOR plus 4.5%, for borrowings based on LIBOR. At October 2, 2010 the applicable interest rate on amounts drawn under the line of credit was 6%.

As of October 2, 2010, the Company had an outstanding balance of $2,665,000 under the line of credit, with approximately $557,000 of undrawn availability. At January 2, 2010, the Company had an outstanding balance of $2,895,000 under the line of credit with BOA, with approximately $1,683,000 of undrawn availability.

The Company must comply with certain affirmative and negative covenants customary for a credit facility of this type, including limitations on liens, debt, mergers, and consolidations, sales of assets, investments and dividends. The Company’s credit facility is also subject to financial covenants. As amended on November 11, 2010, current financial covenants include a minimum cumulative EBITDA covenant set at a loss of not more than $4,505,000 measured on a monthly basis through the Company’s fiscal month ended February 5, 2011. Thereafter, the Fixed Charge Coverage ratio, as defined in the credit agreement shall not be less than 1.05:1 calculated on a Cumulative 52 week basis, beginning with the Company’s 2011 fiscal year. At October 2, 2010, the Company was not in compliance with its financial covenants, which were waived via the November 2010 amendment. At January 2, 2010 the Company was in compliance with its financial covenants in accordance with the September 15, 2009 amendment to the credit agreement with BOA.

The Company’s monthly minimum cumulative EBITDA levels, as adjusted by the second amendment, are as follows:
Time Period	Minimum Cumulative EBITDA
forty-four (44) week period ending November 6, 2010	$(4,505,000)
forty-eight (48) week period ending December 4, 2010	$(4,505,000)
fifty-two (52) week period ending January 1, 2011	$(4,505,000)
Fifty-seven (57) week period ending February 5, 2011	$(4,505,000)

Until March 5, 2011, Minimum Cumulative EBITDA is the only financial covenant the Company is subject to. At October 2, 2010, the Company’s Cumulative EBITDA was $ (4,402,000). Beginning March 5, 2011, the Company will be subject to a financial covenant requiring that its Fixed Charge Coverage ratio, as defined in the credit agreement, be at least 1.05:1 as calculated on a cumulative 52 week basis, commencing with the Company’s 2011 fiscal year. At October 2, 2010, the Company was not in compliance with its financial covenants, which were waived via the November 2010 amendment. At January 2, 2010 the Company was in compliance with its financial covenants in accordance with the September 15, 2009 amendment to the credit agreement with BOA.

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

MARKET RISK

We are exposed to various market risks, including changes in fuel prices, transportation costs, general levels of inflation, and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as transportation costs, fuel price inflation and interest rates. There has been no material change in the Company’s market risk exposure during the 13 weeks ended October 2, 2010.

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

Interest Rate Risk
At October 2, 2010, we had about $2,665,000 of debt outstanding under our line of credit. Interest expense under this line of credit is variable, based on its lender’s prime rate. Accordingly, we are subject to interest rate risk in the form of greater interest expense in the event of rising interest rates. We estimate that a 10% increase in interest rates, based on our present level of borrowings, would result in the Company incurring about $16,000 pretax ($10,000 after tax) of greater annual interest expense.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information set forth under the caption “Market Risk” included in Item 2 of Part I of this report. Also refer to the last paragraph of “Liquidity and Capital Resources” contained in Item 2 of Part I this report for additional discussion of issues regarding liquidity.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon their evaluation, they concluded that our disclosure controls and procedures were ineffective, because those controls and procedures were affected by the material weaknesses identified in our internal control over financial reporting, as set forth in our 2009 Form 10-K.

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

In our 2009 Form 10-K, we identified material weaknesses in our internal control over financial reporting. In order to remedy such material weaknesses, we made changes to our internal control over financial reporting. In connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, our management identified the following changes that occurred during the fiscal quarter ended October 2, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•
Management has hired, and continues to hire, additional personnel with technical knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting and U.S. GAAP requirements. The particular areas where training and experience are key aspects of the controls being strengthened and improved are being used to form part of the criteria for future hires for IT; additionally, in some cases, technology is being selectively deployed to transition several areas with weak administrative controls and potential exposures to enable an automated support framework. The use of experienced external resources and training, a focus on improving these areas, and revisions to roles and responsibilities will have a very positive effect on remediation of these material weaknesses. In addition, internal training and awareness programs, with improved documentation, will be launched in the year to provide an understanding of the shared roles and responsibilities of all employees to meet and maintain compliance criteria.

•
Where necessary, we will continue to supplement personnel with qualified external advisors. We have retained senior level and highly qualified personnel from well known firms with strong training and experience to advise and consult in specific areas of focus and remediation. Additionally, we have and will continue to retain qualified vendors who are long term providers for key technologies as well as accompanying procedures and guidelines that support our short term and long range strategic objectives. We have accelerated activities using additional external resources where appropriate. As we initiate and progress in the projects and activities focusing on both strengthening and improving our controls and the associated procedures, processes and guidelines, we have and will continue to leverage strong relationships with knowledgeable sources to bring in and continue to improve our capabilities for compliance using both administrative and technological means.

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

•
Through aggressive recruiting, the Company has hired additional resources with expertise in the selection and application of generally accepted accounting principles commensurate with their financial reporting requirements. Currently, there are five Certified Public Accountants within the Company. In addition, the Company works very closely with its outside consultants in their 404(a) assessment to improve control effectiveness to obtain reasonable assurance that managements review procedures were properly performed over the accounts and disclosures affecting the Company’s financial reporting.

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

ITEM 1A.   RISK FACTORS

A description of factors that could materially affect our business, financial condition or operating results is included in Item 1A of Part I of the Company’s 2009 Form 10-K and is incorporated herein by reference.  There have been no material changes in the Company’s risk factors during the fiscal quarter ended October 2, 2010 from those previously reporting in the 2009 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company’s credit agreement with Cole Taylor Bank, as amended through May 24, 2010, included a financial covenant requiring the Company to maintain a minimum cumulative EBITDA measured on a monthly basis until January 1, 2011. At October 2, 2010, the Company was not in compliance with its financial covenants, which were waived via the November 11, 2010 amendment. The credit agreement and the financial covenant are described more fully in the Part I, Item 2, in the section entitled “Liquidity and Capital Resources,” and such description is incorporated herein by reference.

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

The following disclosure is provided in response to the requirements of Form 8-K:

Item 1.01.  On November 15, 2010, the Company entered into a second amendment to its credit agreement with Cole Taylor Bank, effective as of November 11, 2010. The second amendment is more fully described in Part I, Item 2 in the section entitled “Liquidity and Capital Resources,” and such description is incorporated herein by reference. The second amendment is attached hereto as Exhibit 10.1.

 Item 2.02. On November 16, 2010, the Company issued a press release announcing its unaudited financial results for its fiscal quarter ended October 2, 2010. The press release is included as Exhibit 99.1 hereto. The information furnished pursuant to this Item 2.02, including the exhibit related thereto, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any disclosure document of the Company, except as shall be expressly set forth by specific reference in such document.

ITEM 6.   EXHIBITS

The following exhibits are filed with this report:

Exhibit No.	Description
10.1*
Second Amendment to Credit and Security, dated as of November 11, 2010, by and among Cole Taylor Bank and Clark Holdings Inc., The Clark Group, Inc., Clark Distribution Systems, Inc., Highway Distributions Systems, Inc., Clark Worldwide Transportation, Inc., and Evergreen Express Lines, Inc.

10.2*	Agreement for Advisory Services, dated as of September 14, 2010, by and between the Company and Everest Group International LLC.
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
99.1*	Third Quarter Fiscal Year 2010 Financial Results Press Release

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARK HOLDINGS INC.

Dated: November 16, 2010	By:	/s/ Gregory E. Burns
Gregory E. Burns
Chief Executive Officer

Dated: November 16, 2010	By:	/s/ Kevan D. Bloomgren
Kevan D. Bloomgren
Chief Financial Officer