Form 10-K
period 2011-01-01
Clark Holdings Inc.
filed 2011-04-14
CIK 1338401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number: 1-32735
CLARK HOLDINGS INC.
(Exact name of registrant as specified in its charter)

DELAWARE	43-2089172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121 New York Avenue, Trenton, New Jersey	08638
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (609) 396-1100

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units consisting of one share of Common Stock, par value $.0001 per share, and one Warrant	NYSE Amex
Common Stock, $.0001 par value per share	NYSE Amex
Warrants to purchase shares of Common Stock	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes   ☒ No

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days.   ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 504 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to file such files).     ☐ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of voting and non-voting stock of the issuer held by non-affiliates on March 31, 2011 was $3,487,363.

As of March 31, 2011, we had 12,032,193 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

CLARK HOLDINGS INC.
AND SUBSIDIARIES

FORM 10-K

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

This report contains forward-looking information, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, about our financial results and estimates, business prospects and products in development that involve substantial risks and uncertainties.  You can identify these statements by the fact that they do not relate strictly to historic or current facts. These forward-looking statements use terms such as “believes,” “expects,” “may”, “will,” “should,” “anticipates,” “estimate,” “project,” “plan,” or “forecast” or other words of similar meaning relating to future operating or financial performance or by discussions of strategy that involve risks and uncertainties.  From time to time, we also may make oral or written forward-looking statements in other materials we release to the public.  These forward-looking statements are based on many assumptions and factors, and are subject to many conditions, including, but not limited to, our continuing ability to obtain additional financing, dependence on contracts with suppliers and major customers, competitive pricing for our products, demand for our products, changing technology, our introduction of new products, industry conditions, anticipated future revenues and results of operations, retention of key officers, management or employees, prospective business ventures or combinations and their potential effects on our business.

Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements are made based upon management’s current expectations and beliefs concerning future developments and their potential effects upon our business. We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. We cannot predict whether future developments affecting us will be those anticipated by management, and there are a number of factors that could adversely affect our future operating results or cause our actual results to differ materially from the estimates or expectations reflected in such forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.        BUSINESS

Overview

Clark Holdings Inc., is a niche provider of non-asset based transportation and logistics services primarily to the print media industry throughout the United States and between the United States and other countries.  References herein to “Holdings,” “CHI” and the “Company” and to “we,” “us” or “our” refer to the Clark Holdings Inc. and, where the context requires, its subsidiaries.  Clark Holdings Inc. is a holding company that conducts its domestic and international operations through its subsidiaries.  Domestic operating subsidiaries include Clark Distribution Systems, Inc. (“CDS”) and Highway Distribution Systems, Inc. (“HDS”).  Its international operating subsidiary is Clark Worldwide Transportation, Inc. (“CWT”).  Each of these operating subsidiaries is wholly-owned by the Clark Group Inc. (“CGI”), which is a wholly-owned subsidiary of CHI.

The Company operates through a network of operating centers where it consolidates mass market consumer publications so that the publications can be transported in larger, more efficient quantities to common destination points.  The Company refers to each common destination point’s aggregated publications as a “pool.”  By building these pools, the Company offers cost effective freight consolidation, transportation and logistics services for time sensitive publications.

CHI is a Delaware corporation, with headquarters located at 121 New York Avenue, Trenton, New Jersey 08638, and our telephone number is 609-396-1100.  Our website is www.clarkdistribution.net.

Our Business Model

The Company generates revenues by arranging the shipment of its customers’ freight.  Generally, the Company bills its customers based upon the amount of tonnage tendered, frequency of recurring shipments, origination, destination, product density, and carrier rates.  The Company’s specified rates are subject to weight variation, fuel surcharge, and timely availability of the customer’s product.  The Company provides ancillary services such as warehousing and other services (e.g., product labeling).  As part of its bundled service offering, the Company tracks shipments in transit and handles claims for freight loss or damage on behalf of its customers.  Because the Company does not operate its transportation equipment, it relies on independent transportation carriers.

 The Company is a third party logistics provider.  By accepting a customer’s order, the Company accepts certain responsibilities for transportation of the shipment from origin to destination.  The Company selects carriers based upon myriad factors that include service reliability and pricing.  Carrier pricing is typically from a pre-negotiated tariff rate table.  The carrier’s contract is with the Company, not its customer, and the Company is responsible for payment of carrier charges. In the cases where the Company has agreed to pay for claims for damage to domestic freight while in transit, when appropriate, the Company will pursue reimbursement from the carrier for the claims.

The Company operates as a niche service provider.  Its publisher, distributor, and printer customer relationships are long standing.  Many domestic customers have the Company handle a substantial portion of their freight transportation to single copy magazine wholesalers.  The Company’s principal competitors are the in-house transportation and logistics capabilities of the larger printers.

The Company’s core business is the shipment of mass market consumer magazines and books.  Its business is impacted by factors relating to the publications it ships (including the number of copies shipped and the pages per copy which vary with advertising), the mix of publication frequency (e.g. weekly, monthly, annual), the number of destination points, and the service levels requested by its customers. Generally, demand for the Company’s services increases with fragmentation and it is able to charge higher fees per hundred-weight for smaller quantity publications or tonnage going to a destination point.

Except for special editions publications, aggregate copy volume of mass market consumer magazines distributed is generally consistent and predictable.  Mass market magazines generally do not experience material swings in copy volume in the aggregate.  However, copies distributed in 2010 did decline 5% compared to 2009 levels.  In addition, competitive pressures to reduce rates lowered the average price billed per hundred-weight transported in 2010 compared to 2009.`

The Company closely monitors the ratio of freight expense to gross revenue, or net revenue margin, which can be positively or negatively impacted by numerous factors including customer billing rates, the aggregate weight of a weekly pool shipment, the fluctuation of per mile transportation costs, and the rise and fall of crude oil prices. Fuel charge increases will artificially contribute to a margin percentage decline because as surcharges are passed along in the form of higher billing rates, revenues increase without a corresponding change to gross profit.  Conversely, fuel decreases will artificially contribute to a margin percentage increase because as surcharges are passed along in the form of lower billing rates, revenues decrease without a corresponding change to gross profit.

The Company’s top 10 domestic customers’ revenue represented approximately 65% of its 2010 domestic revenue.  The Company uses various performance indicators to manage its business.  The Company closely monitors margin and gains and losses for its top 20 customers and loads with negative margins.  The Company also evaluates on-time performance, costs per load by origin and destination, and weekly revenue by facility location.  Vendor cost changes and vendor service issues are also monitored closely.

History of Our Business

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

During the 1990s our predecessors acquired the operations of Magazine Shippers Association, a consolidator of printed matter in Connecticut and Illinois, and divested our theatrical transportation and wholesale news agency subsidiaries along with the “Clark Transfer” name.  Since the acquisition of Magazine Shippers Association in 1991, all of our business’ growth has been organic.  During this time, a new umbrella corporation, CGI, was formed. CDS, HDS and CWT became subsidiaries of CGI, out of which our business’ key divisions were operated.

On February 12, 2008, the Clark Group Inc. was acquired by Global Logistics Acquisition Corporation (“GLAC”).  GLAC was formed as a blank check company on September 1, 2005 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the transportation and logistics sector and related industries.  In connection with the closing of the acquisition, Global Logistics Acquisition Corporation changed its name to Clark Holdings Inc.

Exploration of Strategic Alternatives

On February 14, 2011, the Company announced that its Board of Directors unanimously decided to explore financial and strategic alternatives to enhance shareholder value, including the possible sale or merger of the company.  The Board of Directors retained Eve Partners, LLC to assist it in the evaluation of these alternatives.  There can be no assurance that the exploration of strategic alternatives will result in any transaction.

Industry

As a transportation management and logistics services company whose core business is the shipment of mass market consumer magazines and books, our business is a part of the general transportation and logistics industry and is heavily affected by the print media industry in general and the magazine segment of that industry specifically. We believe our ability to provide a wide range of cost-effective transportation and logistics solutions is a competitive advantage within the print media industry as publishers and printers focus on their core competencies, which often do not include freight transportation.

We operate in a highly fragmented specialty market. We believe that this market will grow based on a series of factors, including improved economic conditions the growth of world trade and the resulting complexity and length of supply chains; increased outsourcing of manufacturers’ and retailers’ non-core operations, as they increasingly focus on core competencies; and demand for specialized, value added services which require logistics providers to tailor solutions to fit specific client needs. Companies within this industry compete on the basis of pricing, quality of service and customer relationships.

Key Strengths

Management believes that our most significant strengths include:

•
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

•
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

•
Enduring Customer Relationships.  Management believes that we have developed into a trusted service provider to the print media industry. Our customer base is highlighted by long-term relationships where we play an integral role in customers’ distribution chains. This role comprises much more than transportation, and often includes specialized services such as time-definite deliveries, unlocking and securing customers’ warehouses and “on the dock” freight movements. These value-added services have entrenched us in our customers’ distribution chains and created a high level of customer loyalty. Our top ten customers for 2010 have an average tenure with us of 15 years and all ten have been a customer for at least five years.  Our top twenty customers for 2010 have an average tenure with us of 12 years of which 15 have been a customer for at least five years.

•
Non-Asset Based Business Model.    As a non-asset based company, we maintain no print media inventory and rely extensively on third-party or leased assets for transportation (ground, air and ocean). Without substantial ownership of assets, we enjoy a highly variable cost structure where a majority of our expenses fluctuate with business volumes. While this model subjects us to unit and other cost increases by suppliers in connection with such items as increased fuel costs and driver wages, we have historically been successful in passing such increased costs to our customers through increases in our service rates. Additionally, our management believes that this highly variable cost structure permits us to better align our costs with our revenues. We have also been able to address the risks associated with the availability of third party services providers by establishing long-standing relationships with respected third party vendors and being a provider of a significant source of business to those vendors.

•
Visible and Consistent Revenue.    The print media industry has proven to be a reliable component of the United States economy, resulting in historically consistent demand for our services. The newsstand distribution channel, in which we play a critical role, is vital to the publishing industry in driving subscriptions and launching new titles. Our loyal customer base and the predictability of our customers’ freight patterns aid us in evaluating future operational and financial performance. The visibility also plays an important role in management’s planning efforts, including employee/asset deployment, capital expenditures and growth initiatives.

•
Experienced Management Team.    With approximately 115 years of combined experience at the company, our senior managers make up one of the channel’s most established and experienced management teams. This experience has played a critical role in our ability to maintain long-term customer relationships and become entrenched in customers’ distribution chains.

Operations

Our customers communicate their freight needs, typically on a publication-by-publication basis, to one of our transportation offices/distribution centers for dissemination to our operating companies for upload into the systems each company utilizes to meet the specific requirements of its customer base.  Our employees ensure that all appropriate information about each shipment is entered into our proprietary operating system. With the help of information provided by the operating system, our employees then determine the appropriate mode of transportation for the shipment and select a carrier or carriers, based upon their knowledge of the carrier’s service capability, equipment availability, freight rates, and other relevant factors. Many of these activities are routine and recurring reflecting the scheduled frequency (e.g., weekly, monthly, quarterly) of magazine publications.

Domestic Nationwide Distribution Services

Through CDS, we provide domestic newsstand magazine distribution services throughout North America. Essentially, CDS operates a “hub-and-spoke” network of operating centers and professional traffic management services, which provide publishers and printers with the benefits of scheduled delivery and reduced cost by shipping in a consolidated weekly pool managed by CDS. Services provided include pick-up at printing plants; break-bulk and sorting of individual wholesaler orders by title; consolidation of multiple titles to common wholesaler delivery points; and preparation of manifests, advance shipping notices and completion of shipment notifications to national distributors. On average, CDS delivers over 30 million magazines and books per week from over 90 print locations to wholesalers across North America.

CDS serves as a link between magazine and book printers/publishers and wholesalers, whose responsibilities include distributing these publications to retailers for public consumption. In this role, CDS is responsible for all aspects of distribution, including shipment pickup, consolidation and final delivery to wholesalers. CDS’ freight flow is similar to the “hub-and-spoke” networks utilized in the airline or less-than-truckload industries. Low volume shipments will be directed to one of the five operating centers (Harrisburg, PA; LaVergne, TN; Woodridge, IL; Carrollton, TX; and Kansas City, MO) where they are consolidated and pooled with other shipments destined for the same wholesaler. High volume shipments will bypass the distribution center and be delivered directly to the wholesaler.  CDS’ distribution centers are operated by HDS, and where appropriate, CDS will utilize the distribution center location of other third party break bulk providers.

CDS contracts with independent third-party transportation providers for approximately 80% of its transportation moves. With a third-party carrier base of approximately 600, CDS can ensure that its customers receive the appropriate balance between service levels and transportation costs that each circumstance requires. In the other 20% of transportation moves, CDS utilizes the services of a 40 tractor dedicated fleet operated by a third party provider with drivers domiciled in the HDS operated distribution centers. Although CDS’ business model is heavily focused on the use of third-party assets and theoretically could operate with 100% non-affiliated carriers, the dedicated fleet plays an important role in CDS’ network by servicing the predictable, high density lanes, where service standards are very demanding.

Domestic Regional Distribution Services

Through HDS, we provide time-critical ground-based transportation services to the print media industry. Our services include the transportation of specialized media products such as magazines, mass market books, newspaper inserts, drop ship mail, and motion picture film.  HDS’s network includes the management of five distribution centers and relationships with approximately 600 third-party transportation providers through CDS. In addition, HDS has an agreement with a large third party carrier to provide dedicated motor carrier services to HDS for the transportation of goods.  Approximately 60% of HDS’s transportation is hauled by the dedicated fleet managed by the third party carrier and the remaining 40% is hauled by other third parties.

HDS’ core business is providing traditional “break-up” services for printers and publishers in regions surrounding the five distribution centers. The break-up service is similar to a regional LTL (less-than-truckload) service, where freight is picked up from a customer, transported to one of the HDS distribution centers, pooled with other shipments headed in similar proximities and sent to final destinations. Through the five distribution centers that it manages, HDS provides break-up services in selected lanes throughout New England, Mid-Atlantic, Midwest, Rocky Mountain, Southwest and Southeast regions of the United States.

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

CWT’s primary functions are break-bulk and sorting of hundreds of individual titles and then consolidation into single consignee specific shipments, with us providing commercial invoices and detailed packing list as an agent for the export distributors. Once the sorting and assembly process is completed, CWT then takes on the role of an international freight forwarder – scheduling and booking freight with air and ocean carriers to ship to the import wholesalers who then effect retail distribution in the local marketplace they serve. Consolidation activities take place at one of its three distribution centers strategically located near international freight gateways (Wayne, NJ; Carson, CA; and Laredo, TX).  CWT relies on a core group of 20 air, ocean and ground freight carriers for transportation, with approximately 50% of its shipments traveling via ocean carriers, 40% via air carriers and 10% via trucks to Mexico.

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

As a result of our logistics capabilities, some of our domestic customers have us handle all, or a substantial portion, of their freight transportation requirements to or from a particular manufacturing facility or distribution center, including final delivery of shipments to single copy wholesalers. Our commitment to handle the shipments is usually at specific rates, subject to weight variation, fuel surcharge, and on time availability of the customer’s product. As is typical in the transportation industry, most of our customer agreements do not include specific volume commitments or “must haul” requirements.

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

Dependence on Major Customers

In 2010, two customers each represented more than 10% of the Company’s gross revenues.  These two customers accounted for 15% and 14%, respectively, of the Company’s gross revenues and 1% and 10%, respectively, of its accounts receivable at January 1, 2011.  In 2009, these same two customers accounted for 15% and 11% of the Company’s net revenues and 3% and 9%, respectively, of accounts receivable.

Relationships with Transportation Providers

Because we own relatively little transportation equipment and do not employ the people directly involved with the delivery of customers’ freight, our relationships with reliable transportation providers are critical to our success.

As of January 1, 2011, we had qualified approximately 600 domestic and 20 international segment transportation providers worldwide, of which the vast majority are motor carriers. Our transportation providers are of all sizes, including owner-operators of single trucks, small and mid-size fleets, private fleets and large national trucking companies. Consequently, we are not dependent on any one carrier. Our motor carrier contracts require that the carrier issue invoices only to and accept payment solely from us, and we reserve the right to withhold payment to satisfy previous claims or shortages.

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

Principal Transportation Vendors

Purchased transportation services associated with the provision of our services are integral to our business.  On a number of our shipping routes, we are dependent on a small number of carriers, as competitive alternatives are limited or the relationship may be advantageous due to performance, availability, capacity, or price considerations.  Even where alternative transportation vendors may be available, qualification of the alternative carrier and establishment of reliable service could result in delays, service level penalties, and a possible loss of revenues.

In 2010, one vendor represented 13% of our freight expense.  No other single vendor represented 5% or more of our freight expense or our sales, general or administrative expense in 2010.  In 2009, no single vendor represented 5% or more of our freight expense or our sales, general or administrative expense.

Competition

CDS is the only independent transportation and logistics provider of newsstand magazine distribution in the United States. Given the specialized nature of these services within the overall transportation and logistics industry, CDS’ primary competition is the “in-house” distribution arms of the large major printers, who provide services that are similar to ours in servicing newsstand copies of monthly, bi-monthly and annual magazine publications of large print runs. All of these printers have substantially greater financial and other resources than us. Large major printer transportation services, however, generally do not address weekly publications and are generally based on a specific company’s manufacturing schedules, are focused primarily on postal requirements, and are responsive almost exclusively to publication manufacturing needs, thereby limiting their ability to effectively compete with our specialized single copy services. As a result, certain of these printing companies actually contract with us for our services.  HDS faces competition from independent, regional ground-based transportation specialty service providers, none of which have achieved a material national market share.

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

Equipment

We do not own or lease significant equipment assets.  Our transportation service capacity is primarily handled through our network of third-party carriers, which permit less direct investment and greater operational flexibility.

Employees

As of January 2, 2010, we had 160 employees, with 10 senior managers, 140 operations personnel, 3 sales personnel and 7 accounting personnel.  We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe that employee relations are good.

On September 2, 2009, the Company entered into an agreement with a large third party carrier to provide dedicated motor carrier services to the Company for transportation of the goods that were being delivered by Evergreen Express Lines, a wholly owned subsidiary of the Company.  As a result of this agreement, the Company does not employ any drivers.

Insurance

We maintain insurance coverage for general and fleet liability, property (including property of others), ocean and surface cargo liability, employment practices, employee health and workers’ compensation. In addition, our vendors are required to provide evidence of fleet liability, cargo liability, workers compensation, and in some cases, flood insurance coverage in an amount we deem sufficient. All claims are administered by third party administrators, with the exception of overage, shortage and damage claims that are made that are below our deductible limits.

For all insurance policies, we are insured with policies that have standard deductible limits.  In 2010, the Company changed its medical and workers compensation plan to a fixed premium plan, which previously were partially self-insured with medical capped at a $40,000 limit per claim and workers compensation capped at a $225,000 limit per claim.   We believe that the types of coverage, deductibles, reserves and limits on liability currently in place are adequate.

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

Compliance with Environmental Laws

Not applicable.

ITEM 1A.     RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations and cash flows and the trading price of our securities.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known or that are currently deemed immaterial may also impair our business operations.

RISKS RELATED TO OUR INDUSTRY, NATURE OF OUR SERVICES
AND SENSITIVITY TO ECONOMIC CONDITIONS

Demand for our services may decrease during economic recession.

The transportation industry has historically experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of its customers, fuel shortages, price increases by carriers, interest rate fluctuations, and other economic factors beyond our control.  Carriers can be expected to charge higher prices to cover higher operating expenses, and in such circumstances, our gross profits and income from operations may decrease if we are unable to pass through to our customers the full amount of higher transportation costs.  Furthermore, many of our customers’ business models are dependent on expenditures by advertisers.  These expenditures tend to be cyclical, reflecting general economic conditions, as well as budgeting and buying patterns.  If economic recession or a downturn in our customers’ business cycles causes a reduction in the volume of freight shipped by those customers, particularly to the single copy distribution channel, our operating results could also be adversely affected.

Our business could be adversely affected by heightened security measures, actual or threatened terrorist attacks, efforts to combat terrorism, military action against a foreign state or other similar event.

We cannot predict the effects on our business of heightened security measures, including actual or threatened terrorist attacks, efforts to combat terrorism, military action against a foreign state or other similar events.  It is possible that one or more of these events could be directed at U.S. or foreign ports, borders, railroads or highways.  Heightened security measures or other events are likely to slow the movement of freight through U.S. or foreign ports, across borders or on U.S. or foreign railroads or highways and could adversely affect our business and results of operations.

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

Fuel cost inflation may increase our costs and adversely affect our results.

A significant proportion of our services and the incidental supplies in providing our services are dependent on petroleum-based commodities, particularly fuel costs.  Volatility in the price of these commodities could increase our costs, which we may not be able to pass on to our customers, and thereby adversely affect our results of operations and cash flows.

Our customers could face increased costs and business disruption resulting from instability in the newsstand distribution channel.

Our customers operate within a national distribution business that relies on wholesalers to distribute magazines published by customer publishers and other publishers to newsstands and other retail outlets.  Due to industry consolidation, three wholesalers represent approximately 90% of the wholesale magazine distribution business.  There is a possibility of further consolidation among these wholesalers and/or insolvency of one or more of these wholesalers.  Should such further consolidation occur, the number of locations to which we transport product could be reduced.  Fewer destination points could reduce the need for our services or adversely affect our pricing to our customers.  While insolvency of a wholesaler would not be expected to adversely affect our cash flow since we generally do not invoice wholesalers, such insolvency would, however, adversely affect our customer publishers’ cash flows and could impede the flow of product through the wholesale distribution channel.  A disruption in the wholesale channel due to wholesaler insolvency or any other reason could adversely affect our customers’ ability to distribute magazines to the retail market place and adversely affect our business and results of operations.

Our customers face significant competition for advertising and circulation both from other publishers as well as via alternative forms of content delivery.

Our customers’ magazine operations compete for circulation and audience with numerous other magazine publishers and producers of other media, including evolving new forms of content delivery which include the Internet, use of e-readers and other mobile devices.  Whether by loss of market share to competitors or through digital methods of delivering the same content, we could lose sales volume.  Such loss of revenue could adversely affect our business, financial position, and results of operations.

We face intense competition in the freight forwarding, logistics, domestic ground transportation and supply chain management industry.  If we do not effectively compete with new and existing competitors, our revenues and operating margins will decline.

In addition to competition from in-house distribution arms of large major printers, we face competition from participants in the freight forwarding, logistics, domestic ground transportation and supply chain management industry.  We believe this industry is intensely competitive and expect it to remain so for the foreseeable future.  We face competition from a number of companies, including many that have significantly greater financial, technical, information technology, and marketing resources.  We encounter competition from regional and local third-party logistics providers, freight forwarders, integrated transportation companies, truck brokerage niche players, smaller printers, trucking companies, and large integrated service competitors.  We also face competition from air and ocean carriers, consulting firms and contract manufacturers, many of which are beginning to expand the scope of their operations to include supply chain related services.  In addition, in some instances clients increasingly are turning to competitive bidding situations involving a number of competitors, including competitors that may have better economies of scale.  Increased competition could result in reduced revenues, reduced margins or loss of market share, any of which could adversely affect our results of operations and the long-term or short-term prospects for our business.

The principal competitive factors in our services include: price, service quality, delivery speed, marketing, customer services, and information technology offerings.  If we do not sufficiently differentiate our services on these factors, we may not be able to compete successfully against current and future competitors, and competitive pressures could require us to reduce the price of our services, and our business, operating results and financial condition may suffer We expect competition to increase in the future from existing competitors and a number of companies that may enter our existing or future markets.  Our competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their service offering to address the needs of their current and prospective customers.  Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share and service economies.  Such competition could materially adversely affect our ability to sell our services on terms favorable to us.

We depend upon others to provide equipment and services.

We do not own or control the vast majority of transportation assets that deliver our customers’ freight.  We control a limited number of trucks for the provision of our services through a dedicated fleet that is managed by a large third party carrier.  For the vast majority of our transportation needs we do not employ the people directly involved in delivering freight.  We are dependent on independent third parties to provide most truck and all rail, ocean and air services and to report certain events to us including delivery information and freight claims.  This reliance could cause delays in reporting certain events, including recognizing revenue, expenses, claims, and associated liabilities.  In addition, if we are unable to secure sufficient equipment or other transportation services to meet our commitments to our customers, our operating results could be materially and adversely affected, and our customers could switch to our competitors temporarily or permanently.    Our ability to secure sufficient transportation services is subject to certain risks, many of which are beyond our control, including:

•	equipment shortages in the transportation industry, particularly among truckload carriers;
•	interruptions in service or stoppages in transportation as a result of labor disputes;
•	changes in regulations impacting transportation; and
•	unanticipated changes in transportation rates.

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

On a number of our shipping routes, we are dependent on a small number of third party carriers to provide key components for our services.

On a number of our shipping routes, we are dependent on a small number of third party carriers.  This reliance may result in service delays which may adversely affect our reputation, and may increases in our costs, which we may not be able to recover.  Further, only a small portion of our transportation services are covered by long-term dedicated fleet arrangements, thus, most of our services are provided by non-exclusive common carriers on terms that are subject to change with limited notice.  From time to time, carriers may also cease to do business with us for various reasons, or change pricing or other terms and conditions.  Any such termination or the implementation of such changes could have a material adverse impact on our financial results. The loss of, or change in, business relationship with key third party carriers, could negatively impact our competitive position.  Additionally, a merger or consolidation among our suppliers could result in price increases which would adversely impact our results of operations.

Our non-asset based transportation management, North American and international freight forwarding and logistics businesses are subject to a number of factors that are largely beyond our control, any of which could have a material adverse effect on our results of operations.

Our non-asset based transportation management, North American and international freight forwarding and logistics businesses are subject to a number of factors that are largely beyond our control, including:

•	potential liability to third parties and clients as a result of accidents involving our employees, independent contractors or third party carriers;
•	increased insurance premiums, the unavailability of adequate insurance coverage, or the solvency of our current insurance providers;
•	recruitment and retention of agents and affiliates;
•	adverse weather and natural disasters;
•	changes in fuel taxes;
•	the ability to effectively pass through fuel cost increases to our clients through commonly accepted fuel surcharges;
•	potentially adverse effects from federal standards for new engine emissions; and
•	a carrier’s failure to deliver freight pursuant to client requirements.

If any of these risks or others occur, our business and results of operations could be materially and adversely affected.

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

RISKS RELATED TO OUR BUSINESS OPERATIONS

We may need to change our pricing models to compete successfully.

The highly competitive markets in which we compete can put pressure on us to reduce the prices we charge for our services.  As a result, we may not be able to maintain our historical prices and margins, which could adversely affect our business, results of operations and financial condition.  We believe that competition will increase in the future, which could require us to reduce prices, increase marketing and sales expenditures or take other actions which may have an adverse effect on our operating results.  Decreasing prices resulting from competition and technological changes require us to sell more services to achieve the same level of net revenues and gross profit.  If this occurs and we are unable to attract new customers and sell increased volume of services, our revenue growth and profitability could be adversely affected.  Any broad-based changes to our prices and pricing policies could cause our revenues to decline or be delayed as our sales force implements, and our customers adjust to, the new pricing policies.  Some of our competitors may bundle services for promotional purposes or as a long-term pricing strategy.  These practices could, over time, significantly constrain the prices that we can charge for our services.

Historically, a few customers have accounted for a meaningful proportion of our revenues. The loss of a significant customer would significantly reduce our revenues.

Our customer base is relatively concentrated.  In 2010 and 2009, two customers accounted for about 29% and 26%, respectively, of our entire net revenues.  For the foreseeable future, we expect to continue to have a relatively highly concentrated customer base, and the loss of a significant customer would substantially reduce our revenues.  In addition, revenues to any single customer may vary significantly from quarter to quarter and from year to year.  If our customer freight volumes decline we may not be able to replace the business.  Any such changes in our freight volumes from our significant customers may result in a significant decline in our revenues and profitability.  Significant customers may also seek and on occasion receive pricing, payment terms or other conditions that are less favorable to us.  In addition, certain significant customers may form strategic alliances or collaborative efforts that could result in additional complexities in managing individual customer relationships and transactions.  These factors could have a material adverse effect on our business, financial condition and results of operations.

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

Under our current credit facility we are subject to certain financial and other covenants.  Our current credit facility includes, financial covenant requiring us to maintain a specified cumulative EBITDA level, as defined in the credit agreement.  While we are presently in compliance with all of our financial and other covenants, over the past year, we have at times been out of compliance with certain of the financial covenants contained in our current and former credit facilities.  Such non-compliance was, in each instance, waived by the respective lender.  Our ability to meet our financial and other covenants in the future may be affected by economic, market, and competitive events beyond our control; accordingly, we can provide no assurance that we will be able to maintain compliance.  Nor can we provide any assurance that, should we again be out of compliance with our covenants, our lenders will provide waivers in the future.

In fiscal 2009 and 2010, we incurred net losses, and if we do not generate sufficient cash flow from operations in the future, we may not be able to fund our operations or fulfill our present or future obligations.

We have incurred net losses in each of the prior two years totaling $5.8 million, contributing to our $67.5 million accumulated deficit at January 1, 2011, and in 2010, we used about $3.0 million of cash as a result of our operating activities.  We believe that we may continue to incur net losses in the foreseeable future, as we attempt to improve the Company’s profitability.

Our ability to generate sufficient cash flow from operations to fund our operations and fulfill our present and future obligations, depends on a range of economic, competitive and business factors, many of which are outside our control.  We cannot provide assurance that our business will generate sufficient cash flow from operations, or that we will be able to sell assets or raise equity or debt financings when needed on desirable terms or at all.  An inability to fund our operations or fulfill outstanding obligations, whether as a result of an inability to generate sufficient cash flow from operations or otherwise, could cause us to delay or postpone our expansion plans, which would have a material adverse effect on our business, financial condition and results of operations.

We may seek to raise capital in the future to fund our operations, our ability to do so may be limited, and our failure to raise capital when needed could adversely affect our ability to fund our operations.

While we believe that our existing cash resources and available debt financing will be sufficient to meet our anticipated cash needs for at least the next 12 months, if we seek to accelerate our growth plans or acquire other businesses, we may need to seek additional equity or debt financing.  If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or to obtain debt financing.  The sale of additional equity securities or debt securities would result in additional dilution to our stockholders.  Additional debt would result in increased expenses and could result in covenants that would restrict our operations.  If adequate funds are not available or are not available on acceptable terms, this would significantly limit our ability to fund our operations, take advantage of unanticipated opportunities such as acquisitions of businesses or technologies, develop or enhance services, or respond to competitive pressures.

We operate in an industry affected by technological change and changing customer requirements and demands and our revenues are increasingly more dependent on our competitive ability to provide customers with transparency regarding the tracking and other information about their products distributed via our services.

The markets for our services are impacted by technological change; fluctuations in customer demand; changes in customer requirements; and new service introductions and enhancements.  Our future success depends on our ability to continually enhance and improve our services, the failure to do so could result in a significant decrease in our service revenues.  We cannot guarantee that we will be successful in this effort.  Our future success could be hindered by: delays in our introduction of new services; delays in market acceptance of any new services; delays in the provision of our current services; and our, or a competitor’s, announcement of any new or enhanced service offering.

OTHER BUSINESS RISKS

If we fail to effectively manage our operations, maintain our revenues or control our expenses, our future operating results could be adversely affected.

The scope of our operations and the geographic area of our operations have expanded.  Future growth could place a significant strain on our managerial, operational and financial resources.  To manage any future growth effectively, we need to continue to implement and improve additional management and financial systems and controls.  We may not be able to manage the current scope of our operations or future growth effectively and still exploit market opportunities for our services in a timely and cost-effective way.

We can provide no assurance that the market we serve will grow.  We also can provide no assurance that we will be successful in developing and introducing new services or that any new services we may introduce will actually increase our revenue growth rate.  If we experience a shortfall in revenue in any given quarter, due to the fixed nature of many of our expenses, we may not be able to further reduce operating expenses quickly in response. Any significant shortfall in revenue therefore could immediately and adversely affect our results of operations for that quarter.  Accordingly, our revenue growth, profitability and cash flows from operating activities could be lower than in recent years.

If we are unable retain key executive and management personnel, we may not be able to manage and execute our business plan.

Our success depends, in large part, upon the services of a number of key employees.  Many of our executive officers and key employees are at-will employees or have limited employment contracts and are not covered by key-person life insurance policies.  Competition for these types of employees is intense, and it is possible that we will not be able to retain our key employees and that we will not be successful in attracting, assimilating and retaining qualified candidates in the future.

If we cannot attract and hire enough qualified employees, it will adversely affect our ability to manage our business, develop, acquire new products and increase revenue.

The effective management of our business depends upon our ability to retain skilled technical, managerial, finance, manufacturing and marketing personnel.  If any of those employees leave, we will need to attract and retain replacements for them.  To achieve our growth objectives, we also need to add key personnel in the future.  The market for these qualified employees is competitive.  We could find it difficult to successfully attract, assimilate or retain sufficiently qualified personnel in sufficient numbers.  We might not attract and retain enough qualified personnel to support our anticipated domestic or international growth and our expanding service offerings.  The temporary and ongoing salary and compensation concessions we implemented in fiscal 2009 and 2010, which remain in effect, further heighten these risks.

We may incur substantial additional costs to motivate, attract, and retain key employees.

As a result of our adoption of authoritative guidance regarding share-based payments, which include stock options and restricted stock awards granted to employees, we are required to recognize expense in our Consolidated Statement of Operations that will never be settled in cash.  This requirement reduces the attractiveness of granting equity-based compensation as the expense associated with these grants decrease our profitability.

In addition, regulations adopted by the stock exchanges require stockholder approval for new equity compensation plans and significant amendments to existing plans, including increases in shares available for issuance under such plans, and prohibit member organizations from giving a proxy to vote on equity compensation plans unless the beneficial owner of the shares has given voting instructions.  These regulations could make it more difficult for us to grant equity compensation to employees in the future.  To the extent that these regulations make it more difficult or expensive to grant equity compensation to employees, we may incur increased compensation costs or find it difficult to attract, retain and motivate employees, which could materially and adversely affect our business.

If we do not successfully attract, retain and motivate key employees as a result of these or other factors, our operating results and ability to capitalize on our opportunities may be materially and adversely affected.  Further, we may have difficulty attracting and retaining qualified board members and executive officers, which would adversely affect our business.  Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, mandate, among other things, that companies adopt new corporate governance measures and impose comprehensive reporting and disclosure requirements, set stricter independence and financial expertise standards for audit committee members and impose increased civil and criminal penalties for companies, their chief executive officers, chief financial officers and directors for securities law violations.  In addition, regulations adopted by stock exchanges require comprehensive rules and regulations relating to corporate governance.  These laws, rules and regulations have increased and make it more difficult and more expensive for us to obtain director and officer (“D&O”) liability insurance.  Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties that cannot be addressed with D&O insurance.

Disruption of our operations at our corporate headquarters or significant distribution centers could negatively impact our ability to operate

The occurrence of natural disasters or other unanticipated catastrophes could cause interruptions in our operations. Extensive or multiple interruptions in our operations due to natural disasters or unanticipated catastrophes could severely disrupt our operations and have a material adverse effect on our results of operations.

If we determine that any of our intangible assets are impaired, we would be required to take a charge to earnings, which could have a material adverse effect on our financial condition and results of operations.

Under authoritative guidance, purchased goodwill and other intangible assets are periodically reviewed for impairment.  Such impairment could be caused by internal factors as well as external factors beyond our control.  Under the authoritative guidance, at the time goodwill or other intangible asset is considered impaired, an amount equal to the impairment loss should be charged as an operating expense in the statement of operations.  The timing of such an impairment (if any) is uncertain and difficult to predict.  Our results of operations in periods following any such impairment could be materially adversely affected.

During the 47 weeks ending January 3, 2009, we took an intangible asset impairment charge of $66.6 million.  During the 52 weeks ended January 2, 2010, we took an intangible asset impairment charge of $1.1 million.  We have remaining net acquired intangible assets of approximately $13.0 million at January 1, 2010.  If we are required to take additional impairment charges, or if financial analysts or investors believe we may need to take such action in the future, our stock price and operating results could be materially adversely affected.

We review for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amount could exceed fair value.  Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that the forecasts we use to support our goodwill and other intangible assets could change in the future.  Significant judgments are required to estimate the fair value of goodwill and intangible assets, including estimating future cash flows, determining appropriate discount rates, estimating the applicable tax rates, foreign exchange rates and interest rates, projecting the future industry trends and market conditions, and making other assumptions.  Changes in these estimates and assumptions, including changes in our reporting structure, could materially affect our determinations of fair value.

RISKS RELATED TO OUR INFORMATION TECHNOLOGY

The success of our business depends on the continuing development, maintenance and operation of our information technology systems.

Our success is dependent on the accuracy, proper utilization and continuing development of our information technology systems, including our business application systems, web servers and telecommunications network.  The quality and our utilization of the information generated by our information technology systems, and our success in implementing new systems and upgrades, affects, among other things, our ability to:

•	conduct business with our customers;
•	manage accounts receivable;

•	purchase, sell, manage and invoice our services efficiently and on a timely basis; and
•	maintain our cost-efficient operating model.

The integrity of our information technology systems is vulnerable to certain forms of disaster including, but not limited to, natural disasters such as tornadoes.  While we have taken steps to protect our information technology systems from a variety of threats, including computer viruses and malicious hackers, there can be no guarantee that those steps will be effective.  Furthermore, although we have redundant systems at a separate location to back up our primary application systems, there can be no assurance that these redundant systems will operate properly if and when required.  Any disruption to or infiltration of our information technology systems could significantly harm our business and results of operations.

We have operations, clients, and vendors throughout the world.  Our operations are dependent upon the connectivity of our operations throughout the world.  Activities that interfere with our international connectivity, such as computer “hacking” or the introduction of a virus into our computer systems, could significantly interfere with our business operations.

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

REGULATORY RISKS

We are subject to DOT, TSA, OSHA and other pertinent regulations and laws in the United States that could cause us to incur significant compliance expenditures and liability for noncompliance.

Our operations are subject to federal, state and local laws and regulations in the Unites States pertaining to our business, including those primarily related to safety and promulgated or administered by the DOT, the TSA and OSHA.  Specifically, we are subject to DOT regulations related to vehicular operating safety which regulate, among other things, driver’s hours of service and require us to maintain driver’s logs, driver’s information files and vehicle inspections reports, conduct scheduled preventative vehicle maintenance, perform random driver drug and alcohol tests, record and report motor vehicle accidents, and maintain current vehicle registrations.  In addition, our subsidiary, Clark Worldwide Transportation, Inc. (“CWT”), is registered with the TSA as an indirect air carrier (“IAC”) and operates within and according to its regulations which are intended to ensure that the cargo presented to airlines for carriage is safe.  Among other things, we are required to comply with security requirements, maintain the confidentiality of certain security information and procedures and designate and use a security coordinator.  We are also subject to various OSHA regulations that primarily deal with maintaining a safe workplace environment.  OSHA regulations require us, among other things, to maintain documentation of work related injuries, illnesses and fatalities and files for recordable events, complete workers’ compensation loss reports and review the status of outstanding worker compensation claims, and complete certain annual filings and postings.  We may be involved from time to time in administrative and judicial proceedings and investigation with these United States governmental agencies, including inspections and audits by the applicable agencies related to our compliance with these rules and regulations.

To date, our compliance with these and other applicable regulations has not had a material effect on our results of operations or financial condition.  Our failure, however, to comply with these and other applicable requirements in the future could result in fines and penalties to us and require us to undertake certain remedial actions or be subject to a suspension of our business, which, if significant, could materially adversely affect our business or results of operations.  Moreover, our mere involvement in any audits and investigations or other proceedings could result in substantial financial cost to us and divert our management’s attention.  Likewise, a failure by our third party service providers to comply with applicable regulations that results in increased costs of the services they provide to us or results in a disruption to their business and ability to provide services to us could have a materially adverse effect on us.  Additionally, future events, such as changes in existing laws and regulations, new laws or regulations or the discovery of conditions not currently known to us, may give rise to additional compliance or remedial costs that could be material.

We cannot provide any assurance that current laws, or any laws enacted in the future, will not have a material adverse effect on our business.

Our operations are subject to laws, rules, regulations, including environmental regulations, government policies and other requirements in each of the jurisdictions in which we conduct business.  Changes in and compliance with such laws, rules, regulations, policies or requirements could result in increased costs, the need to modify our services and could affect the demand for our services, which may have an adverse impact on our future operating results.  If we do not comply with applicable laws, rules and regulations, we could be subject to costs and liabilities and our business may be adversely impacted.

Our operating results could be adversely affected as a result of changes in our effective tax rates.

We are subject to taxation in the United States and the various states in which we operate.  Significant judgment is required to determine and estimate our tax liabilities. Our future tax rates could be affected by changes in the following:

•	earnings being lower than anticipated in states where we are taxed at lower rates as compared to higher than anticipated in states where we are taxed at higher rates;
•	an increase in expenses not deductible for tax purposes, including certain stock compensation, and impairment of intangible assets;
•	changes in the valuation of our deferred tax assets and liabilities;
•	changes in tax laws or the interpretation of such tax laws; or

•	new accounting standards or interpretations of such standards.

Accordingly, forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and material differences between forecasted and actual tax rates could have a material impact on our results of operations.  In addition, any significant change in our future effective tax rates could adversely impact our results of operations for future periods.

Significant judgment is required in determining our provision for income taxes and appropriate valuation allowances for our deferred tax assets.  The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations.  In determining the adequacy of our provision for income taxes, we regularly assess the likelihood of adverse outcomes resulting from tax examinations.  We provide for tax liabilities on our Consolidated Balance Sheets unless we consider it probable that additional taxes will not be due.  However, the ultimate outcome of tax examinations cannot be predicted with certainty, including the total amount payable or the timing of any such payments upon resolution of such issues.  In addition, we cannot assure you that such amounts will not be materially different than that which is reflected in our historical income tax provisions and accruals.  Should the IRS or other tax authorities assess additional taxes as a result of a current or a future examination, we may be required to record charges to operations in future periods that could have a material impact on the results of operations, financial position or cash flows in the applicable period or periods recorded.

Given the complexity of our domestic and international operations, compounded by the growing  diversity of services we provide, changes in accounting regulations and related interpretations and policies, pose a greater risk that we could recognize lower revenue and profits, adversely impact our ability to provide financial guidance, and negatively affect our results of operations, stock price and our stock price volatility.

Policies, guidelines and interpretations related to revenue recognition, accounting for acquisitions, income taxes, facilities consolidation charges, allowances for doubtful accounts, stock-based compensation and other financial reporting matters require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance and the factors associated with estimates related to these matters may be subject to a great degree of variability.  To the extent that management’s judgment is incorrect, it could result in an adverse impact on our financial statements.  Some of these matters are also among topics currently under re-examination by accounting standard setters and regulators.  These standard setters and regulators could promulgate interpretations and guidance that could result in material and potentially adverse changes to our accounting policies.

Failure to achieve or maintain effective internal control over financial reporting may materially adversely impact our business.  Our assessment is that our internal controls over financial reporting need improvement.

If we fail to achieve or maintain an effective internal control over financial reporting, or if our management does not timely assess the adequacy of such internal controls, we could be subject to regulatory sanctions and the public’s perception of our company may decline and the trading price of our stock could drop significantly.  Ongoing compliance with these requirements is complex, costly and time-consuming.  Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control.  Internal controls may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud.  Therefore, even effective internal controls can provide only reasonable, not absolute, assurance with respect to the preparation and fair presentation of financial statements.  In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  If we fail to achieve or maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, and there could be a material adverse effect on our stock price.  For the fiscal year ended January 1, 2011, management performed its assessment of our internal controls over financial reporting and reported on the effectiveness of such controls, which report is set forth in Item 9A.  In performing its assessment, management identified certain deficiencies in internal controls over financial reporting resulting from a lack of audit trails and other imbedded controls in the Company’s existing accounting systems.  We are in the process of implementing a new financial accounting system, that when completed, is expected to remediate these deficiencies.

RISKS OF OWNING OUR COMMON STOCK

Our stock price has been volatile, and you could lose the value of your investment.

Our stock price has been volatile and has fluctuated significantly in the past and your investment in our stock could lose some or all of its value.  For example, during the past twelve months ended January 1, 2010, the closing sales price of our common stock has fluctuated from a high of $0.70 per share to a low of $0.11 per share. The trading price of our stock is likely to continue to be volatile and subject to fluctuations in the future in response to various factors, some of which are beyond our control. These factors include, but are not limited to the following:

•	quarterly variations in our results of operations or those of our competitors;
•	announcements by us or our competitors of new services, service improvements, significant contracts;
•	commercial relationships or capital commitments;
•	the emergence of new sales or distribution channels in which we are unable to compete effectively;
•	our ability to develop and market new and enhanced services on a timely basis;
•	commencement of, or our involvement in, litigation;
•	recommendations by securities analysts or changes in earnings estimates;
•	announcements about our earnings that are not in line with analyst expectations; and
•	general economic conditions and slow or negative growth of related markets.

The stock market in general, and the market for small market capitalization companies in particular, have experienced extreme price and volume fluctuations.  These broad market and industry factors could materially and adversely affect the market price of our stock, regardless of our actual operating performance.  Our fluctuating stock price also carries other risks, including the increased risk of shareholder litigation.

We do not intend to pay dividends on our common stock.

Since becoming a public company, we have never declared or paid any cash dividend on our common stock.  We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.  Future cash dividends on the common stock, if any, will be at the discretion of our board, and will depend on our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions imposed by lending or other agreements, and other factors that the board may consider important.

We are authorized to issue preferred stock which may alter the rights of common stock holders by giving preferred stock holders greater dividend rights, liquidation rights and voting rights than our common stockholders have.

Our board is empowered to issue, without stockholder approval, preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of common stock.  While we do not currently have any shares of preferred stock outstanding, our Certificate of Incorporation, as amended, authorizes a class of 1,000,000 shares of preferred stock with such designation, rights and preferences as may be determined from time to time by the board.  In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the company.

Anti-takeover defenses in our governing documents and certain provisions under Delaware law could be dilutive and prevent an acquisition of our company or limit the price that investors might be willing to pay for our common stock.

Our governing documents and certain provisions of the Delaware General Corporation Law could make it difficult for another company to acquire control of our company.  Our certificate of incorporation allows our board to issue, at any time and without stockholder approval, preferred stock with voting rights or such other rights, preferences and terms as it may determine.  Also, Delaware law generally prohibits a Delaware corporation from engaging in any business combination with a person owning 15% or more of its voting stock, or who is affiliated with the corporation and owned 15% or more of its voting stock at any time within three years prior to the proposed business combination, for a period of three years from the date the person became a 15% owner, unless specified conditions are met.  All or any one of these factors could limit the price that certain investors would be willing to pay for shares of our common stock and could delay, prevent or allow our Board of Directors to resist an acquisition of our company, even if the proposed transaction were favored by independent stockholders.

Voting control by our executive officers and directors may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our officers and directors collectively own approximately 24% of our voting stock. Accordingly, they will be able to control the election of directors and, therefore, our policies and direction.  This concentration of ownership could have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

We may not be able to maintain our listing on the NYSE Amex, which may limit the ability of our stockholders to resell their common stock in the secondary market.

Although our common stock is currently listed on the NYSE Amex, we might not meet the criteria for continued listing on the NYSE Amex in the future.  If we are unable to meet the continued listing criteria of the NYSE Amex and become delisted, trading of our common stock could be conducted in the Over-the-Counter Bulletin Board.  In such case, an investor would likely find it more difficult to dispose of our common stock or to obtain accurate market quotations for it.  The NYSE Amex has certain quantitative and other maintenance criteria for the continued listing of common stock, including criteria relating to our stockholders’ equity, our total market capitalization, our public float, the selling price of our common stock and the number of holders of our common stock.  If we fail to maintain continued listing on the NYSE Amex and must move to a market with less liquidity, our stock price would likely decline.  If we are delisted from the NYSE Amex, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.  If our common stock is delisted from the NYSE Amex, it may become subject to the Securities and Exchange Commission’s ‘‘penny stock rules,’’ which impose sales practice requirements on broker-dealers that sell that common stock to persons other than established customers and ‘‘accredited investors.’’  Application of this rule could make broker-dealers unable or unwilling to sell our common stock and limit the ability of stockholders to sell their common stock in the secondary market.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We maintain our executive offices in Trenton, New Jersey.  This facility is the only facility that we own.  The following is a list of the facilities in which we operate:
Location	Operation	Approximate Square Footage	Lease Expiration
Owned Facilities
Trenton, NJ	Headquarters	11,200	Owned

Leased Facilities
Domestic:
Mechanicsburg, PA	Administration	6,517	March 31, 2013
Carrollton, TX	Distribution Center	28,770	March 31, 2013
Harrisburg, PA (a)	Distribution Center	252,000	August 30, 2015
Kansas City, MO	Distribution Center	37,000	March 31, 2013
LaVergne, TN (a)	Distribution Center	94,760	March 31, 2012
Woodridge, IL	Distribution Center	57,525	April 30, 2011

International:
Laredo, TX	Distribution Center	12,425	November 30, 2011
Wayne, NJ	Distribution Center	54,000	March 15, 2013
Carson, CA	Distribution Center	38,164	June 30, 2014
Atlanta, GA (b)	Distribution Center	16,266	June 30, 2012

 We believe our properties are adequately maintained and suitable for their intended use and that our production facilities have capacity adequate for our current needs.  Our offices are adequately covered by insurance for claims arising out of such occupancies.

(a)	We sublease a portion of these facilities to third-parties
(b)	We sublease this entire facility to a third-party for the majority of the remaining term on this lease.

ITEM 3.	LEGAL PROCEEDINGS

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

On June 18, 2010 the U.S. Court for the District of New Jersey issued a ruling in the Multi-Media International case that substantially narrowed the case. The Court granted CGI’s motion to dismiss the New Jersey Consumer Fraud Act claim. With regard to the class action allegations, CGI’s motion to disqualify MMI and its lawyer from representing the class was rendered moot when MMI withdrew its class allegations and filed a motion to convert the case into an individual claim by MMI against CGI.  The Court then granted MMI’s motion to file the amended complaint and proceed without the class action or the NJ Consumer Fraud allegations. As a result of these actions, CGI’s potential liability was substantially reduced.  In December 2010, the Company settled this litigation for $50,000.  Although the Company’s management continued to believe that the remaining allegations in the lawsuit were without merit, the settlement was deemed to be an amount significantly less that management expected the Company would spend to defend itself in continued litigation.

Other than the above, as at January 1, 2011, the Company was not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to its business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, common stock and warrants are listed on the NYSE Amex under the symbols GLA.U, GLA and GLA.WS, respectively.  The following table sets forth for the periods indicated, the high and low closing sale prices for a share of our common stock, during the relevant periods.

	NYSE Amex
	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
2009
First Quarter	$0.75	$0.56	$0.01	$0.00	$1.00	$0.59
Second Quarter	$0.92	$0.56	$0.01	$0.00	$0.88	$0.77
Third Quarter	$0.82	$0.44	$0.01	$0.00	$0.96	$0.72
Fourth Quarter	$0.65	$0.37	$0.01	$0.00	$0.92	$0.45

2010
First Quarter	$0.80	$0.37	$0.02	$0.01	$0.55	$0.44
Second Quarter	$0.56	$0.25	$0.02	$0.00	$0.55	$0.28
Third Quarter	$0.53	$0.24	$0.02	$0.01	$0.39	$0.22
Fourth Quarter	$0.38	$0.10	$0.01	$0.00	$0.40	$0.18

Holders

As of March 18, 2011, we had 38 holders of record of our common stock and approximately 400 persons held shares in “street name.”  On February 15, 2011 the Company’s warrants expired in accordance with their terms.  As a result, our warrants and units ceased trading after that date.

Dividends

We have not paid any cash dividends on our common stock to date.  The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, our capital requirements, debt restrictions, and our general financial condition. The payment of any dividends will be within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

No shares of preferred stock are presently outstanding.

Transfer Agent

The transfer agent for our common stock is BNY Mellon, New York, New York.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements in this Annual Report on Form 10-K.  This discussion contains forward-looking statements, which involve risk and uncertainties.  These forward looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about the Company’s industry, its business, and its financial performance.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond the Company’s control and difficult to predict and could cause actual results to differ materially from those discussed in the forward-looking statements.  The Company undertakes no obligation to update such statements to reflect subsequent events.  Our actual results could differ materially from those anticipated in the forward looking statements as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

OVERVIEW OF THE COMPANY’S BUSINESS

Clark Holdings Inc. is a holding company which conducts its business through its operating subsidiaries, which provide non-asset based transportation and logistics services primarily to the print media industry throughout the United States and between the United States and other countries.

The Company currently has two divisions, a domestic division and an international division.   The domestic division operates through a network of operating centers where it consolidates mass market consumer publications so that the publications can be transported in larger, more efficient quantities to common destination points.  The Company refers to each common destination point’s aggregated publications as a “pool.”  By building these pools, the Company offers cost effective transportation and logistics services for time sensitive publications. The international division has an operating model similar to that of a traditional freight forwarder.  It utilizes three distribution centers to consolidate shipments and arrange for international transportation utilizing third-party carriers (air, ocean or ground).   From October 2009 until August 2010, the Company also had a third division, a brokerage division.  On August 9, 2010, management began implementing a plan to discontinue the brokerage division.  The brokerage division had offered a range of non-asset based logistic solutions through a network of third party carriers.  See Note 11 to the Consolidated Financial Statements, regarding this discontinued operation.

See Note 9 to the Consolidated Financial Statements for a summary of comparative operating results for the Company’s reportable segments and discontinued operations.

EXECUTIVE SUMMARY

As reflected in the accompanying Consolidated Financial Statements, the Company experienced net losses of $3,848,000 for our 2010 fiscal year; the 52 weeks ended January 1, 2011.  This compares with a net loss of $1,940,000 for our 2009 fiscal year; the 52 weeks ended January 2, 2010.

Items Affecting Comparability
The following non-recurring items are included in and significantly impacted the Company’s comparative reported results of operations for our 2010 and 2009 fiscal years:

Discontinued Operations.  During 2010, the Company incurred $1,788,000 ($1,129,000 after tax) in formation and start-up costs associated with its now discontinued brokerage division.  In 2009, the Company incurred $513,000 (about $337,000 after tax) in start-up costs related to this now discontinued operation.  As discussed in Note 11 to the Consolidated Financial Statements, management decided in August to cease the Company’s brokerage operations.  Based on the division’s losses from the beginning of the current fiscal year through the date of its discontinuance, and assuming the division would have continued to operate at a loss at the same rate, discontinuance of the brokerage operations is expected to improve the Company’s pretax operating income and cash flow from operations by about $2,400,000 annually.

Impairment Charges.  During 2010, the Company recognized $594,000 (about $356,000 after tax) of impairment charges related to abandoned IT investments not yet placed into service that had previously been capitalized as “Construction-in-progress” plant and equipment assets.  In 2009, the Company recognized $1,077,000 (about $646,000 after tax) in charges associated with intangible asset impairments.  The non-cash charges associated with these impairments are recognized as “Impairment charges” in the Company’s Consolidated Statements of Operations and Cash Flows.

Severance & Restructuring Charges.  During 2010, the Company recognized $626,000 (about $376,000 after tax) of severance and lease exit costs associated with reductions in force implemented during the year.  These completed cost reduction efforts are expected to result in an annualized pretax run-rate savings of approximately $7,600,000.  During 2009, the Company recognized $1,050,000 (about $630,000 after tax) of severance and lease exit costs.

Other Income.  In December 2009, the Company settled all of its claims for indemnification under the stock purchase agreement related to its 2008 acquisition of the Clark Group Inc.  As a result of the settlement, the Company recognized $1,286,000 of other income in 2009.  No similar income was recognized in 2010.

Impact of Economic Recession
The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in the business cycles of our customers, fuel shortages, price increases by carriers, interest rate fluctuations, and other economic factors beyond our control.  Many of the Company's customers have business models that are dependent on expenditures by advertisers.  These expenditures tend to be cyclical, reflecting general economic conditions, as well as budgeting and buying patterns.  The recent economic recession, the resulting downturn in the business cycles of the Company’s customers (which caused a reduction in the volume of freight shipped by those customers, particularly to the single copy distribution channel) significantly adversely affected the Company’s financial performance, including its revenues, as discussed more fully in this Item under the heading “Results of Operations.”  Although there have been some notable improvements in freight volumes through 2010, some of these metrics remain unfavorable when compared with the year ago period.

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

Initiatives to Reduce Costs & Improve Profitability
In May 2010, management completed a series of cost restructurings including a reduction in workforce, wage freezes and wage reductions that resulted in reducing the Company’s annual payroll by $2,450,000 on an annualized basis.  In addition, the Company reduced capital expenditure budgets and amended its credit facility agreement (see Note 5 to the Consolidated Financial Statements).  Previous cost restructurings of the domestic and international divisions resulted in over $1,000,000 in annualized savings in operating, selling, general and administrative costs for the Company’s first fiscal quarter of 2010, the 13 weeks ended April 3, 2010.

In August 2010, the Company discontinued its start-up brokerage operations and consolidated the leadership of its domestic and international divisions under the President of its domestic operations.  The reorganization, expected to improve the organizational efficiency and coordination of the Company’s domestic and international operations, is expected to substantially reduce the Company’s operating costs and improve its profitability.  Discontinuance of the brokerage division is expected to improve the Company’s annual operating results by about $2,400,000 annually, as it was expected that the division would have continued to operate at a loss in the future.  By discontinuing the Company’s brokerage division, the Company will avoid such losses, which, on a pretax basis, had accumulated to $1,788,000 during 2010.  By consolidating leadership of the Company’s international and domestic divisions, the Company has reduced payroll, compensation related expenses, and other operating costs by about $1,100,000 on an annualized basis.  Costs associated with the reorganization and discontinued operations were recognized in the Company’s current fiscal quarter under authoritative guidance, which are discussed fully in Notes 11 and 12 to the Consolidated Financial Statements.

In December 2010, the Company began implementation of a profit improvement initiative.  When fully implemented, which is expected by the end of the Company’s fiscal first quarter ended April 2, 2011, the annual run-rate improvement from these initiatives is expected to be about $2,800,000.  This plan is comprised of three elements: (1) selective price increases for services provided by the company; (2) initiatives to improve the utilization and reduce costs of the Company’s purchased transportation; and (3) reduce the Company’s operating, sales & administrative costs, primarily through reductions in compensation and benefits costs.  Severance costs associated with implementation of this plan were $80,000 in December and are reflected in Note 12 to the Consolidated Financial Statements.

Management believes that these actions taken to improve the Company’s operating and financial performance will allow the Company to sustain its future operations and achieve profitability.  Throughout the Company, management remains focused on efforts to improve the Company’s profitability and financial position.

Line of Credit
The Company has a line of credit with Cole Taylor Bank.  The Company’s credit agreement with Cole Taylor Bank, as amended, requires the Company to comply with certain affirmative and negative covenants customary for a credit facility of this type, including limitations on liens, debt, mergers, and consolidations, sales of assets, investments and dividends. The Company’s credit facility is also subject to financial covenants.   At January 1, 2011, the Company was not in compliance with its financial covenants, which were waived via the March 2011 amendment.  The credit agreement and the financial covenant are described more fully later in this section in the discussion titled “Liquidity and Capital Resources.”

Exploration of Strategic Alternatives
On February 14, 2011, the Company announced that its Board of Directors unanimously decided to explore financial and strategic alternatives to enhance shareholder value, including the possible sale or merger of the company.  The Board of Directors retained Eve Partners, LLC to assist it in the evaluation of these alternatives.  There can be no assurance that the exploration of strategic alternatives will result in any transaction.

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

The table and the accompanying discussion and analysis should be read in conjunction with the Consolidated Financial Statements.

Results from Continuing Operations	Fiscal Year 2010
($000, except per share data)	1st	2nd	3rd	4th	Full Year
	Quarter	Quarter	Quarter	Quarter	2010
Gross revenues	$14,554	$17,311	$17,052	$16,029	$64,946
Freight expense	10,067	12,101	12,134	11,229	45,531
Net revenue	$4,487	$5,210	$4,918	$4,800	$19,415
Gross Margin %	30.8%	30.1%	28.8%	29.9%	29.9%
Loss from operations (a)(b)	$(1,377)	$(1,157)	$(1,073)	$(1,368)	$(4,975)
Operating margin	(9.5)%	(6.7)%	(6.3)%	(8.5)%	(7.7)%
Net loss (a)(b)	$(902)	$(285)	$(696)	$(836)	$(2,719)
Net margin	(6.2)%	(1.7)%	(4.1)%	(5.2)%	(4.2)%
Diluted loss per share	$(0.08)	$(0.03)	$(0.06)	$(0.08)	$(0.25)

(a)	First, second, third, and fourth quarter 2010 includes pretax restructuring charges of $67, $218, $324, and $17 (about $40, $131, $194, and $10 after tax), respectively.
(b)	Second quarter 2010 includes non-cash impairment charge of $594 (about $356 after tax) associated with an abandoned IT investment.

Results from Continuing Operations	Fiscal Year 2009
($000, except per share data)	1st	2nd	3rd	4th	Full Year
	Quarter	Quarter	Quarter	Quarter	2009
Gross revenues	$17,443	$16,491	$17,183	$15,289	$66,406
Freight expense	11,256	10,310	10,453	9,952	41,971
Net revenue	$6,187	$6,181	$6,730	$5,337	$24,435
Gross Margin %	35.5%	37.5%	39.2%	34.9%	36.8%
Income (loss) from operations (a)(b)	$(731)	$(1,150)	$305	$(1,752)	$(3,328)
Operating margin	(4.2)%	(7.0)%	1.8%	(11.5)%	(5.0)%
Net income (loss) (a)(b)	$(532)	$(751)	$134	$(454)	$(1,603)
Net margin	(3.1)%	(4.6)%	0.8%	(3.0)%	(2.4)%
Diluted income (loss) per share	$(0.05)	$(0.07)	$0.01	$(0.04)	$(0.15)

(a)	First, second, and fourth quarter 2009 includes pretax restructuring charges of $96, $467, and $487 (about $58, $280 and $292 after tax), respectively.
(b)	Fourth quarter 2009 includes non-cash intangible asset impairment charge of $1,077 (about $646 after tax).

See Note 9 to the consolidated financial statements for a summary of comparative operating results for the Company’s reportable segments.

RESULTS OF OPERATIONS FOR THE 52 WEEKS ENDED JANUARY 1, 2011 AND JANUARY 2, 2010

Gross Revenues.   Fiscal 2010 gross revenues decreased by $1,460,000 or 2.2% to $64,946,000 from $66,406,000 in 2009.  This decrease was primarily driven by year-over-year loss of domestic business due to competition and the effect of pricing concessions, partially offset by new domestic print media business and reverse logistics business and year-over-year growth of our international general commodity import revenues.  As described above in the “Executive Summary,” our core print media business is sensitive to the economy and in particular to the level of print media advertising, fuel prices, and other factors that can impact the price of transportation services.  In addition, the economic climate has resulted in some year-over-year loss of customers and repricing of our services that have adversely affected our revenues.

Discontinuance of the Company’s brokerage operations, discussed fully in Note 11 to the Consolidated Financial Statements, will reduce the Company’s future reported gross revenues and net revenues.

Fiscal 2009 gross revenues decreased by $17,761,000 or 21% to $66,406,000 from $84,167,000 in 2008.  This decrease was driven by several factors associated with the weak economic climate in 2009.  Specifically, our domestic and international businesses experienced a significant 26-28% decline, respectively, in tonnage shipped, heavily influenced by a reduction in advertising pages.  The sharp drop in oil prices in 2009 compared with 2008 also resulted in lower year-over-year revenues from energy surcharge invoicing.

Net Revenues.   Fiscal 2010 net revenues decreased by $5,020,000 or 21% to $19,415,000 from $24,435,000 in 2009.  This decrease was primarily driven by declining volumes in our core domestic print media business, which were only partially offset by the net revenue contribution provided by the top-line growth of our international and domestic operations.  The decline in our net revenues is attributed to the repricing of our traditional newsstand logistics services due to market conditions and our increased international sales mix of lower margin general commodities import business.

2009 net revenues decreased by $5,030,000 or 17% to $24,435,000 from $29,465,000 in 2008.   This decrease was primarily driven by the noted decrease in gross revenues experienced by the Company in 2009, described above, partially offset by reduced transportation costs in our domestic operations, which included greater utilization of less expensive intermodal transportation, and from a more favorable sales mix of higher margin business in our international operations.

Gross Margin.   Fiscal 2010 consolidated gross margins decreased by 690 basis points to 29.9% from 36.8% in 2009.  This decrease was driven by our sales mix and the effects of pricing competition, as described above, as well as the effect of tightening in the transportation market that lead to increases in our purchased transportation costs, both in our domestic and international operations.

2009 gross margins increased by 180 basis points to 36.8% from 35.0% in 2008.  This increase was driven by reduced transportation costs in our domestic operations, which included greater utilization of less expensive intermodal transportation, and from a more favorable sales mix of higher margin business in our international operations.

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

Depreciation and Amortization.  2010 Depreciation and amortization expense decreased by $53,000 or 3% to $1,663,000 from $1,716,000 in 2009.  The decrease in depreciation and amortization expense reflects the decline in our fixed asset additions over the comparative periods.  2009 Depreciation and amortization expense increased by $265,000 or 18% to $1,716,000 from $1,451,000 in 2008.  The increase was attributed to the increase in our capital spending in 2009 and the corresponding increase in our depreciable fixed asset base.

Operating, Selling, General and Administrative Expense.   Fiscal 2010 operating, selling, general and administrative expense, exclusive of depreciation and amortization, decreased by $2,413,000 or 10% to $21,507,000 from $23,920,000 in 2009.   This decrease was primarily driven by our cost reduction efforts, partially offset by increases in these costs resulting from expansion of our international operations and the impact of severance and other restructuring charges more fully described in Note 12 to the Consolidated Financial Statements.  The operating, selling, general and administrative expense associated with each segment of our business is disclosed in Note 9 to the Consolidated Financial Statements.

2009 operating, selling, general and administrative expense, exclusive of depreciation and amortization, decreased by $649,000 or 3% to $23,920,000 from $24,569,000 in 2008.  This decrease was primarily driven by our cost reduction efforts during the year.

Income Taxes.   In fiscal 2010, we recorded an income tax benefit related to continuing operations of $2,414,000.  This compares with an income tax benefit of $644,000 in fiscal 2009.  For 2010 and 2009, our effective tax rates were 47% and 29%, respectively.  Our effective blended state and federal tax rate varies due to the magnitude of various permanent differences between reported pretax income and what is recognized as taxable income by various taxing authorities.

We believe that it is more likely than not that the total remaining deferred tax assets of approximately $3,001,000 at January 1, 2011 will be realized from future taxable income provided by operations and amortization of the Company’s deferred tax liabilities.  Although we have experienced operating losses in the past two years, we anticipate operating profits and taxable income in fiscal 2011 and thereafter, resulting from reductions we have achieved in our operating costs, our expectations regarding our ability to achieve further cost savings, and our expectations regarding the prospects for future revenue growth.  The total taxable income required to realize the deferred tax assets over the 20-year net operating loss carry-forward period is approximately $3, 234,000.

Net Loss.   In fiscal 2010, the Company lost $2,719,000 ($0.25 per share basic and diluted) from continuing operations and $3,848,000 ($0.35 per share basic and diluted), inclusive of losses associated with discontinued operations.  This compares with a loss from continuing operations of $1,603,000 ($0.15 per share basic and diluted) in fiscal 2009 and a net loss of $1,940,000 ($0.18 per share basic and diluted), inclusive of losses associated with discontinued operations.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, which is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Use of Estimates
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States.  When more than one accounting principle, or method of its application, is generally accepted, management selects the principle or method that is appropriate in our specific circumstances.  Application of the accounting principles requires our management to make estimates about the future resolution of existing uncertainties that affect the reported amounts of assets, liabilities, revenues, and expenses, which in the normal course of business are subsequently adjusted to actual results.  In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the consolidated financial statements giving due regard to materiality.

The Company’s most significant estimates and assumptions made in the preparation of the financial statements relate to revenue recognition, accounts receivable collectability allowances, valuation of assets including other intangible assets, income taxes, income tax valuation allowances, and certain accrued expenses, including contingencies, cargo and other service related claims.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results, as determined at a later date, could differ from those estimates.

Revenue Recognition
The Company recognizes revenues under authoritative guidance.  All transactions are recorded at the gross amount charged to customers for service.  In these transactions, the Company is the primary obligor, a principal to the transaction, assumes all credit risk, maintains substantially all risks and rewards, has discretion to select the supplier, and has latitude in pricing decisions.  The Company has no material revenues relating to activities where these factors are not present.   Provisions for rebates and discounts to customers are recognized as reductions in determining net revenues in the same period as the related revenues are recorded.

Gross revenues associated with domestic ground freight are recognized based upon the relative transit time in each reporting period with the freight costs recognized as incurred.  Domestic ground freight estimates are highly predictable and are based on historical delivery data.

Gross revenue and freight costs associated with international air and ocean freight forwarding services are recognized based upon the estimated arrival date of the shipments.  International air and ocean freight transit estimates are based on published third party carrier arrival schedules.

Accounts Receivable and Allowance for Doubtful Accounts
We provide our services to an array of international and domestic customers.  Credit is extended after a credit review by management, which is based on a customer’s ability to perform its obligations.  Such reviews are regularly updated.  Accounts receivable are recorded at management's estimate of net realizable value.  The allowance for doubtful accounts is based upon aging of customer balances and specific account reviews by management.  For non-U.S. trade receivables we maintain credit insurance.  Our U.S. trade receivables are not covered under this credit insurance.  We maintain an allowance for potential credit losses based upon expected collectability of the Company’s uninsured accounts receivable.  We have no significant concentrations of credit risks and generally do not require collateral or other security from our customers.

Contingencies and Litigation
The Company is subject to the possibility of losses from various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies.   An accrual is made in the period in which it becomes probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated.  With respect to litigation, the Company assesses the adequacy of any loss provisions based on the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.  Based on experience, the Company believes that damage amounts claimed in the specific matters are not a meaningful indicator of the Company’s potential liability.  Litigation is inherently unpredictable.  Accordingly, it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable resolution of a contingency or because of the diversion of management’s attention and the creation of significant expenses.  We are named from time to time as a party to various legal proceedings.  While we currently believe the ultimate outcome of these proceedings, based on their merit, will not have a material adverse effect on our financial position, the results of complex legal proceedings are difficult to predict.

Income Taxes
We account for income taxes in accordance with authoritative guidance, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized.  In projecting future taxable income, for the purpose of evaluating the need for a valuation allowance associated with its deferred tax assets, we consider all evidence, both positive and negative; whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  To the extent that our deferred tax assets require valuation allowances in the future, the recording of such valuation allowances, would result in an increase to our tax provision in the period in which we determine that such a valuation allowance is required.

On a quarterly basis, we provide for income taxes based upon an annual effective income tax rate.  The effective tax rate is highly dependent upon the geographic composition of the Company’s earnings, tax regulations governing each state, availability of tax credits and the effectiveness of our tax planning strategies.  We carefully monitor the changes in many factors and adjust our effective income tax rate on a quarterly basis.  If actual results differ from these estimates, this could have a material effect on our financial condition and results of operations.
In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations.  Under authoritative guidance, we recognize liabilities for uncertain tax positions based on the two-step process.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.  We reevaluate these uncertain tax positions on a quarterly basis.  This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity.  Any change in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.

See Note 13, “Income Taxes” to the Consolidated Financial Statements for a detailed description.

Impairment of Long-Lived Assets –The Company evaluates the carrying value of its long-lived tangible and intangible assets with finite lives whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired in accordance with the provisions of authoritative guidance.  An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset including disposition are less than the carrying value of the asset.  During the year ended January 1, 2011, the Company recognized $594,000 of impairment losses related to abandoned IT investments not yet placed in service that had previously been capitalized as “Construction-in-progress” plant and equipment assets.  During the year ended January 2, 2010, the Company recognized $671,000 of impairment losses related to non-compete agreements associated with the 2008 acquisition of Clark Group Inc.

Purchased intangible assets with finite lives are presented at cost, net of accumulated amortization.  These finite lived intangible assets, which include non-compete agreements and customer relationships, are amortized on a straight-line basis over the estimated useful lives of 5 to 12 years.  Intangible assets with finite lives are amortized over their estimated useful lives and assessed for impairment under authoritative guidance.  The Company evaluated the carrying value of its long-lived assets as of January 1, 2011 and concluded that no long-lived assets were impaired at the end of the reporting period and that the remaining estimated useful lives are reasonable.

Impairment of Intangible Assets –  As required under authoritative guidance,  goodwill and certain intangible assets have an indefinite lives and are not amortized, but are subject to impairment testing annually, or earlier if indicators of potential impairment exist, using a two-step process.  The first is to identify any potential impairment by comparing the carrying value of the asset to its fair value.  If a potential impairment is identified, the second step is to measure the impairment loss.  Fair value is estimated using the income approach, which assumes that the value of a reporting unit can be computed as the present value of the assumed future returns of an enterprise discounted at a rate of return that reflects the riskiness of an investment.   The Company completed its annual impairment test as of January 1, 2011 and concluded that no intangible assets were impaired at the end of the reporting period.  During the year ended January 2, 2010, the Company recognized $406,000 of impairment losses associated with indefinite lived trade name intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

During the 52 weeks ended January 1, 2011, our cash and equivalents decreased by $2,733,000 to $146,000.  $2,973,000 was used in operating activities ($2,224,000 from continuing operations and $749,000 from discontinued operations), $140,000 was used in investing activities, and $380,000 was provided by financing activities.  Net cash used in investing activities of $140,000 included the purchase of plant equipment, furniture and fixtures and IT hardware and software, net of disposal proceeds, representing a decrease of $768,000 or 85% over the $908,000 invested during the comparative 52 weeks ended January 2, 2010.  These nominal capital investments were primarily funded by draws on our bank credit line.

We used $2,224,000 of cash in our continuing operating activities during the 52 weeks ended January 1, 2011 as compared with the $2,248,000 generated during the comparative 52 weeks ended January 2, 2010.  The $2,224,000 of cash used by operating activities during the 52 weeks ended January 1, 2011 resulted from a $2,719,000 loss from continuing operations, net non-cash charges totaling $635,000 (including a $594,000 non-cash impairment charge), and about $140,000 of cash used primarily to increase our non-cash working capital (current assets less cash and cash equivalents net of current liabilities). The most significant drivers behind the $140,000 decrease in our non-cash working capital include: (1) a $774,000 increase in our accounts receivable and (2) a $389,000 increase in taxes receivable, and a $343,000 increase in our prepaid expenses.  These increases were partially offset by a $1,093,000 net increase in our trade obligations and other accrued expenses and a $273,000 decrease in our other receivables.

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

On March 5, 2010, the Company entered into a new credit agreement with Cole Taylor Bank for a three year revolving line of credit.  Simultaneously with entering into the new credit agreement, the Company terminated its prior credit agreement with BOA and made an initial draw under the new facility to repay the then-outstanding loans from BOA.  The new credit agreement provides for a revolving line of credit of up to $6,000,000, with a $1,000,000 sublimit for letters of credit.  Under the terms of the credit agreement, as amended, the Company may borrow up to the lesser of (i) $6,000,000 and (ii) an amount derived from the Company’s eligible accounts receivable less certain specified reserves and the value of outstanding letters of credit.  The line of credit is collateralized by a first priority security interest in substantially all of the Company’s assets and requires payment of interest only during the line of credit’s three year term.  The interest rate on the line of credit varies based on the bank’s prime rate or LIBOR and is equal to the greater of 6.5% or the bank’s prime rate plus 2.5%, for borrowings based on the prime rate, or LIBOR plus 5%, for borrowings based on LIBOR.  At January 1, 2011 the applicable interest rate on amounts drawn under the line of credit was 6%.

As of January 1, 2011, the Company had an outstanding balance of $2,557,000 under the line of credit, with approximately $457,000 of undrawn availability.  At January 2, 2010, the Company had an outstanding balance of $2,895,000 under the line of credit with BOA, with approximately $1,683,000 of undrawn availability.

The Company must comply with certain affirmative and negative covenants customary for a credit facility of this type, including limitations on liens, debt, mergers, and consolidations, sales of assets, investments and dividends. The Company’s credit facility is also subject to financial covenants.  At January 1, 2011 the Company was not in compliance with its minimum cumulative EBITDA financial covenant, which was waived and replaced via the March 25, 2011 amendment. As amended effective March 25, 2011, the Company is subject to a Maximum Allowed Year-to-Date Cumulative Pre-Tax Loss covenant, as defined in the amendment, beginning with the Company’s fiscal quarter ended April 2, 2011.  This covenant applies until January 2012, when it is replaced with a Fixed Charge Coverage ratio covenant, as defined in the credit agreement, of no less than 1.05:1 calculated on a cumulative trailing twelve month basis.  At January 2, 2010 the Company was in compliance with its financial covenants in accordance with the September 15, 2009 amendment to the credit agreement with BOA.

The Company’s 2011Cumulative Pre-Tax Loss limits are as follows:
2011 Fiscal Period	Time Period	Maximum Allowed Year-to-Date Cumulative Pre-Tax Loss
1st Quarter	Thirteen (13) week period ending April 2, 2011	$(550,000)
April	Eighteen (18) week period ending May 7, 2011	$(500,000)
May	Twenty-two (22) week period ending June 4, 2011 *	$(450,000)
June	Twenty-six (26) week period ending July 2, 2011 *	$(450,000)
July	Thirty-one (31) week period ending August 6, 2011	$(450,000)
August	Thirty-five (35) week period ending September 3, 2011	$(450,000)
September	Thirty-nine (39) week period ending October 1, 2011	$(450,000)
October	Forty-four (44) week period ending November 5, 2011	$(450,000)
November	Forty-eight (48) week period ending December 3, 2011	$(450,000)
December	Fifty-two (52) week period ending December 31, 2011	$(450,000)

* If a bona fide letter of intent relating to the purchase of any of the assets (other than in the ordinary course of business) or stock of the Company is executed before May 31, 2011, the Maximum Allowed Year-to-Date Cumulative Pre-Tax Loss shall remain $ (500,000) until the July fiscal measurement period ended August 6, 2011.

For the first two months of its fiscal first quarter of 2011, the company reported an unaudited pre-tax loss of $155,000, accordingly, the Company may only incur $395,000 of additional cumulative loses under the amended covenant for the fiscal first quarter measurement period.  Results for the remaining fiscal month of March, for the four weeks ending April 2, 2011, have yet to be reported.

Associated with the March 25, 2011 amendment, the Company’s availability under its line of credit will be reduced by $10,000 per week for 15 consecutive weeks beginning July 1, 2011, until availability is reduced by an aggregate of $150,000.  Management does not expect that the line availability reduction will materially impact the Company’s liquidity, based on its forecasts, which are subject to risks and uncertainties.

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

MARKET RISKS
Market risk is the potential loss arising from adverse changes in market rates and prices.  We are exposed to various market risks, including those resulting from increases in interest rates and inflation particularly related to fuel prices and transportation costs, general levels of inflation, and interest rates.  We do not hedge either of these exposures; however, our contracts with our customers generally enable us to quickly pass along the costs of higher fuel prices.   There has been no material change in the Company’s market risk exposure during the 52 weeks ended January 1, 2011.

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

Interest Rate Risk
At January 1, 2011, we had about $2,557,000 of debt outstanding under our line of credit.  Interest expense under this line of credit is variable, based on its lender’s prime rate.  Accordingly, we are subject to interest rate risk in the form of greater interest expense in the event of rising interest rates.  We estimate that a 10% increase in interest rates, based on our present level of borrowings, would result in the Company incurring about $17,000 pretax ($10,000 after tax) of greater annual interest expense.

SEASONALITY

While the Company’s revenues are generally not seasonal (as each quarter’s revenue approximates 25% of annual revenues), there may be on occasion special events (e.g., an historical event or death of a celebrity or other public figure) or a publisher’s release of a new publication that favorably impact tonnage and resulting revenues in a particular quarter.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.  A general discussion of market and related risks can be found in the preceding section titled “Market Risks.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Clark Holdings Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Clark Holdings Inc. and Subsidiaries as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for the 52 weeks then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clark Holdings Inc. and Subsidiaries as of January 1, 2011 and January 2, 2010, and the results of their operations and their cash flows for the 52 weeks then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

April 13, 2011
Philadelphia, Pennsylvania

CLARK HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	January 1, 2011	January 2, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$146	$2,879
Restricted cash	–	718
Accounts receivable, net	4,953	5,073
Taxes receivable	389	–
Other receivables	141	414
Prepaid expenses	730	397
Deferred tax assets-current	537	483
Total Current Assets	6,896	9,964

PROPERTY AND EQUIPMENT, net of accumulated depreciation	1,678	2,529

INTANGIBLE ASSETS, net of accumulated amortization	12,990	14,257

TOTAL ASSETS	$21,564	$26,750

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$2,557	$2,895
Accounts payable	5,687	3,502
Accrued expenses and other payables	4,312	5,165
Total Current Liabilities	12,556	11,562

DEFERRED TAX LIABILITIES-NON-CURRENT	2,896	5,267

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock-$.0001 par value; 1,000,000 shares authorized; none issued	–	–
Common stock-$.0001 par value; 40,000,000 and 400,000,000 shares authorized at January 1, 2011 and January 2, 2010, respectively and 10,858,755 issued and outstanding at each date.	1	1
Additional paid-in capital	73,574	73,535
Accumulated deficit	(67,463)	(63,615)
Total Shareholders' Equity	6,112	9,921

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$21,564	$26,750

See accompanying notes to consolidated financial statements.

CLARK HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In Thousands, except share and per share data)

	For 52 Weeks Ended
	January 1, 2011	January 2, 2010

Gross Revenues	$64,946		$66,406

Freight expense	(45,531)		(41,971)
Depreciation and amortization	(1,663)		(1,716)
Operating, selling and administrative expense	(21,507)		(23,920)
Restructuring charges	(626)		(1,050)
Impairment charges	(594)		(1,077)
Operating loss	(4,975)		(3,328)

Other income	–		1,286
Interest income	2		1
Interest expense	(160)		(206)
Loss before income taxes	(5,133)		(2,247)
Benefit for income taxes	2,414		644

Loss from continuing operations	$(2,719)		$(1,603)
Loss from discontinued operations, net of tax	(1,129)		(337)
Net loss	$(3,848)		$(1,940)

Basic & diluted loss per share
Loss from continuing operations	$(0.25)		$(0.15)
Loss from discontinued operations	(0.10)		(0.03)
Net loss	$(0.35)	$	(0.18)

Weighted average shares used to compute loss per share
Basic and diluted	10,858,755		10,858,755

See accompanying notes to consolidated financial statements

CLARK HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands, except share data)

			Additional	Retained	Total
	Common Stock		Paid-in	Earnings	Shareholders'
	Shares	Amount	Capital	(Deficit)	Equity
BALANCES, JANUARY 3, 2009	10,858,755	$1	$73,427	$(61,675)	$11,753

Net loss	–	–	–	(1,940)	(1,940)
Stock-based compensation	–	–	108	–	108

BALANCES, JANUARY 2, 2010	10,858,755	$1	$73,535	$(63,615)	$9,921

Net loss	–	–	–	(3,848)	(3, 848)
Stock-based compensation	–	–	39	–	39

BALANCES, JANUARY 1, 2011	10,858,755	$1	$73,574	$(67,463)	$6,112

See accompanying notes to consolidated financial statements

CLARK HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In Thousands)

	52 Weeks Ended
	January 1, 2011	January 2, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3, 848)	$(1,940)
Loss from discontinued operations	(1,129)	(337)
Loss from continuing operations	$(2,719)	$(1,603)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	397	304
Amortization	1,267	1,412
Stock-based compensation expense	39	108
Deferred income tax benefit	(2,425)	(1,074)
Impairment charges	594	1,077
Provision for doubtful accounts and allowances	763	–
Changes in operating assets and liabilities:
Accounts receivable	(774)	616
Taxes receivable	(389)	–
Other receivables	273	(352)
Prepaid expenses	(343)	1,207
Accounts payable	1,817	929
Accrued expenses and other payables	(724)	(376)
Net cash provided (used) by operating activities from continuing operations	(2,224)	2,248

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(220)	(908)
Proceeds from disposal of assets	80	–
Net cash used in investing activities from continuing operations	(140)	(908)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of term loan	(2,895)	(1,365)
Net bank credit line proceeds	2,557	–
Decrease in restricted cash	718	(718)
Net cash provided (used) by financing activities from continuing operations	380	(2,083)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash used by operating activities	(749)	(293)
Net cash used for investing activities	–	–
Net cash provided by financing activities	–	–
Net cash used by discontinued operations	(749)	(293)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,733)	(1,036)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,879	3,915

CASH AND CASH EQUIVALENTS, END OF PERIOD	$146	$2,879

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$147	$206
Income taxes paid	$176	$351
Income taxes refunded	$695	$454

See accompanying notes to consolidated financial statements

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The consolidated financial statements include the accounts of Clark Holdings Inc., a Delaware corporation, and its subsidiaries (collectively referred to as the “Company” or “CHI”) and have been prepared in United States dollars, and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  Unless otherwise indicated, references in the consolidated financial statements and these notes to 2010 and 2009 are to the Company’s fiscal years ended January 1, 2011 and January 2, 2010, respectively.

Nature of Business and Principles of Consolidation – Clark Holdings Inc. is a holding company which conducts its business through its operating subsidiaries.  The Company is a niche provider of non-asset based transportation and logistics services to the print media industry throughout the United States and between the United States and other countries.  The Company operates through a network of operating centers where it consolidates mass market consumer publications so that the publications can be transported in larger, more efficient quantities to common destination points.  The Company offers cost effective transportation and logistics services for time sensitive publications.  The Company consolidates companies in which it owns or controls more than fifty percent of the voting shares.  All significant intercompany balances and transactions have been eliminated in consolidation.

Estimates and Uncertainties – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company’s most significant estimates and assumptions made in the preparation of the financial statements relate to revenue recognition, accounts receivable collectability allowances, valuation of assets including other intangible assets, income taxes, income tax valuation allowances, and certain accrued expenses, including cargo and other service related claims.  Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results, as determined at a later date, could differ from those estimates.

The Company has incurred net losses in each of the prior two years totaling $5.8 million, contributing to a $67.5 million accumulated deficit at January 1, 2011, and in 2010, the Company used about $3.0 million of cash as a result of our operating activities.  During the 52 week period ended January 1, 2011, and as of that date, the Company’s current liabilities exceeded its current assets by $5.7 million.

The Company is presently in compliance with all of its financial and other covenants.  Over the past year, the Company at times had been out of compliance with certain financial covenants contained in its current and former credit facilities.  Such non-compliance was, in each instance, waived by the respective lender.  The Company’s ability to meet its financial and other covenants in the future may be affected by economic, market, and competitive events beyond its control; accordingly, the Company can provide no assurance that it will be able to maintain compliance.  Nor can the Company provide any assurance that, should it again be out of compliance with its covenants, that its lenders will provide waivers in the future.

During 2010, the Company hired a new financial management team and implemented a business plan to improve the Company’s profitability and financial position.   By December 2010, management had completed a series of cost reduction initiatives, including closure of its brokerage division, a management reorganization of its international division, several reductions in workforce, and a wage freeze and a wage reduction.  Collectively, these initiatives have reduced the Company’s annual operating costs by more than $8 million.  In addition, the Company reduced capital expenditure budgets and amended its credit facility agreement on March 25, 2011 (Note 5).  The Company continues to pursue a number of initiatives to further reduce its costs and increase its revenues.  Management believes that these actions taken to improve the Company’s operating and financial requirements will allow the Company to sustain its future operations and meet its financial covenants over the next 12 months.  Further steps may need to be taken if the above actions prove to be insufficient.

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Liquidity – Management believes that cash on hand, cash available under its borrowing commitments and expected cash generated from operating activities will be sufficient to meet the Company’s obligations and fund its day-to-day operations for the next 12 months.  In the future, the Company’s operations may require additional funds and it may seek to raise such additional funds through public or private sales of debt or equity securities, or securities convertible or exchangeable into such securities, strategic relationships, bank debt, lease financing arrangements, or other available means.  No assurance can be provided that additional funding, if sought, will be available or, if available, will be on acceptable terms to meet the Company’s business needs.  If additional funds are raised through the issuance of equity securities, stockholders may experience dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of the Company’s common stock.  If additional funds are raised through debt financing, the debt financing may involve significant cash payment obligations and financial or operational covenants that may restrict the Company’s ability to operate its business.  An inability to fund its operations or fulfill outstanding obligations could have a material adverse effect on the Company’s business, financial condition and results of operations.

Reclassifications – Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Fair Value of Financial Instruments – The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term debt reasonably approximate their fair value due to the relatively short maturities of these instruments.  The use of different assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Cash Equivalents – All highly-liquid debt instruments with original or remaining maturities of less than three months at the date of purchase are considered to be cash equivalents.

Restricted Cash – At January 2, 2010, $718,000 of bank deposits which were classified as restricted due to restrictions under our then secured credit agreement.  Specifically, the restricted bank deposits were pledged as collateral associated with outstanding letters of credit.  On March 18, 2010, the $718,000 of restricted cash was released as part of the Company’s bank refinancing and the proceeds were used to pay down the bank line.

Accounts Receivable – Accounts receivable are recorded at management's estimate of net realizable value.  Management evaluates the adequacy of the allowance for uncollectible accounts on a customer specific basis.  These factors include historical trends, general and specific economic conditions and local market conditions.  Accounts are written off when management determines collection is doubtful.  See Note 3 for details regarding the Company’s allowance for uncollectible accounts at January 1, 2011, and January 2, 2010.

Property and Equipment – Property and equipment are reported at cost, net of accumulated depreciation and amortization.  Depreciation of property and equipment is based on the straight-line method over the estimated useful lives of the assets, which are three to forty years for buildings, furniture, equipment, and IT systems.  Leasehold improvements are amortized by the straight-line method over the shorter of the life of the related asset or the term of the underlying lease.  Construction in progress is not depreciated until the assets are placed in service.  Depreciation and amortization is classified as a separate captioned component of operating expense.

Impairment of Long-Lived Tangible Assets –The Company evaluates the carrying value of its long-lived assets with finite lives whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired in accordance with the provisions of authoritative guidance.  An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset including disposition are less than the carrying value of the asset.  During the year ended January 1, 2011, the Company recognized $594,000 of impairment losses associated with long-lived tangible assets.  No impairment losses associated with long-lived tangible assets during the year ended January 2, 2010.

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other Intangible Assets –  As required under authoritative guidance,  goodwill and certain intangible assets have an indefinite lives and are not amortized, but subject to impairment testing annually, or earlier if indicators of potential impairment exist, using a two-step process.  The first is to identify any potential impairment by comparing the carrying value of the asset to its fair value.  If a potential impairment is identified, the second step is to measure the impairment loss.  Fair value is estimated using the income approach, which assumes that the value of a reporting unit can be computed as the present value of the assumed future returns of an enterprise discounted at a rate of return that reflects the riskiness of an investment.  Purchased intangible assets with finite lives are presented at cost, net of accumulated amortization.  Other intangible assets, which include non-compete agreements and customer relationships are amortized on a straight-line basis over the estimated useful lives of 5 to 12 years.  Intangible assets with finite lives are amortized over their estimated useful lives and assessed for impairment under authoritative guidance.  The Company completed its annual impairment test as of January 1, 2011 and concluded that no intangible assets were impaired at the end of the reporting period.  During the year ended January 2, 2010, the Company recognized $1,077,000 of impairment losses associated with intangible assets.

Operating Leases– The Company leases most of its distribution facilities and transportation equipment.  At inception, each lease is evaluated to determine whether the lease will be accounted for as an operating or capital lease.  The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal can be reasonably assured and failure to exercise such option would result in an economic penalty.

Deferred Rent Liability – Rent expense related to operating leases where scheduled rent increases exist is determined by expensing the total amount of rent due over the life of the operating lease on a straight-line basis.  The difference between the rent paid under the terms of the lease and the rent expensed on a straight-line basis is included in deferred rent liability on the accompanying consolidated balance sheets.

Contingencies and Litigation – The Company is subject to the possibility of losses from various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies.   An accrual is made in the period in which it becomes probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated.  With respect to litigation, the Company assesses the adequacy of any loss provisions based on the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.  Based on experience, the Company believes that damage amounts claimed in the specific matters are not a meaningful indicator of the Company’s potential liability.  Litigation is inherently unpredictable.  Accordingly, it is possible that cash flows or results of operations could be materially and adversely affected in any particular period by the unfavorable resolution of a contingency or because of the diversion of management’s attention and the creation of significant expenses (see Note 10 “Commitments, Litigation and Contingencies”).

Vendor Concentrations – In 2010, one vendor represented 13% of our freight expense.  No other single vendor represented 5% or more of our freight expense or our sales, general or administrative expense in 2010.   In 2009, no single vendor represented 5% or more of our freight expense or our sales, general or administrative expense.

Major Customers – In 2010, two customers each represented more than 10% of the Company’s gross revenues.  These two customers accounted for 15% and 14%, respectively, of the Company’s gross revenues and 1% and 10%, respectively, of its accounts receivable at January 1, 2011.  In 2009, these same two customers accounted for 15% and 11% of the Company’s net revenues and 3% and 9%, respectively, of accounts receivable.

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of Credit Risk – Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and trade accounts receivable.  The Company from time to time may invest its cash indirectly in a variety of money-market instruments, including, but not limited to, commercial paper, repurchase agreements, variable rate obligations, certificates of deposit, United States Treasury and agency securities.  The Company also maintains cash balances with financial institutions which are insured by the Federal Deposit Insurance Corporation up to $250,000 each.  At various times during the year, such balances do exceed the FDIC limit.  The Company has not experienced any credit losses with respect to its cash and cash equivalent assets.

Concentration of credit risk with respect to all trade receivables is considered to be limited due to the quantity and diversity of customers comprising the Company’s customer base.  The Company performs ongoing credit evaluations of its customers’ financial condition and does not require collateral to secure accounts receivable.  When considered appropriate, the Company may utilize letters of credit or other means to mitigate credit risk.  For most of its non U.S. trade receivables the Company maintains credit insurance.  None of the Company’s U.S. trade receivables are covered under this credit insurance.  The Company maintains an allowance for potential credit losses based upon expected collectability of its uninsured accounts receivable.

Related-Party Transactions – In 2010, the Company paid its CEO, Gregory E. Burns and an employee of Blue Line Advisors, Inc., a private company wholly–owned and controlled by Mr. Burns, a total of $219,385 in non-director compensation and $16,579 in reimbursements for travel and entertainment.  In 2009, the Company paid its CEO, Gregory E. Burns $154,385 in non-director compensation and $15,810 in reimbursements for travel and entertainment.  In 2010 and 2009, the Company paid PLS Logistics Services, a logistics solutions provider controlled by Mr. Burns $81,070 and $0, respectively, for transportation services.  In 2009, the Company also provided logistics and transportation services for Anderson Merchandisers, LP, related through common ownership. 2009 revenue related to these services was $1,223,000.  At January 1, 2011 and January 2, 2010, the Company had no material obligations to or receivables from any related party.

Revenue Recognition – The Company recognizes revenues under authoritative guidance.  All transactions are recorded at the gross amount charged to customers for service.  In these transactions, the Company is the primary obligor, a principal to the transaction, assumes all credit risk, maintains substantially all risks and rewards, has discretion to select the supplier, and has latitude in pricing decisions.  The Company has no material revenues relating to activities where these factors are not present.   Provisions for rebates and discounts to customers are recognized as reductions in determining net revenues in the same period as the related revenues are recorded.

Gross revenues associated with domestic ground freight are recognized based upon the relative transit time in each reporting period with the freight costs recognized as incurred.  Domestic ground freight estimates are highly predictable and are based on historical delivery data.

Gross revenue and freight costs associated with international air and ocean freight forwarding services are recognized based upon the estimated arrival date of the shipments.  International air and ocean freight transit estimates are based on published third party carrier arrival schedules.

Employee Benefit Plan – The Company maintains defined contribution plans for eligible employees, as defined.  The plan allows for employee contributions to be matched by the Company.  The Company made no contributions for to this plan during 2009 or 2010.

Accounting for Stock-Based Compensation Plans – The Company accounts for stock-based compensation in accordance with authoritative guidance.  Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period.

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes – The Company recognizes deferred tax assets, net of applicable valuation allowances, related to net operating loss carry-forwards and certain temporary differences and deferred tax liabilities related to certain temporary differences.  The Company recognizes a future tax benefit to the extent that realization of such benefit is considered to be more likely than not.  This determination is based primarily on projected taxable income.  Otherwise, a valuation allowance is applied.  To the extent that the Company’s deferred tax assets require valuation allowances in the future, the recording of such valuation allowances would result in an increase to its tax provision in the period in which the Company determines that such a valuation allowance is required.

The Company evaluates the need for a deferred tax valuation allowance quarterly.  Although the Company incurred substantial losses before income taxes for the years ended January 1, 2011 and January 2, 2010, management believes that via a combination of carrybacks and future taxable income that it is more likely than not that the Company will realize its remaining net deferred income tax assets.  However, if future events change management’s assumptions and estimates regarding the Company’s future earnings, a significant deferred tax asset valuation allowance may have to be established.

Recent Accounting Pronouncements
•
Adoption of New Accounting Standards– There were no accounting standards adopted during the 52 weeks ended January 1, 2011 that had a material impact on the Company’s consolidated financial statements.

•
Standards Issued But Not Yet Effective – In October 2009, the Financial Accounting Standards Board (“FASB”)  issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13), which amends Codification Topic 605, Revenue Recognition. This update provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. This update also establishes a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Other new pronouncements issued but not effective until after January 1, 2011 are not expected to have a material impact on the Company’s consolidated financial statements.

•
Proposed Amendments to Current Accounting Standards –  Updates to existing accounting standards and exposure drafts, such as exposure drafts related to revenue recognition, lease accounting, loss contingencies, and fair value measurements, that have been issued or proposed by FASB or other standards setting bodies that do not require adoption until a future date, are being evaluated by the Company to determine whether adoption will have a material impact on the Company’s consolidated financial statements.

NOTE 2 – FAIR VALUE MEASUREMENT

Accounting guidance on fair value measurements for certain financial assets and liabilities requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.
•	Level 2 — Observable market-based inputs or unobservable inputs that are corroborated by market data.
•	Level 3 — Unobservable inputs reflecting the reporting entity’s own assumptions or external inputs from inactive markets.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – FAIR VALUE MEASUREMENT (CONTINUED)

In accordance with authoritative guidance, the Company periodically tests its intangible and other long-lived assets for impairment using various fair value techniques using predominantly Level 3 inputs.  For the 52 weeks ended January 1, 2011, the fair value of the Company’s groups of assets, as defined by authoritative guidance, exceeded the carrying value of such assets evaluated.

NOTE 3 – FINANCIAL STATEMENT COMPONENTS

CONSOLIDATED BALANCE SHEETS

($000s)
Accounts receivable, net		January 1, 2011	January 2, 2010
Continuing Operations:
Accounts receivable, gross		$5,812	$5,124
Allowance for doubtful accounts		(872)	(184)
Allowance for cargo claims		(17)	(29)
		$4,923	$4,911
Discontinued Operations:
Accounts receivable, gross		$213	$212
Allowance for doubtful accounts		(183)	(50)
		30	162

Accounts receivable, net		$4,953	$5,073

Property and Equipment, net	Useful Lives
Land		$71	$71
Building	40	465	465
Equipment	3 – 7 years	642	611
Furniture and fixtures	7 years	315	222
IT systems	3 years	895	882
Leasehold improvements	5 – 10 years	163	163
Construction-in-progress		–	594
		2,551	3,008
Less: Accumulated depreciation and amortization		(873)	(479)
		$1,678	$2,529

Intangible Assets, net
Customer list	12 years	$13,588	$13,588
Trade names	–	2,314	2,314
Non-compete agreements	5 years	1,013	1,013
		16,915	16,915
Less: Accumulated amortization		(3,925)	(2,658)
		$12,990	$14,257

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INTANGIBLE & LONG-LIVED ASSETS

The Company accounts and tests for impairment its intangible assets and other long-lived assets in accordance with authoritative guidance.  All of our recorded intangible assets other than trade names are deemed to be finite-lived intangibles, and are thus amortized over their estimated useful lives. Impairment tests for these intangible and long-lived assets are performed when a triggering event occurs that indicates that the carrying value of the intangible may not be recoverable.

Intangible Assets
Intangible assets as of January 1, 2011 and January 2, 2010 relate primarily to the estimated fair value of customer relationships acquired with respect to the Clark Group, Inc. acquisition.  The carrying values of these intangible assets are summarized below:

($000s)	Trade Names	Customer Relationships	Non-Compete Agreements	Intangible Asset Total
Net balance 1/3/2009	$2,720	$12,590	$1,436	$16,746
Amortization	–	(1,132)	(280)	(1,412)
Impairments	(406)	–	(671)	(1,077)
Net balance 1/2/2010	$2,314	$11,458	$485	$14,257
Amortization	–	(1,146)	(121)	(1,267)
Impairments	–	–	–	–
Net balance 1/1/2011	$2,314	$10,312	$364	$12,990

Customer relationships and non-compete agreements are being amortized over useful lives of twelve and five years, respectively.  Trade names are deemed an indefinite lived asset, not subject to amortization.   Amortization expense totaled $1,267,000 and $1,412,000 for the years ended January 1, 2011 and January 2, 2010, respectively.  The following table shows the expected amortization expense for these intangible assets for each of the next five fiscal years:

($000s)
2011	$1,267
2012	1,267
2013	1,267
2014	1,146
2015	1,146
Thereafter	4,583
$10,676

Amortization expense is a non-cash expense recognized in the consolidated statement of operations.

Impairments
Due to the continuing adverse economic impact on the Company’s market capitalization along with the operating losses incurred during 2009, management evaluated intangibles and fixed assets with finite lives for impairment as of January 2, 2010, in accordance with authoritative guidance.  Based on testing in 2009, we determined that the values assigned to our non-compete agreements and trade names were impaired due primarily to reduced profitability of the business.  Accordingly, the Company recognized a total impairment charge in the amount of $1,077,000 related to these assets.  During the year ended January 1, 2011, the Company recognized $594,000 of impairment charges related to abandoned IT investments not yet placed into service that had previously been capitalized as “Construction-in-progress” plant and equipment assets.  These impairment charges for 2009 and 2010 are reflected in the caption “Impairment charges” in the consolidated statements of operations and cash flows.  The fair values of the intangible assets and other long-lived assets were determined using unobservable (Level 3) inputs.

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – DEBT

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

On March 5, 2010, the Company entered into a new credit agreement with Cole Taylor Bank for a three year revolving line of credit.  Simultaneously with entering into the new credit agreement, the Company terminated its prior credit agreement with BOA and made an initial draw under the new facility to repay then-outstanding loans.  The new credit agreement provides for a revolving credit facility of up to $6,000,000, with a $1,000,000 sublimit for letters of credit.  Under the terms of the credit agreement, as amended, the Company may borrow up to the lesser of (i) $6,000,000 and (ii) an amount derived from the Company’s eligible accounts receivable less certain specified reserves and the value of outstanding letters of credit.  The credit facility is collateralized by a first priority security interest in substantially all of the Company’s assets and requires payment of interest only during the facility’s three year term.  The interest rate on the line of credit varies based on the bank’s prime rate or LIBOR and is equal to the greater of 6.5% or the bank’s prime rate plus 2.5%, for borrowings based on the prime rate, or LIBOR plus 5%, for borrowings based on LIBOR.  At January 1, 2011 the applicable interest rate on amounts drawn under the line of credit was 6%.

The Company must comply with certain affirmative and negative covenants customary for a credit facility of this type, including limitations on liens, debt, mergers, and consolidations, sales of assets, investments and dividends. The Company’s credit facility is also subject to financial covenants.  At January 1, 2011 the Company was not in compliance with its minimum cumulative EBITDA financial covenant, which was waived and replaced via the March 25, 2011 amendment. As amended effective March 25, 2011, current financial covenants include a Maximum Allowed Year-to-Date Cumulative Pre-Tax Loss covenant, as defined in the amendment, beginning with the Company’s fiscal quarter ended April 2, 2011.  This covenant applies until January 2012, when it is replaced with a Fixed Charge Coverage ratio covenant, as defined in the credit agreement, of no less than 1.05:1 calculated on a cumulative trailing twelve month date basis.  At January 2, 2010 the Company was in compliance with its financial covenants in accordance with the September 15, 2009 amendment to the credit agreement with BOA.

As of January 1, 2011, the Company had an outstanding balance of $2,557,000 under the revolving line and approximately $457,000 of undrawn availability under the credit line.  At January 2, 2010, the Company had an outstanding balance of $2,895,000 drawn under its revolving credit line, with about $1,683,000 of undrawn availability.

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – WARRANTS & CONTINGENTLY TRADABLE SHARES

Warrants

On February 21, 2006, in an initial public offering, the Company sold 10,000,000 units (“Units”) in the Offering for $8.00 per Unit.   In connection with the closing of the initial public offering, 2,272,727 initial stockholder warrants were issued at $1.10 per warrant.  On March 1, 2006, pursuant to the underwriters’ over-allotment option, the Company sold an additional 1,000,000 Units for $8.00 per Unit.  Each unit consisted of one share of common stock, par value $.0001 per share (“Share”), and one warrant to purchase one Share at an exercise price of $6.00 per Share (“Warrant”).  All 13,272,727 warrants became exercisable upon the completion of the acquisition of Clark Group Inc. on February 12, 2008 and expired unexercised on February 15, 2011.

Contingently Tradable Shares

Founders of the Company placed 1,173,438 shares of common stock into escrow under a lock-up agreement for release under two conditions:  upon occurrence of  a change of control event or if the Company’s closing stock price for any 20 day trading period, within a 30 day trading period, exceeds $11.50 per share before February 12, 2013.  If the escrow release condition is not satisfied by February 12, 2013, the shares in escrow will be returned to the Company’s transfer agent for cancellation.  As a result of the condition to which the escrowed shares are subject, these shares are considered contingently tradable, and as such, are excluded from outstanding shares and earnings per share calculations.

NOTE 7 – LOSS PER SHARE

Basic loss per common share is computed using the weighted average number of common shares outstanding.  Diluted loss per common share is computed using the weighted average number of shares outstanding as adjusted for the incremental shares attributable to the assumed exercise of outstanding options and warrants to purchase common stock, and other potentially dilutive securities.

The following table sets forth the computation of the basic and diluted loss per common share:

	52 Weeks Ended
($000s, except share & per share data)	January 1, 2011	January 2, 2010
Numerator for basic and diluted:
Loss from continuing operations	$(2,719)	$(1,603)
Loss from discontinued operations	(1,129)	(337)
Net loss	$(3,848)	$(1,940)

Denominator :
For basic loss per common share - weighted average shares outstanding	10,858,755	10,858,755
Effect of dilutive securities - stock options, restricted stock units and warrants	–	–
For diluted loss per common share - weighted average shares outstanding adjusted for assumed exercises	10,858,755	10,858,755

Basic and diluted loss per share
Continuing operations	$(0.25)	$(0.15)
Discontinued operations	(0.10)	(0.03)
Net loss	$(0.35)	$(0.18)

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – LOSS PER SHARE (CONTINUED)

The following warrants and options to purchase common stock were excluded from the computation of diluted earnings per share for the 52 weeks ended January 1, 2011 and January 2, 2010 as the Company was in a net loss position and all potential common shares derived from stock options would have had an anti-dilutive effect.

	52 Weeks Ended
Anti-dilutive warrants and options:	January 1, 2011	January 2, 2010
Warrants *	13,272,727	13,272,727
Founders’ shares *	1,173,438	1,173,438
Outstanding stock options	582,000	752,250
	15,028,165	15,198,415

* see Note 6 for a description of these securities.

NOTE 8 – STOCK-BASED COMPENSATION

The effect of recording stock-based compensation for the 52 weeks ended January 1, 2011 and January 2, 2010 was as follows:

	52 Weeks Ended
	January 1, 2011	January 2, 2010
Stock-based compensation expense by type of award:
Employee stock options	$45,226	$61,623
Non-employee director stock options	47,279	46,136
Forfeiture rate adjustment	(54,251)	–
Total stock-based compensation expense	$38,254	$107,759
Tax effect of stock-based compensation recognized	(15,302)	(43,104)
Net effect on net loss	$22,952	$64,655

Excess tax benefit effect on:
Cash flows from operations	$–	$–
Cash flows from financing activities	$–	$–
Effect on loss per share:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

As of January 1, 2011, the unrecorded deferred stock-based compensation balance was $77,894 after estimated forfeitures and will be recognized over an estimated weighted average amortization period of about 1.6 years.  During the 52 weeks ended January 1, 2011, the Company granted 160,000 stock options with an estimated total grant-date fair value of $18,599 after estimated forfeitures.  During the 52 weeks ended January 2, 2010, the Company granted 645,250 stock options with an estimated total grant-date fair value of $103,551 after estimated forfeitures.

During the 13 weeks ended January 1, 2011, the Company reviewed its forfeiture rate experience associated with historic stock-based compensation grants.  In doing so, it was determined that an increase in its forfeiture rate estimates were appropriate.  In connection with this revision in estimate, the Company recognized a non-recurring cumulative effect pretax benefit in the amount of $54,251 for the 52 weeks ended January 1, 2011.

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK-BASED COMPENSATION (CONTINUED)

Valuation Assumptions

The Company estimates the fair value of stock options using a Black-Scholes option-pricing model.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and an approach that recognizes stock-based compensation expense evenly over the options vesting period with the following weighted-average assumptions:

	52 Weeks Ended
	January 1, 2011	January 2, 2010
Risk-free interest rate	3.0%	2.9%
Dividend yield	0.0%	0.0%
Expected stock price volatility	62%	62%
Average expected life of options	6.9 years	6.5 years

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

Equity Incentive Program.

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

Under the Company’s 2007 Plan, 930,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of January 1, 2011, 348,000 common shares were available for future issuance under the 2007 Plan.

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK-BASED COMPENSATION (CONTINUED):

The following table summarizes the stock option plan activity for the indicated periods:

	Number of Shares	Weighted Average Exercise Price
Balance outstanding at January 4, 2009	126,250	$3.48
52 weeks ended January 2, 2010:
Options granted	645,250	0.56
Options exercised	–	–
Options cancelled/expired/forfeited	(46,250)	0.37
Balance outstanding at January 2, 2010	725,250	$1.08
52 weeks ended January 1, 2011:
Options granted	160,000	0.51
Options exercised	–	–
Options cancelled/expired/forfeited	(303,250)	1.11
Balance outstanding at January 1, 2011	582,000	$0.91

The options outstanding and exercisable at January 1, 2011 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price

$0.32 to $0.50	158,000	9.3	$0.39	27,667	$0.41
$0.56 to $0.87	374,000	8.4	0.71	98,000	0.73
$4.06	50,000	7.2	4.06	41,667	4.06
	582,000	8.6	$0.91	167,333	$1.51

At January 1, 2011, none of the Company’s exercisable options were in-the-money.  At January 1, 2011, the aggregate intrinsic value of options outstanding and exercisable was $0.  No options were exercised during the 52 weeks ended January 1, 2011.

The weighted average grant date fair value of options granted during the 52 weeks ended January 1, 2011was $0.22.  The weighted average grant date fair value of options granted during the 52 weeks ended January 2, 2010 was $0.43.

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – BUSINESS SEGMENTS

The Company operates two business segments, Domestic and International.  The Domestic segment consists of operations serving primarily print wholesale customers in North America.  The International segment consists principally of shipments outside North America.  Results for the now discontinued Brokerage segment are reflected as discontinued operations.

Financial information on business segments for the 52 weeks ended January 1, 2011, and January 2, 2010, is as follows:

For 52 Weeks Ending January 1, 2011
($000s)	Domestic	International	Continuing Operations	Discontinued Operations
Gross revenues	$48,710	$16,236	$64,946	$3,070
Freight expense	(33,784)	(11,747)	(45,531)	(2,732)
Operating, selling and administrative expense (a)	(16,801)	(4,706)	(21,507)	(2,056)
Restructuring charges	(299)	(327)	(626)	(69)
Impairment charges	(594)	–	(594)	–
Loss from operations before depreciation, amortization, interest and taxes	$(2,768)	$(544)	$(3,312)	$(1,788)

Total assets	$20,450	$1,075	$21,525	$39
Capital expenditures	$166	$54	$220	$–

For 52 Weeks Ending January 2, 2010
($000s)	Domestic	International	Continuing Operations	Discontinued Operations
Gross revenues	$54,557	$11,849	$66,406	$260
Freight expense	(34,650)	(7,321)	(41,971)	(218)
Operating, selling and administrative expense (a)	(19,122)	(4,798)	(23,920)	(555)
Restructuring charges	(918)	(132)	(1,050)	–
Impairment charges	(1,077)	–	(1,077)	–
Loss from operations before depreciation, amortization, interest and taxes	$(1,210)	$(402)	$(1,612)	$(513)

Total assets	$23,742	$2,799	$26,541	$209
Capital expenditures	$569	$339	$908	$–

(a)
All corporate overhead services (accounting, finance, billing and customer service, information technologies) and all public company costs are included in domestic operating, selling and administrative expense.

For purposes of this disclosure, all inter-company transactions have been eliminated.

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – COMMITMENTS, LITIGATION AND CONTINGENCIES

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

On or about July 10, 2009, Multi-Media International filed a complaint against Clark Group Inc. (“CGI”) and its subsidiaries, seeking class action status in the United States District Court for the District of  New Jersey by alleging, among other things, (i) common law fraud, aiding and abetting fraud, negligent misrepresentation, conversion and unjust enrichment, (ii) violation of N.J. Stat. § 56:8-2 and (iii) breach of good faith and fair dealing, relating to alleged excessive fuel surcharges by the Subsidiaries.  The complaint alleged a class period from June 25, 2002 through June 25, 2009. On behalf of the punitive class plaintiff sought to recover the alleged excessive fuel charges, enjoin the alleged improper calculation of fuel charges by defendants and impose punitive damages and attorney’s fees. The complaint did not specify an amount of damages; however a prior complaint seeking similar relief on behalf of the same class, which was withdrawn, sought compensatory damages in the amount of $10 million and punitive damages in the amount of $30 million.

On June 18, 2010 the U.S. Court for the District of New Jersey issued a ruling in the Multi-Media International case that substantially narrowed the case.  The Court granted CGI’s motion to dismiss the New Jersey Consumer Fraud Act claim.  Multi-Media International subsequently withdrew its class allegations and was granted a motion to convert the case into an individual claim.  In December 2010, an agreement was reached to settle the litigation for $50,000, an amount the Company believed to be less than the costs of further defend the meritless lawsuit.

Other than the above, as at January 1, 2011, the Company was not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to its business.

Leases – Other than our corporate headquarters facility in Trenton, New Jersey, which we own, we lease our premises under operating lease agreements which expire through 2011 and equipment under operating leases that expire through 2015.

Future minimum lease payments under non-cancelable leases are as follows:

($000s)	Operating	Sublease	Net Lease
Years Ending	Leases	Rents	Obligation
2011	$2,251	$226	$2,025
2012	2,036	230	1,806
2013	1,242	305	937
2014	969	391	578
Thereafter	553	239	314
Total future minimum lease payments	$7,051	$1,391	$5,660

Rent expense was $2,024,000 net of $101,000 of sublease rents for the year ended January 1, 2011 and $2,392,000 net of $10,000 of sublease rents for the year ended January 2, 2010.  In addition to minimum lease payments, we are typically responsible under our lease agreements to pay our pro rata share of maintenance expenses, common charges, management fees, real estate taxes, and other occupancy costs associated with the facilities we lease.

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – DISCONTINUED OPERATIONS

On August 9, 2010, management began implementing a Board approved plan (“Plan”) to discontinue the Company’s start-up brokerage operations.  The decision to take this action resulted from an extensive evaluation of the division, which resulted in the conclusion that it was not achieving performance levels that warranted further investment.  Employment of the brokerage division’s remaining personnel was terminated, with transitional agreements reached with several of the divisions key management personnel. Operations of the division ceased in the quarter ended October 2, 2010,

Refer to Note 9 to the Consolidated Financial Statements for additional information regarding the significant components of discontinued brokerage operations results of operations for the 52 weeks ended January 1, 2011 and January 2, 2010.  Other than trade receivables, trade payables and deferred tax assets, the division had no other material assets or obligations.  Other costs associated with exit or disposal activities are recorded when incurred.

The major classes of assets and liabilities included in Consolidated Balance Sheets for the discontinued brokerage division as of January 1, 2011 and January 2, 2010 were as follows:

($000s)	January 1, 2011	January 2, 2010
Current assets	$39	$209

Current liabilities	$454	$215

NOTE 12 – RESTRUCTURING CHARGES

During the 52 weeks ended January 1, 2011, the Company recognized restructuring charges totaling $704,000, consisting of $632,000 of severance and related costs and $72,000 of lease exit costs associated with the discontinuance of the Company’s brokerage division and consolidation of its domestic and international division’s leadership under common management.  This management reorganization was undertaken under a plan to improve the Company’s profitability through reduced operating costs and improved organizational efficiencies resulting from use of shared resources and greater coordination of the Company’s domestic and international operations.

The table below reconciles the beginning and ending liability balances in connection with restructuring charges recorded during the 52 weeks ended January 1, 2011 in continuing and discontinued operations:

($000s) Severance and lease exit obligations	Balances at Beginning of Period	Restructuring Charges, Net	Cash Payments	Balances at End of Period
Continuing operations	$692	$626	$1,056	$260
Discontinued operations	–	78	68	10
	$692	$704	$1,124	$270

The above liability balances at January 1, 2011 are included in accrued expenses and other payables in the accompanying Consolidated Balance Sheets.  Cash payments to be applied against these accruals at January 1, 2011 are expected to be approximately $270,000 in 2011.

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – INCOME TAXES:

The components of benefit for income taxes from continuing operations are summarized as follows:

	52 Weeks Ended
	January 1, 2011	January 2, 2010
Current:
Federal	$(774,558)	$(25,690)
State	89,172	437,686
Total Current	$(685,386)	$411,996
Deferred:
Federal	$(990,995)	$(768,372)
State	(737,569)	(287,840)
Total Deferred	(1,728,564)	(1,056,212)
Income tax benefit	$(2,413,950)	$(644,216)

A reconciliation of the total income tax benefit provided at the federal statutory rate (34%) to the income tax benefit recorded is as follows:

	52 Weeks Ended
	January 1, 2011	January 2, 2010
Tax provision computed at federal statutory rate	(34.00)%	(34.00)%
Effect of state income taxes, net of federal benefits	(8.34)%	4.40%
Other permanent differences, net	(4.69)%	(0.97)%
	(47.03)%	(28.63)%

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	52 Weeks Ended
	January 1, 2011	January 2, 2010
Deferred tax assets:
Accruals	$201,036	$315,613
Deferred Revenue	–	64,757
Compensation and benefits	82,960	67,692
Amortization	612,853	663,471
Allowance for doubtful accounts	428,283	97,371
Alternative minimum tax credit	66,474	–
Other	45,097	30,500
NOL - Federal	1,099,603	–
NOL - State	464,387	44,632
Total deferred tax assets	$3,000,693	$1,284,036

Valuation allowance	( –)	( –)

Deferred tax liabilities:
Depreciation	$(236,678)	$(270,167)
Amortization	(4,947,406)	(5,690,476)
Prepaids	(175,208)	(107,322)
Other	–	–
Total deferred tax liabilities	$(5,359,292)	$(6,067,965)

Net deferred tax liability	$(2,358,599)	$(4,783,929)

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – INCOME TAXES (CONTINUED):

At January 1, 2011, the Company has available Federal net operating loss carry-forwards of approximately $3,234,000 which will begin to expire as of January 2030 and state net operating loss carry-forwards of that ranged from approximately $724,000 to $5,849,000 which will begin to expire in the years ending January 2017  through January 2030.

The Company believes that it is more likely than not that the total remaining deferred tax assets of approximately $3,001,000 at January 1, 2011 will be realized, based primarily from future taxable income provided by operations and amortization of the Company’s deferred tax liabilities.  Although the Company has experienced operating losses in the past two years, it anticipates operating profits and taxable income in fiscal 2011 and thereafter.  The taxable income required to realize the deferred tax assets over the 20-year net operating loss carry-forward period is approximately $3,234,000.

As of January 1, 2011, the Company had approximately $124,000 of unrecognized tax benefits associated with its uncertain tax positions, of which approximately $124,000 could ultimately reduce the Company’s effective tax rate.   Also, as of January 2, 2010, the liability for uncertain tax positions is netted against long-term deferred tax assets and, as a result, presented on a "net" rather than "gross" basis.  Any potential adjustment to the underlying uncertain tax positions by the relevant tax authorities would only reduce net operating loss and/or tax credit carry-forwards without any impact to cash tax obligations.

During the 52 weeks beginning January 2, 2011, the Company does not expect any material change in the amount of its uncertain tax positions.  A Federal tax audit is currently in process for open tax periods before 2009.  Generally, all tax years prior to and including January 2007 are closed under statute.

It is the Company’s continuing policy to account for interest and penalties associated with all of its income tax obligations as a component of income tax expense.  $3,800 and $4,530 of interest and penalties were reported in the balance sheet as of January 1, 2011 and January 2, 2010, respectively.

A roll-forward of activity associated with the Company’s uncertain tax position is as follows:

Balance as of January 3, 2009	$–
Changes in amounts related to prior year positions	85,176
Changes in amounts related to current year positions	–
Changes due to settlements	–
Changes due to lapses in statutes of limitation	–
Balance as of January 2, 2010	$85,176
Changes in amounts related to prior year positions	38,802
Changes in amounts related to current year positions	–
Changes due to settlements	–
Changes due to lapses in statutes of limitation	–
Balance as of January 1, 2011	$123,978

The company does not expect that the above uncertain tax positions will reverse within the next 12 months.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to provide reasonable assurance  that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, including controls and procedures to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’).

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of January 1, 2011.

In our assessment of our internal control over financial reporting as of January 1, 2011, our management has determined that the Company’s accounting system has deficiencies with respect to integrated internal control and audit trail features, typically found in modern commercial enterprise accounting solutions.  In management’s opinion, these deficiencies increase the risk, beyond more than a remote likelihood, that a material misstatement of the Company’s financial statements might not be prevented, detected, and corrected on a timely basis, despite compensating controls implemented by management.

Management takes its responsibility for establishing and maintaining adequate internal control over financial reporting seriously and is working diligently to remediate these identified deficiencies in its internal controls over financial reporting.  In light of the deficiencies described above, we performed additional analyses and other post-closing procedures to determine that our financial statements included in this report were prepared in accordance with U.S. GAAP.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Remediation Activities

Our management has discussed the material weaknesses described above with our Audit Committee. In an effort to remediate the identified material weaknesses, we have initiated and/or undertaken the following actions:

1)
We have evaluated our financial accounting needs and selected a respected commercially established enterprise accounting solution: Microsoft Dynamics ERP, formerly known as Great Plains (“Microsoft Dynamics”);

2)	We have negotiated a multi-year agreement with a respected commercial SAS 70 compliant to software-as-a-service provider to manage our Microsoft Dynamics installation;

3)	We have engaged an experienced systems implementation consultant to assist us;

4)	We have designed, configured and uploaded a new chart of accounts should assist us in achieving our internal and external financial reporting objectives;

5)	We have implemented the first phase out our implementation of Microsoft Dynamics in January 2011, generating our January 2011 financial statements on the system;

6)	In February 2011, management migrated all of its non-system generated journal entries to Microsoft Dynamics; and

7)	Future phases of the implementation are planned in 2011, each of which progressively mitigate and address the control deficiencies present in the Company’s legacy accounting systems.

Changes in Internal Control Over Financial Reporting

Other than the changes resulting from the Company’s remediation activities over the past fiscal quarter, which include: (1) continued recruiting of key personnel with technical knowledge, training and experience with U.S. GAAP, financial reporting, and experience in designing and implementing internal control processes; and (2) the remediation activities described above, there have not been any changes in our internal control over financial reporting in the quarter ended January 1, 2011, which have materially affected, or are likely to materially affect, our internal control over financial reporting.

Limitations on Internal Control Over Financial Reporting

Management designed our internal control over financial reporting to provide reasonable assurance regarding our financial reporting.  Management does not expect that our internal control over financial reporting will prevent or detect all errors and fraud.  Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B.     OTHER INFORMATION

The following disclosure is provided in response to the requirements of Form 8-K:

 Item 2.02.  On April 13, 2011, the Company issued a press release announcing its audited financial results for the 52 weeks ended January 1, 2011.  The press release is included as Exhibit 99.1 hereto.  The information furnished pursuant to this Item 2.02, including the exhibit related thereto, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any disclosure document of the Company, except as shall be expressly set forth by specific reference in such document.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About Directors and Executive Officers

The persons listed in the table below are our present directors and executive officers as of April 1, 2011.

Name	Age	Position
Donald G. McInnes	70	Non-Executive Chairman of the Board
Brian Bowers	58	Director
Gregory E. Burns	42	Director and Chief Executive Officer
Edward W. Cook	52	Director
Robert C. LaRose	57	Director
Maurice Levy	53	Director
Christian B. Cook	40	Interim President and Chief Operating Officer
Charles H. “Skip” Fischer III	48	President of The Clark Group, Inc. and President and Chief Operating Officer of Clark Distribution Systems, Inc., Highway Distribution Systems, Inc., and Clark Worldwide Transportation, Inc.
Kevan D. Bloomgren	50	Chief Financial Officer

Director and Executive Officer Profiles

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

Brian Bowers has been a member of our board of directors since our acquisition of The Clark Group, Inc. on February 12, 2008 (“Acquisition”). Mr. Bowers has over 30 years of experience in the transportation and logistics sector and related industries. Since 2008, Mr. Bowers has served as Senior Vice President of Automotive and Intermodal at Kansas City Southern, an international rail transportation company. He is responsible for business unit strategy, service design and management of all equipment and facilities in the United States and Mexico. From 1998 to 2007, Mr. Bowers was employed by Schneider National, Inc. (“Schneider”) where he served as a senior vice president from 2004, during which time he was responsible for direct sales in Schneider’s European and Mexican markets, business development for its international offerings, creation of new domestic wholesale channels and design of a domestic logistics unit serving steamship lines and freight forwarders. From 1988 to 1998, Mr. Bowers was President of the Dallas, Houston, and New Orleans groups of The Hub Group, Inc., providers of intermodal marketing services. From 1982 to 1988, Mr. Bowers was employed as a vice president of North American Van Lines, holding various positions ranging from sales to business development. From 1976 to 1983, Mr. Bowers held various positions with Roadway Express, a nationwide less-than-truckload motor carrier. Mr. Bowers received his bachelor of arts from Drake University and his masters of business administration from The Ohio State University. Mr. Bowers provides our board of directors with his broad, domestic and international business development, leadership and management experience in the transportation and logistics industry.

Gregory E. Burns, CFA, has been a member of our board of directors since our inception and has served as Chief Executive Officer since August 2008. Mr. Burns also served as our President and Chief Executive Officer from our inception until the consummation of the Acquisition and as our President from August 2008 until September 2010. Mr. Burns has worked with companies in the transportation and logistics sector and related industries for over 10 years as an equity research analyst and consultant. Since June 2005, Mr. Burns has served as president of Blue Line Advisors, Inc., a strategic consulting firm that provides consulting services to companies in the transportation and logistics sector and related industries. From April 2001 to May 2005, Mr. Burns served as a vice president and research analyst at J.P. Morgan Securities, Inc., responsible for research coverage of the trucking, rail and global logistics industries. From February 1999 to April 2001, Mr. Burns was a director of Lazard, at the time a privately held investment bank, where he was responsible for research coverage of the airfreight and logistics sector. From February 1997 to February 1999, Mr. Burns served as a vice president at Gerard Klauer Mattson, a private investment banking firm, where he was responsible for research coverage of the air freight and logistics industry. From 1998 to 2001, Mr. Burns was a member of the Institutional Investor All-American Research Team in the Airfreight and Logistics category. Mr. Burns is also a member of the council of Supply Chain Management Professionals, a chartered financial analyst, a member of the Association for Investment Management and Research (AIMR), and a member of the New York Society of Security Analysts. Mr. Burns received his B.A. in Political Science from Trinity College. Mr. Burns’ brings to our board of directors extensive experience in, and unique and broad knowledge of, the transportation and logistics and related industries, management and business strategy expertise and skill in finance and financial markets.

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

Robert C. LaRose has been a member of our board of directors since February 2010. Mr. LaRose is a financial executive with more than thirty years of experience. Since July 2009, he has been Executive Vice President and Chief Financial Officer of Greatwide Logistics Service, a logistics and transportation provider of truckload, warehousing and freight brokerage services. From 1989 to April 2007, Mr. LaRose served in various capacities with the final one as Executive Vice President and Chief Financial Officer of Landstar System, a publicly traded provider of supply chain solutions and global and domestic transportation services. Prior to 1989 Mr. LaRose held several accounting and financial positions at various companies, which among others included Arthur Young and Company.   Mr. LaRose is a Certified Public Accountant and a Member of the AICPA and New York Society of CPA’s. He holds a B.S. from New York University. Mr. LaRose provides our board of directors with an in-depth understanding of generally accepted accounting principles, financial statements and SEC reporting requirements and extensive and diverse leadership and management experience in the transportation and logistics and other industries.

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

Christian B. Cook has served as the Interim President and Chief Operating Officer of Clark Holdings, Inc., since December 2010.  Mr. Cook comes from AlixPartners, where he has served as a Director since November 2007 and has extensive experience in restructurings, mergers and divestitures, focusing on the operational impacts and resulting financial improvements arising from restructuring and M&A activities.  During these engagements, he has advised senior management and boards of directors as well as taken interim management positions.  Prior to Clark, he served as interim CEO for a European automotive manufacturing company and as interim Vice President of Manufacturing for a US automaker.  From 1998 to November 2007, Mr. Cook was with Deloitte, where he focused on mergers and acquisitions.  In 1997, he served as a Marketing Manager for Bayer Pharmaceutical in Leverkusen, Germany and from 1990 until 1996, he served as a Design Engineer for the Nordson Corporation in Atlanta, Georgia.  In 1998, he received an International MBA from University of South Carolina and a Bachelor of Mechanical Engineering from Georgia Tech in 1994.  Mr. Cook has spoken at the Wharton School and numerous M&A and restructuring panels and is a member of the Association of Insolvency & Restructuring Advisors.

Charles H. “Skip” Fischer III has served as the President of The Clark Group, Inc., our wholly-owned subsidiary, since October 2009 and as the President and Chief Operating Officer of The Clark Group, Inc.’s domestic division, which includes Clark Distribution Systems, Inc. and Highway Distribution Systems, Inc., since the Acquisition. Prior to such time, Mr. Fischer served as Senior Vice President of The Clark Group, Inc. and Executive Vice President of Highway Distribution Systems, Inc., beginning in December 2005. Prior to joining Clark, from January 2002 until December 2005, Mr. Fischer was Executive Vice President of Kappa Graphics, a commercial printer and publisher of crossword puzzles and word-find books in the United States. Kappa Graphics is a long-standing customer of Clark Distribution Systems, Inc. From 1988 through 2001, Mr. Fischer held numerous financial and operational executive positions at several of publishers in New York City. These positions included, Chief Operating Officer of Dorling Kindersley, Chief Executive Officer of US Media Holdings, and Chief Operating Officer of Von Holtzbrinck Publishing Services. From 1984 to 1988, Mr. Fischer was a Senior Auditor with Arthur Young in New York City, specializing in the firms publishing clients. Mr. Fischer is a Certified Public Accountant in New York and New Jersey and holds a Bachelor of Science degree in accounting from Syracuse University.

Kevan D. Bloomgren has served as our Chief Financial Officer since June 2010.  From March 2006 to May 2010, Mr. Bloomgren held the position of Chief Financial Officer for Media Sciences International, Inc., a publicly traded leading manufacturer of aftermarket consumables for business printers and industrial printers.  From 2004 to March 2006, Mr. Bloomgren was Chief Financial Officer for Rapid Solutions Group, a digital communications company located in Melville, New York.  From 1997 to 2004, he was Managing Partner of Crown Investment Management, LLC, a financial services company located in Sparta, New Jersey.  From 1992 to 1996, he was Vice President and Chief Financial Officer of Satellite Paging, a telecommunications company located in Fairfield, New Jersey.  Mr. Bloomgren also held the following positions: Vice President of RBC Daniels, formerly Daniels and Associates, a boutique investment bank specializing in merger and acquisitions (1988-1992) and Senior Auditor and Consultant for Arthur Andersen & Co. (1983-1986).  In 1983, Mr. Bloomgren graduated cum laude from University of Denver with a B.S. degree in Business Administration, and Accounting, and in 1988, he received a MBA in Finance from The Wharton School, University of Pennsylvania.  Mr. Bloomgren is a Certified Public Accountant and a member of the American Institute of CPAs.

Other Information About Executive Officers and Directors

Our executive officers or directors are not associated with each other by family relationships.  Based solely in reliance on representations made by our officers and directors, during the past ten years, none of the events listed in Item 401(f) of Regulation S-K occurred with respect to such persons.

Independence of Directors

As a result of our securities being listed on the NYSE Amex, we adhere to the rules of that exchange in determining whether a director is independent. Our board of directors also will consult with our counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The NYSE Amex listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment. The exchange requires that a majority of the board of directors of a company be independent, as determined by the board. Consistent with these considerations, our board of directors has affirmatively determined that, Messrs. Bowers, Cook, Levy, LaRose and McInnes, constituting a majority of the board of directors, are independent directors for the ensuing year.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of a registered class of our common stock, to file reports of security ownership and changes in such ownership with the SEC.  Executive officers, directors and greater than ten percent shareholders also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Company or written representations that no Forms 5 were required, the Company is aware that the following filings were not timely made:
•	Form 4 for Brian Gillen filed on January 5, 2010 reporting a stock option grant on November 4, 2009.
•	Form 4 for Robert LaRose filed on February 16, 2010 reporting a stock option grant on February 5, 2010.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees as well as those of our subsidiaries. We will provide to any person, upon request, without charge, a copy of our code of ethics.  Requests should be sent in writing to Clark Holdings Inc., 121 New York Avenue, Trenton, New Jersey 08638.

Transactions with Related Persons

Escrow Agreement
In connection with our formation in September 2005, we sold 2,500,000 shares (the “Founders’ Shares”) of our common stock to certain individuals (our “Founders”), including Gregory E. Burns, a member of our board and our Chief Executive Officer, James Martell, a former member of our board, Donald G. McInnes, our non-executive chairman of the board, Edward W. Cook and Maurice Levy, each a member of our board, and Charles Royce, a former holder of 5% of our outstanding common stock.  Upon the closing of the Acquisition, certain of the holders of the Founders’ Shares placed an aggregate of 1,173,438 of such shares into escrow pursuant to a Stockholder Escrow Agreement (the “Escrow Agreement”).  Of the 1,173,438 shares place into escrow, Mr. Burns placed 381,250, Mr. Martell placed 400,000, Messrs. McInnes and Cook placed 31,250 each, Mr. Levy placed 25,000, and Mr. Royce placed 281,250.  These shares will be released from escrow under two conditions:  (a) a change of control event or (b) if, prior to February 12, 2013, the last sales price of our common stock equal or exceeds $11.50 per share for any 20 trading days within a 30 day trading day period.  Upon satisfaction of either of these conditions, the stockholders may send a notice to the trustee that the conditions have been met.  Upon verification by the independent trustee, the shares shall be released to the holders.  If either condition is not met before February 12, 2013, the shares placed in escrow will be cancelled. The release condition may not be waived by us or by our board of directors in any circumstances.  The terms of the escrow agreement restrict the holders from selling or otherwise transferring the escrowed shares during the period the escrow arrangement is in effect, subject to certain limited exceptions such as transfers to family members and trusts for estate planning purposes, the death of the holder and transfers to an estate or beneficiaries, provided that the recipients agree to remain subject to the arrangement.  As of the date of filing this report, the release condition had not been met.  Because of the conditions to which the escrowed shares are subject, such shares are considered as forfeitable and thus are not included in the Company’s outstanding shares.

Registration Rights
The holders of a majority of the Founders’ Shares are entitled to make up to two demands that we register the Founders’ Shares.  The holders can elect to exercise these registration rights at any time.  In addition, the holders have certain “piggy-back” registration rights on registration statements filed by us.  We will bear the expenses incurred in connection with the filing of any such registration statements.

Other Transactions
In 2010, the Company paid Gregory E. Burns $157,077 for compensation as our Chief Executive Officer (which is also disclosed in Item 11 as executive compensation), and an employee of Blue Line Advisors, Inc., a private company wholly owned and controlled by Mr. Burns, $62,308 in non-director compensation for various financial consulting services to the Company.  Mr. Burns and Blue Line Advisors, Inc. were also paid a total of $16,579 for reimbursements of travel and entertainment expense.  In 2009, the Company paid its CEO, Gregory E. Burns $154,385 in non-director compensation (which is also disclosed in Item 11 as executive compensation) and $15,810 in reimbursements for travel and entertainment.  In 2010 and 2009, the Company paid PLS Logistics Services, a logistics solutions provider controlled by Mr. Burns $81,070 and $0, respectively, for transportation services.

In 2009, the Company provided logistics and transportation services for Anderson Merchandisers, LP, related through common ownership as a party affiliated with Cherokee Capital Management, LLC.  The revenue related to these services was $1,223,000 for the 52 weeks ended January 2, 2010, which is included in the Company’s reported gross revenues and was on the same terms as an unaffiliated third-party.  Accounts receivable included in the Company’s 2009 consolidated balance sheet from Anderson Merchandisers, LP, was $5,000 at January 2, 2010.  The Company ceases providing services to Anderson Merchandisers, LP in 2009.

Corporate Governance

The Board is responsible for the control and direction of the Company.  The Board represents the Company’s shareholders and its primary purpose is to build long-term shareholder value.  Our Board currently consists of six members.  Our bylaws provide that our Board consists of one to nine persons.  Directors hold office until their successors are elected and qualified.  Our board of directors is divided into three classes, designated as Class A, Class B and Class C, with only one class of directors being elected in each year and each class serving a three-year term, expiring on the date of the Company’s annual shareholders’ meeting, as follows:
Class	Directors	Term Expiration
A	Gregory E. Burns and Robert C. LaRose	2012
B	Donald G. McInnes, Edward W. Cook and Brian Bowers	2013
C	Maurice Levy and one vacancy	2011

Board and Committee Information

The Board has three principal committees:  Audit Committee; Compensation Committee, and Nominating and Corporate Governance Committee.  Members of the Board Committees are selected each year by our Board of Directors.  Selection to a committee of the Board of Directors is determined by the majority vote of the Board of Directors.  Each committee is comprised of three non-employee directors and our board has determined that each such director is independent, as independence is defined under the listing standards of the NYSE Amex.

During the fiscal year ended January 2, 2010, our board met four times. Although we do not have any formal policy regarding director attendance at annual stockholder meetings, we attempt to schedule our annual stockholder meetings so that all of our directors can attend in person or by telephone conference. All of the members of our board attended our annual stockholder meeting in 2009 in person. In addition, we expect our directors to attend all board and committee meetings and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities.

Committee Membership.   The following table summarizes the membership of the Board and each of its committees for our 2010 fiscal year.
Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Donald G. McInnes		Chairman	Member
Brian Bowers		Member	Chairman
Gregory E. Burns
Edward W. Cook	Chairman	Member	Member
Robert C. LaRose	Member
Maurice Levy	Member		Member

Audit Committee.   The function of the Audit Committee includes reviewing internal financial information, monitoring cash flow, budget variances and credit arrangements, reviewing the audit program of Clark Holdings Inc., reviewing with the Company’s independent accountants the results of all audits upon their completion, annually selecting and recommending independent accountants, overseeing the quarterly unaudited reporting process and taking such other action as may be necessary to assure the adequacy and integrity of all financial information distribution by Clark Holdings Inc.  Each member of the Audit Committee is independent as defined under the NYSE Amex listing standards.  The Audit Committee consists of non-employee directors whom the directors have determined are free of any relationship that could influence their judgment as a committee member and are not associated with a major vendor to, or a customer of the Company.   The audit committee charter was attached as Annex A to the proxy statement for our annual meeting in 2009.

Audit Committee Financial Expert.  Our board has determined that Mr. Cook and Mr. LaRose, both members of our Audit Committee, are “audit committee financial experts,” as that term is defined under the SEC’s rules and regulations, and are independent, as independence is defined under the listing standards of the NYSE Amex.

Compensation Committee.   The function of the Compensation Committee, which does not have a charter, is to make determinations concerning salaries and incentive compensation for our executive officers, directors, and certain of our senior managers and to administer our incentive compensation plans, including to make and modify awards under such plans.  At present, our only incentive compensation plans are our 2007 Long-Term Incentive Equity Plan and our cash bonus program, as described below.

Nominating and Corporate Governance Committee.   The primary function of the Nominating and Corporate Governance Committee is to identify individuals qualified to become members of the Board consistent with criteria approved by the Board, and to select, or recommend that the Board select, the director nominees for each annual meeting of stockholders or when vacancies occur. The Committee shall also develop and recommend to the Board corporate governance principles applicable to the Company and be responsible for leading the annual review of Board performance and corporate is also responsible for recommending and periodically reviewing a set of corporate governance guidelines for our company.  The nominations and corporate governance committee charter was attached as Annex A to the proxy statement for our annual meeting in 2010.

Stockholders may recommend candidates for nomination. Any recommendations must be received by our corporate secretary no later than 30 days after the end of our fiscal year. All recommendations must include certain information about the candidate, as specified in our nominating and corporate governance committee charter, and must be accompanied by a consent from the candidate to serve as a director. The nominating and corporate governance committee does not distinguish between candidates recommended by stockholders and candidates recommended by other persons.  There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Summary

The following table summarizes the compensation we paid to our Chief Executive Officer and our next two most highly compensated executive officers who served during our fiscal 2010 and 2009 years ended January 1, 2011 and January 2, 2010, respectively (the “Named Executive Officers”).

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Option awards ($)(1)	Non-equity incentive plan compensation earnings ($)	All other compensation ($)	Total ($)
Gregory E. Burns (2)	2010	157,077	29,326	0	0	186,403
Chief Executive Officer	2009	154,385	27,188	0	0	181,573
Charles H. “Skip” Fischer III (3)	2010	219,282	6,719	45,822	21,569	293,392
President and Chief Operating Officer	2009	243,002	2,586	20,000	19,986	285,574
Kevan D. Bloomgren (4)	2010	108,885	1,284	0	4,730	114,899
Chief Financial Officer

(1)
Represents the stock-based compensation recognized in the fiscal year in accordance with authoritative guidance.  Estimates of forfeitures related to service-based vesting conditions have been disregarded.  Assumptions made in the valuation of stock and option awards are discussed in Note 8 to the consolidated financial statements.  The grant date fair value of each award, adjusted for estimated forfeiture, is recognized as stock-based compensation expense in the Company’s financial statements over the service period.

(2)
On February 9, 2009, we granted Mr. Burns non-qualified stock options to purchase 150,000 shares of our common stock, exercisable for ten years at $0.69 per share, subject to even vesting over three years on each anniversary of the grant.  None of these options vested in fiscal 2009.  One-third of the options covering 50,000 shares vested on February 9, 2010.  The total grant date fair value of the award was $63,192, computed using a Black-Scholes model.

(3)
Mr. Fischer is the President of The Clark Group, Inc. and is the President and Chief Operating Officer of Clark Distribution Systems, Inc., Highway Distribution Systems, Inc., and Clark Worldwide Transportation, Inc.  During 2009 we issued five separate non-qualified options grants to Mr. Fischer, comprised of the following:(a) four grants of options each covering 6,250 shares on March 16, June 15, September 14, and December 14, 2009 each exercisable for ten years at $0.69, $0.87, $0.75, and $0.47 per share, respectively, subject to even vesting over three years on each anniversary of the grant and (b) a grant of options on October 28, 2009 covering 50,000 shares of our common stock, exercisable for ten years at $0.65 per share, half of which is subject to vesting on the third anniversary of the grant and half of which vests based upon certain performance vesting criteria.  The total grant date fair value of these awards covering 75,000 shares was $30,656, computed using a Black-Scholes model.  One-third of the non-performance based options, covering 16,667 common shares, vested in 2010.  “All Other Compensation” to Mr. Fischer represents, in each case for 2010 and 2009, respectively, (a) an automobile allowance of $12,000 and $10,308, and (b) $9,569 and $9,679 for the Company’s payment of a portion of his health care insurance premiums.

(4)
Mr. Bloomgren became employed with the Company on June 1, 2010.  On June 2, 2010, we granted Mr. Bloomgren qualified incentive stock options to purchase 30,000 shares of our common stock, exercisable for ten years at $0.36 per share, subject to even vesting over three years on each anniversary of the grant.  None of these options vested in fiscal 2010.  The total grant date fair value of the award was $6,581, computed using a Black-Scholes model.  None of these options vested in fiscal 2010.  “All Other Compensation” to Mr. Bloomgren in 2010, was for health care insurance premiums.

In general, compensation payable to a Named Executive Officer consists of a base salary, a performance based bonus, a periodic stock option grant under our incentive stock plan and other benefits, such as 401(k) plan matching contributions and health and dental insurance coverage.

Employment Agreements

We have entered into written employment agreements with several of our executive officers.  In addition to the terms described below, under the employment agreement, each of the executives are entitled to participate in: the Company’s stock incentive plans; reimbursement for reasonable travel and other business related expenses; health care benefits under our medical, dental and vision insurance; and any employee plan, perquisite and other benefits made available to our employees or management in general.  Pursuant to the terms of the agreements described below, option grants to our executive officers immediately vest upon the occurrence of a change of control event.

Each of the agreements is for personal services, and the rights and obligations there under are not assignable except in accordance with the terms of the respective agreements.  The following summarizes the terms of the employment agreements and do not include discussion of other compensation, such as bonuses or equity awards, received prior to or separate from the employment agreements.

Charles H. Fischer III, President & Chief Operating Officer
In October 2009, we entered into an employment agreement with Mr. Fischer, in connection with his promotion to president of The Clark Group, Inc. The agreement supersedes and replaces in its entirety the previous employment agreement between The Clark Group, Inc. and Mr. Fischer. Pursuant to the agreement, Mr. Fischer is employed as the President of The Clark Group, Inc. As compensation, he receives a base salary and is eligible to receive cash bonuses based on the profitability of the Company.  He received a base salary at an annual rate of $251,327 until December 31, 2009, at an annual rate of $230,000 until June 30, 2010, and at an annual rate of $210,000 commencing on July 1, 2010; Mr. Fischer also received $20,000 upon the signing of the agreement and on October 28, 2009 was granted a 10-year option under our 2007 Long-Term Incentive Plan to purchase 50,000 shares of our common stock at an exercise price of $0.65 per share, which vests as to 25,000 shares of common stock on October 28, 2012 and vests as to 25,000 shares of common stock based on the achievement of certain performance criteria.  Mr. Fischer received another payment of $20,000 under the agreement on May 31, 2010.  In addition, Mr. Fischer receives four weeks of vacation and an automobile allowance.

The term of Mr. Fischer’s agreement automatically renews each year for an additional consecutive one year term unless one party notifies the other at least 30 days prior to the anniversary date that such party intends not to renew, or unless earlier terminated as provided in his agreement.  If Mr. Fischer’s employment is terminated “without good cause” (as defined in the his agreement) or The Clark Group, Inc. does not elect to renew for a consecutive one-year term, then The Clark Group, Inc. will pay Mr. Fischer, as severance, his then current base salary for one year following the expiration of the term. His right to the severance is subject to his execution of a separate agreement that includes a general release of all claims against The Clark Group, Inc. The Clark Group, Inc. may terminate the severance if Mr. Fischer breaches certain of the restrictive covenants contained in his agreement.

Mr. Fischer’s prior employment agreement provided for him to be employed as Executive Vice President of Clark Distribution Systems, Inc. and Highway Distribution Systems, Inc., at an initial base salary of $230,000, with a further automobile allowance of $10,000 per year. Mr. Fischer’s base salary was subsequently increased to $251,327 and, in connection with the Acquisition, he was promoted to President and Chief Operating Officer of our domestic division (comprised of Clark Distribution Systems, Inc. and Highway Distribution Systems, Inc.).  Under the employment agreement, Mr. Fischer was eligible for a performance bonus and an annual incentive bonus.

Kevan D. Bloomgren, Chief Financial Officer
Pursuant to an offer letter dated April 20, 2010, as amended on November 4, 2010, Mr. Bloomgren is employed as the Company’s chief financial officer.  As compensation, Mr. Bloomgren receives a base salary at an annual rate of $190,000 and is eligible to receive cash bonuses as determined by the Company in its sole discretion.  Mr. Bloomgren’s cash bonus for the year ending January 1, 2011 was based on the Company’s free cash flow during the fourth quarter of 2010.  Mr. Bloomgren was also granted, on June 2, 2010, an incentive stock option under our 2007 Long-Term Incentive Plan to purchase 30,000 shares of our common stock, which will vest over a three year period in equal installments.  In addition, Mr. Bloomgren will be reimbursed for out-of-pocket expenses reasonably incurred in the performance of his duties; will receive four weeks of paid vacation each year; and will be eligible to participate in the Company’s benefit plans, including health, pension, short-term disability and life insurance.  Mr. Bloomgren’s employment is for no specified term.

If Mr. Bloomgren is terminated without cause, he will be entitled to receive severance equal to six weeks of his base pay (and six weeks of medical and dental coverage).  Notwithstanding the foregoing, if Mr. Bloomgren is terminated without cause during the period commencing on the date the Company enters into a binding written agreement to effectuate a change in control and ending on the date such change in control is effectuated, or if the surviving entity of such change in control does not enter into a new employment agreement with him, Mr. Bloomgren will be entitled to severance equal to nine months of his base pay (and nine months of medical and dental coverage).  In the event of a voluntary termination, Mr. Bloomgren is required to provide us with at least four week’s notice.

Other Compensation Arrangements

Gregory E. Burns, Chief Executive Officer
Pursuant to a compensation arrangement approved by our compensation committee, Mr. Burns receives a base salary at the rate of $154,000 per year, which was reduced from the prior year, and is eligible to receive an annual equity incentive bonus based upon the achievement of benchmarks focused on increasing stockholder value as may be determined in advance by the compensation committee.  As part of the compensation arrangement, Mr. Burns was granted a ten-year option under the Company’s 2007 Long-Term Incentive Plan to purchase up to 150,000 shares of the Company’s common stock at an exercise price of $0.69 per share, vesting in three equal installments on the first three anniversaries of the date of grant.  Mr. Burns will not participate in the health and retirement plans available to the Company’s other officers and employees.

Performance Based Bonus Compensation

From year to year, our Compensation Committee may establish certain performance criteria for our executive officers, based on factors and criteria as the Compensation Committee may deem relevant.

For our 2010 fiscal year, executive and senior management cash bonuses were paid on a semi-annual basis from a bonus pool that consisted of 10% of earnings before interest, taxes and amortization associated with the financial results of the Company’s domestic operations.  The compensation committee determines the executives who can participate in the bonus pool and the participant’s respective share of the bonus pool. The performance objectives and corporate benchmarks are determined by the compensation committee and may include, among other key business factors: growth in gross revenue; growth in net revenue; growth in earnings before interest and taxes; growth in earnings per share; corporate operating margin; earnings per share; development of personnel; retention of personnel and retention of customers.

For our 2011 fiscal year, executive and senior management cash bonuses will be paid on a quarterly basis from a bonus pool that consists of 10% of earnings before interest, taxes, amortization and restructuring charges associated with the financial results of the Company.  In addition, the executives and senior management will be paid a bonus based on sale transaction price provided there is a change of ownership during 2011.  The compensation committee determines the executives and senior management who will participate in the bonus pool, the transaction incentive, and the participant’s respective share of each.

2007 Long-Term Incentive Equity Plan

Our equity incentive program is a broad-based, long-term retention program that is intended to attract and retain qualified management and technical employees, and align stockholder and employee interests.  As of January 1, 2011, the Company had one equity compensation plan, the 2007 Long-Term Incentive Equity Plan.  Under the 2007 Plan, non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock, restricted stock units and other types of equity awards.  A qualified incentive stock option may be granted under the plan only to a person who, at the time of the grant, is an employee of the Company or one of its subsidiaries.

The stock-based awards granted under the plan to Messrs. Burns, Fischer and Bloomgren during the last two fiscal years are described in the table below.

Outstanding Equity Awards at 2010 Fiscal Year End

The following table sets forth information concerning outstanding option awards held by the Named Executive Officers as at January 1, 2011.
		Option Awards
Name	Grant Year	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Gregory E. Burns (1)	2009	50,000	100,000	0.69	2/9/2019
Gregory E. Burns (2)	2008	6,667	3,333	4.06	3/13/2018
Charles H. Fischer III (3)	2009	2,083	4,167	0.69	3/16/2019
Charles H. Fischer III (4)	2009	2,083	4,167	0.87	6/15/2019
Charles H. Fischer III (5)	2009	2,083	4,167	0.75	9/14/2019
Charles H. Fischer III (6)	2009	–	50,000	0.65	10/28/2019
Charles H. Fischer III (7)	2009	2,083	4,167	0.47	12/14/2019
Kevan D. Bloomgren (8)	2009	–	30,000	0.36	6/2/2020

(1)	Granted February 9, 2009. Unexercisable options are subject to vesting annually in increments of 50,000 on February 9, 2011 and 2012.
(2)	Granted March 13, 2008. Remaining unexercisable options vest on March 13, 2011.
(3)	Granted March 16, 2009. Unexercisable options are subject to vesting annually in increments of 2,083 on March 16, 2011 and 2012.
(4)	Granted June 15, 2009. Unexercisable options are subject to vesting annually in increments of 2,083 on June 16, 2011 and 2012.
(5)	Granted September 14, 2009. Unexercisable options are subject to vesting annually in equal increments of 2,083 on September 14, 2011 and 2012.
(6)
Granted October 28, 2009.  25,000 of the unexercisable options are subject to vesting on the third anniversary of the grant date or October 28, 2012.  The remaining 25,000 of unexercisable options are subject to vesting based upon certain performance vesting criteria established at the date of grant.

(7)	Granted December 14, 2009. Unexercisable options are subject to vesting annually in equal increments of 2,083 on December 14, 2011 and 2012.
(8)	Granted June 2, 2010. Unexercisable options are subject to vesting annually in equal increments of 10,000 on June 2, 2011, 2012 and 2013.

Employee Profit Sharing Plan

We have a tax-qualified employee paired profit sharing plan.  We do not have special retirement plans for our Named Executive Officers.  This 401(k) plan covers all of our employees that have been employed for at least twelve months and meet other age and eligibility requirements.  Under the 401(k) plan, employees may choose to reduce their current compensation by up to 15% each year and have that amount contributed to the 401(k) plan. In our sole discretion, we may contribute unmatched contributions.  The 401(k) plan qualifies under Section 401 of the Internal Revenue Code, so that we can deduct contributions by employees or by us. Employee contributions to the 401(k) plan are fully vested at all times, and our contributions, if any, also vest immediately upon contribution.  The Company made no contributions to this plan in 2010 or 2009.

Payments on Termination or Change of Control

In the event of a change of control transaction, certain of the Company’s directors and officers may receive additional compensation as a result:

•	Stock options granted under our 2007 Long-Term Incentive Plan may have their vesting accelerated upon a change of control;
•
As describe in the sections entitled “Employment Agreements,” severance payment to our officers and employees may result from termination of their employment, whether as a result of a change of control or otherwise; and

•
As describe in the sections entitled “Performance Based Bonus Compensation,” the executives and senior management of the Company will be paid a bonus based on sale transaction price provided there is a change of ownership during 2011.

Director Compensation
In an effort to participate and contribute to the Company’s efforts to improve profitability, our directors agreed to voluntarily defer their fourth quarter 2010 and prospective future cash compensation.  At January 1, 2011, this deferral remained in effect and the amount of deferred and unpaid directors fees were $49,000.  In fiscal 2010, we paid outside directors an aggregate of $172,187 in cash and issued them stock-based compensation with an aggregate grant date fair value of $14,447 for attendance at regular and special meetings.  Aside from the voluntary deferral, the Company’s non-executive directors are compensated $5,000 per quarter plus $1,000 for board and committee meeting they attend in person.  The non-executive Chairman receives an additional $3,750 per quarter.  Chairpersons of the following committees also receive an additional quarterly fee for their committee service: Audit $1,750, Compensation $1,250, and Nominating and Corporate Governance $1,250.   All cash payments to directors are made quarterly in arrears.

Our non-employee directors also receive a grant of options to acquire 10,000 shares of our common stock on the first business day following their initial appointment or election and a grant of options to acquire 20,000 shares of our common stock on the first business day following each annual meeting of stockholders at which they are re-elected to the board. The options vest semi-annually over three years. The per share exercise price of these options is equal to the market price of our common stock on the date of grant.  Our directors also receive reimbursement for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings as well as for other expenses incurred in their capacity as directors.

Prior to February 2009, non-employee directors also received a $1,000 fee for each meeting attended by telephonic participation lasting one hour or more and a $500 fee for each meeting attended by telephonic participation lasting less than one hour.  Such fees for telephonic participation are no longer paid, except in special circumstances upon application to the compensation committee and approval by the board of directors.  Our employees who served on the board of directors did not receive any additional cash compensation for their services in 2010, aside from their salaries and other compensation from employment.

2010 Compensation of Non-Employee Directors
Name	Fees earned or paid in cash ($)	Stock-based compensation ($)(a)(b)	All other compensation ($)	Total ($)
Donald G. McInnes	53,000	8,920	–	61,920
Brian Bowers	34,000	8,920	–	42,920
Gregory E. Burns	–	29,327	–	29,327
Edward W. Cook	40,000	8,920	–	48,920
Robert C. LaRose	15,187	830	–	16,017
Maurice Levy	30,000	8,263	–	38,263

(a)
Represents the stock-based compensation recognized in fiscal 2010 in accordance with authoritative guidance.  Stock-based compensation awards are valued at fair value on the date of grant.  Estimates of forfeitures related to service-based vesting conditions have been disregarded.  Assumptions made in the valuation of stock and option awards are discussed in Note 8 to the consolidated financial statements.

(b)
On February 5, 2010, concurrent with the date Mr. LaRose began his service as a director, we granted him options to purchase 10,000 shares at an exercise price of $0.45 for 10 years, vesting in six equal semi-annual installments of 1,667 shares of the Company’s common stock.  This grant to Mr. LaRose had a grant date fair value of $2,747.  On July 1, 2010, we granted Messrs. McInnes, Bowers, and Cook each options to purchase 20,000 shares at an exercise price of $0.32 for 10 years, vesting in six equal semi-annual installments of 3,333 shares of the Company’s common stock.  Each of these grants to Messrs. McInnes, Bowers, and Cook had a grant date fair value of $3,900.   At January 1, 2011, each director held options to purchase the following number of shares, which were granted as director compensation:  Mr. McInnes, 30,000; Mr. Bowers, 30,000; Mr. Burns, 160,000; Mr. Cook, 30,000, Mr. LaRose, 10,000; and Mr. Levy 10,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The tables below sets forth, as of March 31, 2011, the shares of our common stock beneficially owned by: each of our directors; each of our executive officers; all of our officers and directors as a group; and each person known to us to be the beneficial owner of more than 5% of our common stock.

This information was determined in accordance with Rule 13(d)-3 under the Securities Exchange Act of 1934, and is based upon the information provided by the persons listed below.  All persons or entities named in the table, unless otherwise noted in the footnotes, have the sole voting and dispositive power with respect to common stock that they beneficially own.  Beneficial ownership of common stock that are acquirable within 60 days upon the exercise or conversion of stock options and warrants are listed separately.  For purposes hereof, the calculation of percent of class gives effect to those shares acquirable within 60 days.  For purposes hereof, beneficial ownership has been determined based upon the number of shares reported as outstanding as of March 31, 2011.

The address of each of the individuals named in the table, unless otherwise indicated, is c/o Clark Holdings Inc., 121 New York Avenue, Trenton, New Jersey 08638.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Additional Shares Acquirable Within 60 days		Percent of Class
Officers and Directors
Gregory E. Burns	2,473,549	(a)	110,000	(b)	21.3%
Maurice Levy	82,450	(f)	10,000	(g)	*
Edward W. Cook	73,862	(c)	13,333	(d)	*
Donald G. McInnes	70,262	(e)	13,333	(d)	*
Brian Bowers	29,800	(h)	13,333	(d)	*
Robert C. LaRose	0		3,333	(i)	*
Christian B. Cook	0		0		*
Charles H. “Skip” Fischer	15,000	(j)	10,416	(k)	*
Kevan D. Bloomgren	0		0	(l)	*
All officers and directors as a group (9 individuals)	2,744,923		173,748	(m)	23.9%

5% Security Holders
Cherokee Capital Management, LLC	3,080,000	(A)	0		25.6%
Davis Selected Advisors, L.P.	1,493,715	(B)	0		12.4%
Pine River Capital Management	1,311,300	(C)	0		10.9%
T. Rowe Price Associates, Inc.	1,011,200	(D)	0		8.4%
James J. Martell	808,247	(E)	0		6.7%

*	Represents less than 1%.
(a)
Includes 2,473,549 shares of common stock over which Mr. Burns has sole voting and dispositive power.  Mr. Burns’ business address is 373 Park Avenue South, 6th Floor, New York, New York 10016. Mr. Burns is a member of our board of directors and is our Chief Executive Officer.

(b)
Refers to shares acquirable upon exercises of the following option grants: 10,000 shares at $4.06 per share until March 13, 2018 and 100,000 shares at $0.69 per share until February 9, 2019.  Does not include 50,000 shares underlying options that are not currently exercisable and will not become exercisable within 60 days that are subject to vesting on February 9, 2012, exercisable at $0.69 per share until February 9, 2019.

(c)
Includes 71,862 shares of common stock over which Mr. Cook has sole voting and dispositive power and 2,000 shares of common stock over which Mr. Cook has shared voting and dispositive power.  Mr. Cook’s business address is Performance Fire Protection, LLC, Lakeside Business Park, 181 Gasoline Alley, Mooresville, NC 28117.  Mr. Cook is a member of our board of directors.

(d)
Refers to shares acquirable upon exercises of the following option grants: 10,000 shares at $4.06 per share until March 13, 2018 and 3,333 shares at $0.32 per share until July 1, 2020.  Does not include 16,667 shares underlying options that are not currently exercisable and will not become exercisable within 60 days that are subject to vesting in equal increments of 3,333 shares on each semi-annual anniversary until July 1, 2013, which are exercisable at $0.32 per share until July 1, 2020.

(e)
Includes 70,062 shares of common stock over which Mr. McInnes has sole voting and dispositive power, 200 shares of common stock over which Mr. McInnes has shared voting and dispositive power.  Mr. McInnes’ business address is 75 Waterside Avenue, Falmouth, Massachusetts 02540. Mr. McInnes is the Chairman of our board of directors.

(f)
Includes 79,450 shares of common stock over which Mr. Levy has sole voting and dispositive power, 3,000 shares of common stock over which Mr. Levy has shared voting and dispositive power.  Mr. Levy’s business address is Smart Ventures LP, 5700 Granite Parkway, Suite 200, Plano, TX 75024.  Mr. Levy is a member of our board of directors.

(g)	Refers to shares acquirable upon exercises of the following option grants: 10,000 shares at $4.06 per share until March 13, 2018.
(h)
Includes 29,800 shares of common stock over which Mr. Bowers has sole voting and dispositive power.  Mr. Bowers’ business address is P.O. Box 219335, Kansas City, Missouri 64121-9335. Mr. Bowers is a member of our board of directors.

(i)
Refers to shares acquirable upon exercises of the following option grant: 3,333 shares at $0.45 per share until February 5, 2020.  Does not include 6,667 shares of common stock subject to stock options that are not currently exercisable and will not become exercisable within 60 days that are subject to vesting in equal increments of 3,333 shares on each semi-annual anniversary until February 5, 2013, which are exercisable at $0.45 per share until February 5, 2020.  Mr. LaRose’s business address is Greatwide Logistics Services, LLC, 12404 Park Central Drive, Suite 300 South, Dallas, TX 75251.  Mr. LaRose is a member of our board of directors.

(j)
Includes 15,000 shares of common stock over which Mr. Fischer has sole voting and dispositive power.  Mr. Fischer is the President of The Clark Group, Inc., Clark Distribution Systems, Inc., Highway Distribution Systems, Inc., and Clark Worldwide Transportation, Inc.

(k)
Refers to shares acquirable upon exercises of the following option grants: 4,167 shares at $0.69 per share until March 16, 2019; 2,083 shares at $0.87 per share until June 15, 2019; 2,083 shares at $0.75 per share until September 14, 2019; and 2,083 shares at $0.47 per share until December 14, 2019.  Does not include the following option grants covering 64,584 shares that are not currently exercisable and will not become exercisable within 60 days: (1) 2,083 shares at $0.69 per share until March 16, 2019; 4,167 shares at $0.87 per share until June 15, 2019; 4,167 shares at $0.75 per share until September 14, 2019; and 4,167 shares at $0.47 per share until December 14, 2019, all of which vest in equal annual installments through the third anniversary of each grant, and (2) 50,000 shares at $0.65 per share until October 28, 2019, 25,000 shares of which vest on October 28, 2012 and the remaining 25,000 shares vest based on certain performance based vesting criteria.

(l)
Does not include 30,000 shares of common stock subject to stock options that are not currently exercisable and will not become exercisable within 60 days that are subject to vesting in equal increments of 10,000 shares on June 2, 2011, 2012 and 2013 and are exercisable at $0.36 per share until June 2, 2020.

(m)	Does not include 201,252 shares of common stock subject to stock options that are not currently exercisable and will not become exercisable within 60 days.
(A)
Each of Cherokee Capital Management, LLC, Charles C. Anderson, Jr., Joel R. Anderson, the Delaware ESBT of Charles C. Anderson, Jr., Terrence C. Anderson, Clyde B. Anderson, Harold M. Anderson and David Gillis have shared power to vote and dispose of the shares of common stock.  The business address of each of the reporting persons is c/o Anderson Media Corporation, 6016 Brookvale Lane, Suite 151, Knoxville, Tennessee 37919.  The foregoing information was derived from a Schedule 13D, as amended on November 5, 2009.

(B)
Davis Selected Advisors, L.P. has sole voting and dispositive power over the shares of common stock.  The business address of Davis Selected Advisors, L.P. is 2949 East Elvira Road, Suite 101, Tucson, Arizona 85706.  The foregoing information was derived from a Schedule 13G, as amended on February 14, 2011.

(C)
Each of Brian Taylor and Pine River Capital Management L.P. (“Pine River”) have shared power to vote and dispose of the shares of common stock.  The business address of each of Mr. Taylor and Pine River is 601 Carlson Parkway, Suite 330, Minnetonka, Minnesota 55305.  The foregoing information was derived from a Schedule 13G, as filed on January 15, 2009.

(D)
Represents 1,633,800 shares of common stock owned directly. T. Rowe Price Associates, Inc. (“T. Rowe Price”) has sole power to dispose of all such shares and has sole power to vote 124,600 of the shares owned directly. T. Rowe Price New Horizons Fund, Inc. (“Fund”) has sole power to vote 1,509,200 of the shares owned directly.  The business address of each of T. Rowe Price and the Fund is 100 E. Pratt Street, Baltimore, Maryland 21202. The foregoing information was derived from a Schedule 13G, as amended on February 14, 2011.

(E)
Includes 808,247 shares of common stock over which Mr. Martell has sole voting and dispositive power.  The business address for Mr. Martell is 825 Highland Lane, #1105, Atlanta, Georgia 30306.  The foregoing information was derived from a Schedule 13D, as filed on March 17, 2008.

Securities Authorized for Issuance under Equity Compensation Plans

The following table set forth outstanding securities authorized for issuance under equity compensation plans as of January 1, 2011.
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders (1)	582,000	$0.91	348,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	582,000	$0.91	348,000
(1)	Our stockholders approved the 2007 Long-Term Incentive Equity Plan on February 11, 2008.

Plans in the Shareholder Approved Category

Our equity incentive program is a broad-based, long-term retention program that is intended to attract and retain qualified management and technical employees, and align stockholder and employee interests.  As of January 1, 2011, the Company had one equity compensation plan, the 2007 Long-Term Incentive Equity Plan.  Under the 2007 Plan, non-employee directors, officers, key employees, consultants and all other employees may be granted options to purchase shares of our stock, restricted stock units and other types of equity awards.  A qualified incentive stock option may be granted under the plan only to a person who, at the time of the grant, is an employee of the Company or one of its subsidiaries.

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

Under the Company’s 2007 Plan, 930,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of January 1, 2011, we had outstanding, subject to vesting, stock options to purchase 582,000 shares of common stock, exercisable for up to ten years at prices of $0.32 to $4.06 per share.  Accordingly, at January 1, 2011, 348,000 common shares were available for future issuance under the 2007 Plan.

Changes in Control

We do not have any arrangements that may result in a change in control.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth in the sections entitled “Independence of Directors” and “Transactions with Related Persons” in Item 10 of Part III of this Report on Form 10-K is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by ParenteBeard LLP, our current principal independent registered public accounting firm, for the years ended January 1, 2011 and January 2, 2010 were approximately $160,000 and $318,705, respectively.  Audit fees consist of the aggregate fees billed for the audits of our annual financial statements, reviews of our interim financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Fees for audit-related services provided by ParenteBeard LLP during the years ended January 1, 2011 and January 2, 2010 were $0.  Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees.

Tax Fees

Fees for tax services provided by ParenteBeard LLP during the fiscal years ended January 1, 2011 and January 2, 2010 were $0. Tax fees consist of fees billed for tax compliance, tax advice, and tax planning.

All Other Fees

Fees for other services provided by ParenteBeard LLP for the fiscal years ended January 1, 2011 and January 2, 2010 were $0.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services, including non-audit services, performed by the independent registered public accounting firm.  The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services.  As part of its pre-approval policy, the Audit Committee considers whether the provision of any proposed non-audit services is consistent with the SEC’s rules on auditor independence.  The Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it.  All services performed in our 2010 and 2009 fiscal years were pre-approved.

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as a part of this report:

(1)	Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at January 1, 2011 and January 2, 2010
Consolidated Statements of Operations for the years ended January 1, 2011 and January 2, 2010
Consolidated Statements of Shareholders’ Equity and Comprehensive Loss for the years ended January 1, 2011 and January 2, 2010
Consolidated Statements of Cash Flows for the years ended January 1, 2011 and January 2, 2010
Notes to Consolidated Financial Statements

(2)	Index to Financial Statement Schedules

Not required.

(3)	Index to Exhibits

Exhibit No.	Description	Incorporated by Reference From

2.1	Stock Purchase Agreement, dated as of May 18, 2007, and amended on November 1, 2007, by and among Registrant, The Clark Group, Inc. and the stockholders of The Clark Group, Inc.	Definitive Proxy Statement filed 1/28/2008

3.1	Amended and Restated Certificate of Incorporation of Registrant.	Form 8-K filed 3/7/2008

3.2	Bylaws of the Registrant.	Form 8-K filed 1/2/2008

4.1	Specimen Common Stock Certificate.	Form 8-K filed 3/7/2008

10.1	Form of Stock Transfer Agency Agreement entered into by and between The Bank of New York and the Registrant.	Form S-1 filed 2/21/2006

10.2	Form of Registration Rights Agreement among the Registrant and the stockholders listed on the signature page thereto.	Form S-1/A filed 2/9/2006

10.3	Agreement dated February 1, 2008, among Clark-GLAC Investment, LLC, James J. Martell, Gregory E. Burns, Maurice Levy, Mitchel Friedman and the Registrant.	Form 8-K filed 2/1/2008

10.4	Agreement dated February 1, 2008, among James J. Martell, Gregory E. Burns, Donald McInnes, Charles Royce, Edward Cook and the Registrant.	Form 8-K filed 2/1/2008

10.5	Agreement dated February 8, 2008, among Clark-GLAC Investment, LLC, James J. Martell, Gregory E. Burns, Charles Royce and Mitchel Friedman, and the Registrant.	Form 8-K filed 2/20/2008

10.6	Stockholder Escrow Agreement, dated February 12, 2008, by and among the Registrant, the parties listed under Stockholders on the signature page thereto and The Bank of New York.	Definitive Proxy Statement filed 1/28/2008

Exhibit No.	Description	Incorporated by Reference From

10.7	Registrant’s 2007 Long-Term Incentive Equity Plan.	Definitive Proxy Statement filed 1/28/2008

10.8	Employment Agreement, dated October 27, 2009, by and between The Clark Group, Inc. and Charles H. Fischer III.	Form 10-K/A filed 5/3/2010

10.9
Settlement Agreement and Mutual Release, dated as of December 31, 2009, by and between Clark Holdings, Inc. f/k/a Global Logistics Acquisition Corporation, The Clark Group, Inc., Donald G. McInnes, Gregory E. Burns, Brian Bowers, Edward W. Cook, Maurice Levy, Charles H. “Skip” Fischer III, Brian Gillen, Stephen M. Spritzer, and Charles C. Anderson, Jr., or in his absence Jay Maier, as representative of the sellers of the capital stock of Clark Group, Cherokee Capital Management, LLC, Joel R. Anderson, Charles C. Anderson, Jr., Delaware ESBT for Charles C. Anderson, Jr., Terry C. Anderson, Clyde B. Anderson, Harold M. Anderson, Charles C. Anderson III, Frank Stockard, Bill Lardie, Jay Maier, Delaware ESBT for Jay Maier, David Gillis, John Barry and Timothy Teagan.
Form 8-K filed 1/7/2010

10.10
Amendment to Forbearance Agreement and Credit Agreement, dated as of February 26, 2010, among the Registrant, The Clark Group, Inc., Clark Distribution Systems, Inc., Clark Worldwide Transportation, Inc., Highway Distribution Systems, Inc. and Evergreen Express Lines, Inc. and Bank of America, N.A.
Form 8-K filed 3/3/2010

10.11
Credit and Security Agreement, dated as of March 5, 2010, by and between Cole Taylor Bank and the Registrant, The Clark Group, Inc., Clark Distribution Systems, Inc., Highway Distribution Systems, Inc., Clark Worldwide Transportation, Inc. and Evergreen Express Lines, Inc.
Form 8-K filed 3/11/2010

10.12	Employment Letter Agreement, dated April 20, 2010, by and between the Registrant and Kevan Bloomgren.	Form 8-K filed 6/7/2010

10.13
First Amendment to Credit and Security Agreement, dated as of May 17, 2010, by and among Cole Taylor Bank and the Registrant, The Clark Group, Inc., Clark Distribution Systems, Inc., Highway Distributions Systems, Inc., Clark Worldwide Transportation, Inc., and Evergreen Express Lines, Inc.
Form 10-Q filed 5/24/2010

10.14
Second Amendment to Credit and Security Agreement, dated as of November 11, 2010, by and among Cole Taylor Bank and the Registrant, The Clark Group, Inc., Clark Distribution Systems, Inc., Highway Distributions Systems, Inc., Clark Worldwide Transportation, Inc., and Evergreen Express Lines, Inc.
Form 10-Q filed 11/16/2010

10.15
Third Amendment to Credit and Security Agreement, dated as of March 30, 2011, by and among Cole Taylor Bank and the Registrant, The Clark Group, Inc., Clark Distribution Systems, Inc., Highway Distributions Systems, Inc., Clark Worldwide Transportation, Inc., and Evergreen Express Lines, Inc.

10.16	Agreement for Advisory Services, effective September 14, 2010, by and between the Registrant and Everest Group International LLC.	Form 10-Q filed 11/16/2010

10.17	Amendment to Employment Letter Agreement, dated November 4, 2010, by and between the Registrant and Kevan Bloomgren.	Form 8-K filed 11/10/2010

10.18	Agreement for the Provision of Services, dated November 29, 2010, by and between the Registrant and AlixPartners, LLP. *

10.19	Description of Management Bonus Compensation Policy

Exhibit No.	Description	Incorporated by Reference From

14.1	Registrant’s Code of Ethics.	Form S-1/A filed 2/21/2006

21.1	List of Subsidiaries.	Form 8-K filed 3/7/2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Fiscal 2010 Financial Results Press Release.

*  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of April 13, 2011.

CLARK HOLDINGS INC.

By:	/s/ Gregory E. Burns
Gregory E. Burns
Chief Executive Officer
(Principal Executive Officer)

Dated: April 13, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory E. Burns	Chief Executive Officer and Director	April 13, 2011
Gregory E. Burns	(Principal Executive Officer)

/s/ Kevan D. Bloomgren	Chief Financial Officer	April 13, 2011
Kevan D. Bloomgren	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Donald G. McInnes	Director and Chairman of the Board	April 13, 2011
Donald G. McInnes

/s/ Edward W. Cook	Director	April 13, 2011
Edward W. Cook

/s/ Maurice Levy	Director	April 13, 2011
Maurice Levy

/s/ Robert C. LaRose	Director	April 13, 2011
Robert C. LaRose

/s/ Brian Bowers	Director	April 13, 2011
Brian Bowers