Form 10-Q
period 2011-04-02
Clark Holdings Inc.
filed 2011-05-17
CIK 1338401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

As of May 9, 2011, we had 12,032,193 shares of common stock issued and outstanding.

CLARK HOLDINGS INC.
AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTER ENDED APRIL 2, 2011

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CLARK HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	April 2, 2011	January 1, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32	$146
Accounts receivable, net	4,771	4,953
Income tax receivable	389	389
Other receivables	48	141
Prepaid expenses	734	730
Deferred tax assets-current	537	537
Total Current Assets	6,511	6,896

PROPERTY AND EQUIPMENT, net of accumulated depreciation	1,587	1,678

INTANGIBLE ASSETS, net of accumulated amortization	12,673	12,990

TOTAL ASSETS	$20,771	$21,564

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$2,181	$2,557
Accounts payable	5,587	5,687
Accrued expenses and other payables	4,075	4,312
Total Current Liabilities	11,843	12,556

DEFERRED TAX LIABILITIES-NON-CURRENT	2,852	2,896

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock-$.0001 par value; 1,000,000 shares authorized; none issued	–	–
Common stock-$.0001 par value; 40,000,000 shares authorized; 10,858,755 issued and outstanding at April 2, 2011 and January 1, 2011.	1	1
Additional paid-in capital	73,595	73,574
Accumulated deficit	(67,520)	(67,463)
Total Shareholders' Equity	6,076	6,112

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$20,771	$21,564

See accompanying notes to condensed consolidated financial statements.

CLARK HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share data)

	13 Weeks Ended
	April 2, 2011	April 3, 2010

Gross Revenues	$15,015	$14,554

Freight expense	(9,865)	(10,067)
Depreciation and amortization	(418)	(407)
Operating, selling and administrative expense	(4,924)	(5,390)
Restructuring benefit (charge)	52	(67)
Operating loss	$(140)	$(1,377)

Interest income	–	2
Interest expense	(35)	(42)
Loss before income taxes	(175)	(1,417)
Benefit for income taxes	73	515

Loss from continuing operations	$(102)	$(902)
Income (loss) from discontinued operations, net of tax	45	(351)
Net loss	$(57)	$(1,253)

Basic & diluted income (loss) per share
Loss from continuing operations	$(0.01)	$(0.08)
Income (loss) from discontinued operations	0.00	(0.04)
Net loss	$(0.01)	$(0.12)

Weighted average shares used to compute net income (loss) per share
Basic and diluted	10,858,755	10,858,755

See accompanying notes to condensed consolidated financial statements

CLARK HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	13 Weeks Ended
	April 2, 2011	April 3, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(57)	$(1,253)
Income (loss) from discontinued operations	45	(351)
Loss from continuing operations	$(102)	$(902)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	101	95
Amortization	317	312
Stock-based compensation expense	21	25
Deferred income tax benefit	(44)	(749)
Loss on disposition of fixed assets	16	–
Provision for doubtful accounts and allowances	33	20
Changes in operating assets and liabilities:
Accounts receivable	200	(256)
Other receivables	38	(623)
Prepaid expenses	(4)	237
Accounts payable	(49)	396
Accrued expenses and other payables	(253)	(781)
Net cash provided by (used in) operating activities from continuing operations	$274	$(2,226)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(26)	(31)
Net cash used in investing activities from continuing operations	$(26)	$(31)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of term loan	–	(2,895)
Net bank credit line (repayments) proceeds	(376)	2,106
Decrease in restricted cash	–	718
Net cash used in financing activities from continuing operations	$(376)	$(71)

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash provided (used) by operating activities	14	(506)
Net cash used for investing activities	–	–
Net cash provided by financing activities	–	–
Net cash provided by (used in) discontinued operations	$14	$(506)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(114)	(2,834)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	146	2,879

CASH AND CASH EQUIVALENTS, END OF PERIOD	$32	$45

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$48	$41
Income taxes paid	$20	$–

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

Basis of Presentation.   The condensed consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to Article 8 of Regulation S-X.  In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods indicated.  You should read these condensed consolidated financial statements in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2011, filed with the SEC on April 13, 2011.  The January 1, 2011 consolidated financial statements were derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP.

The condensed consolidated financial statements include the accounts of Clark Holdings Inc., a Delaware corporation, and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  As of April 2, 2011, there have been no significant changes to any of the Company’s accounting policies as set forth in the Annual Report on Form 10-K for the year ended January 1, 2011.

The results of operations for the 13 weeks ended April 2, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 2011.

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

As reflected in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $57,000 for the 13 weeks ended April 2, 2011.  By December 2010, management had completed a series of cost reduction initiatives, including closure of its brokerage division, a management reorganization of its international division, several reductions in workforce, and a wage freeze and a wage reduction.  Collectively, these initiatives have reduced the Company’s annual operating costs by about $8 million.  In addition, the Company reduced capital expenditure budgets and amended its credit facility agreement on March 25, 2011 (Note 5).  The Company continues to pursue a number of initiatives to further reduce its costs and increase its revenues.  While management believes that these actions taken to improve the Company’s operating and financial requirements will allow the Company to sustain its future operations and meet its financial covenants, further steps may need to be taken if the above actions prove to be insufficient.

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

Restricted Cash.  At January 2, 2010, $718,000 of bank deposits were classified as restricted as collateral for outstanding letters of credit issued by the Company’s former bank.  On March 18, 2010, the restricted cash was released as part of the Company’s refinancing of its bank credit facility (see Note 5) and the proceeds were used to pay down the bank line.

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

The Company evaluates the need for a deferred tax valuation allowance quarterly.  No valuation allowance was required as of April 2, 2011 and January 1, 2011 as it was deemed more likely than not that the Company’s deferred tax assets will be realized.  Although the Company incurred substantial losses before income taxes for the year ended January 1, 2011, management believes that it is more likely than not that the Company will recognize the deferred tax assets.  However, if future events change management’s assumptions and estimates regarding the Company’s future earnings, a significant deferred tax asset valuation allowance may have to be established.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

•
Adoption of New Accounting Standards– In October 2009, the Financial Accounting Standards Board (“FASB”)  issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13), which amends Codification Topic 605, Revenue Recognition.  This update provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting.  This update also establishes a selling price hierarchy for determining the selling price of a deliverable.  The adoption of this authoritative guidance did not materially impact the Company’s financial position, results of operations or cash flows.

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

 There were no other accounting standards adopted during the 13 weeks ended April 2, 2011 that had a material impact on the Company’s consolidated financial statements.

•
Standards Issued But Not Yet Effective – Other new pronouncements issued but not effective until after April 3, 2011 are not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 – CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

($000s)		(Unaudited)
Accounts receivable, net		April 2, 2011	January 1, 2011
Continuing Operations:
Accounts receivable, gross		$5,566	$5,812
Allowance for doubtful accounts		(786)	(872)
Allowance for cargo claims		(36)	(17)
		$4,744	$4,923
Discontinued Operations:
Accounts receivable, gross		$194	$213
Allowance for doubtful accounts		(167)	(183)
		27	30

Accounts receivable, net		$4,771	$4,953

Property and Equipment, net	Useful Lives
Land		$71	$71
Building	40	465	465
Equipment	3 – 7 years	667	642
Furniture and fixtures	7 years	315	315
IT systems	3 years	895	895
Leasehold improvements	5 – 10 years	138	163
		2,551	2,551
Less: Accumulated depreciation and amortization		(964)	(873)
		$1,587	$1,678

Intangible Assets, net
Customer list	12 years	$13,588	$13,588
Trade names	–	2,314	2,314
Non-compete agreements	5 years	1,013	1,013
		16,915	16,915
Less: Accumulated amortization		(4,242)	(3,925)
		$12,673	$12,990

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INTANGIBLE & LONG-LIVED ASSETS

The Company accounts and tests for impairment its intangible assets and other long-lived assets in accordance with authoritative guidance.  All of the Company’s recorded intangible assets other than trade names are deemed to be finite-lived intangibles and are thus amortized over their estimated useful lives. Impairment tests for these intangible and long-lived assets are performed when a triggering event occurs that indicates that the carrying value of the intangible may not be recoverable.

Intangible Assets
Intangible assets as of January 1, 2011 and April 2, 2011 relate primarily to the estimated fair value of customer relationships acquired with respect to the Clark Group, Inc. acquisition.  The carrying values of these intangible assets are summarized below:

($000s)	Trade Names	Customer Relationships	Non-Compete Agreements	Intangible Asset Total
Net balance 1/2/2011	$2,314	$10,312	$364	$12,990
Amortization	–	(287)	(30)	(317)
Impairments	–	–	–	–
Net balance 4/2/2011	$2,314	$10,025	$334	$12,673

Customer relationships and non-compete agreements are being amortized over useful lives of twelve and five years, respectively.  Trade names are deemed an indefinite lived asset, not subject to amortization.   Amortization expense totaled $317,000 and $312,000 for the 13 weeks ended April 2, 2011 and April 3, 2010, respectively.  The following table shows the expected amortization expense for these intangible assets for each of the next five fiscal years:
($000s)
2011	$1,267
2012	1,267
2013	1,267
2014	1,146
2015	1,146
Thereafter	4,583
$10,676

Amortization expense is a non-cash expense recognized in the consolidated statement of operations.

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – DEBT

On March 5, 2010, the Company entered into a credit agreement with Cole Taylor Bank for a three year revolving line of credit.  Simultaneously with entering into the credit agreement, the Company terminated its prior credit agreement with BOA and made an initial draw under the new credit facility to repay then-outstanding loans from BOA.  The credit agreement with Cole Taylor Bank was subsequently amended on May 17, 2010, November 11, 2010 and May 25, 2011.  The credit agreement, as amended, provides for a revolving credit facility of up to $6,000,000, with a $1,000,000 sublimit for letters of credit.  Under the terms of the credit agreement, as amended, the Company may borrow up to the lesser of (i) $6,000,000 and (ii) an amount derived from the Company’s eligible accounts receivable less certain specified reserves and the value of outstanding letters of credit.  The credit facility is collateralized by a first priority security interest in substantially all of the Company’s assets and requires payment of interest only during the facility’s three year term.  The interest rate on the line of credit varies based on the bank’s prime rate or LIBOR and is equal to the greater of 6.5% or the bank’s prime rate plus 2.5%, for borrowings based on the prime rate, or LIBOR plus 5%, for borrowings based on LIBOR.  At April 2, 2011 the applicable interest rate on amounts drawn under the line of credit was 6.5%.

The Company must comply with certain affirmative and negative covenants customary for a credit facility of this type, including limitations on liens, debt, mergers, and consolidations, sales of assets, investments and dividends. The credit facility is also subject to financial covenants.  Pursuant to the amendment, the current financial covenant includes a Maximum Allowed Year-to-Date Cumulative Pre-Tax Loss covenant, as defined in the amendment, beginning with the Company’s fiscal quarter ended April 2, 2011.  This covenant applies until January 2012, when it is replaced with a Fixed Charge Coverage ratio covenant, as defined in the credit agreement, of no less than 1.05:1 calculated on a cumulative trailing twelve month date basis.  At April 2, 2011 the Company was in compliance with its financial covenant.  At January 1, 2011 the Company was not in compliance with its minimum cumulative EBITDA financial covenant, which was waived and replaced via the March 25, 2011 amendment.

At April 2, 2011, the Company had an outstanding balance of $2,181,000 drawn under its line of credit, with about $761,000 of undrawn availability.  As of January 1, 2011, the Company had an outstanding balance of $2,557,000 under the line of credit and approximately $457,000 of undrawn availability under the line of credit.

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

NOTE 7 – INCOME (LOSS) PER SHARE

Basic income (loss) per share is computed using the weighted average number of common shares outstanding.  Diluted income (loss) per share is computed using the weighted average number of common shares outstanding as adjusted for the incremental shares attributable to outstanding options and warrants to purchase common stock.

The following table sets forth the computation of the basic and diluted income (loss) per share:

	13 Weeks Ended
($000s)	April 2, 2011	April 3, 2010
Numerator for basic and diluted:
Loss from continuing operations	$(102)	$(902)
Income (loss) from discontinued operations	45	(351)
Net Loss	$(57)	$(1,253)

Denominator :
For basic loss per common share – weighted average shares outstanding	10,858,755	10,858,755
Effect of dilutive securities - stock options, restricted stock units and warrants	–	–
For diluted loss per common share – weighted average shares outstanding adjusted for assumed exercises	10,858,755	10,858,755

Basic and diluted income (loss) per share
Continuing operations	$(0.01)	$(0.08)
Discontinued operations	0.00	(0.04)
Net loss	$(0.01)	$(0.12)

The following options and warrants to purchase common stock were excluded from the computation of diluted loss per share for the 13 weeks ended April 2, 2011 and April 3, 2010 because they would be antidilutive as their exercise price was greater than the average market price of the common stock or as a result of the Company’s net loss for a reporting period:

	13 Weeks Ended
Anti-dilutive warrants and options:	April 2, 2011	April 3, 2010
Warrants *	–	13,272,727
Founders’ shares *	1,173,438	1,173,438
Outstanding stock options	560,750	611,500
	1,734,188	15,057,665

* see Note 6 for a description of these securities.

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK-BASED COMPENSATION

The effect of recording stock-based compensation for the 13 weeks ended April 2, 2011 and April 3, 2010 was as follows:

	13 Weeks Ended
	April 2, 2011	April 3, 2010
Stock-based compensation expense by type of award:
Employee stock options	$11,546	$13,447
Non-employee director stock options	9,522	11,414
Total stock-based compensation expense	$21,068	$24,861
Tax effect of stock-based compensation recognized	(8,197)	(9,796)
Net effect on net loss	$12,871	$15,065

Excess tax benefit effect on:
Cash flows from operations	$–	$–
Cash flows from financing activities	$–	$–
Effect on loss per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

As of April 2, 2011, the unrecorded deferred stock-based compensation balance was $56,825 after estimated forfeitures and will be recognized over an estimated weighted average amortization period of about 1.5 years.  During the 13 weeks ended April 3, 2010, the Company granted 50,000 stock options with an estimated total grant-date fair value of $11,827 after estimated forfeitures.

Valuation Assumptions

The Company estimates the fair value of stock options using a Black-Scholes option-pricing model.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the straight-line attribution approach with the following weighted-average assumptions:

	13 Weeks Ended
	April 2, 2011	April 3, 2010
Risk-free interest rate	–	2.9%
Dividend yield	–	0.0%
Expected stock price volatility	–	62%
Average expected life of options	–	6.5 years

The Company granted no options during the 13 weeks ended April 2, 2011.

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

NOTE 8 – STOCK-BASED COMPENSATION (CONTINUED)

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

Under the Company’s 2007 Plan, 930,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of April 2, 2011, 369,250 common shares were available for future issuance under the 2007 Plan.

The following table summarizes the stock option plan activity for the indicated periods:

	Number of Shares	Weighted Average Exercise Price
Balance outstanding at January 1, 2011	582,000	$0.91
13 weeks ended April 2, 2011:
Options granted	–	–
Options exercised	–	–
Options cancelled/expired/forfeited	(21,250)	0.63
Balance outstanding at April 2, 2011	560,750	$0.92

The options outstanding and exercisable at April 2, 2011 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price

$0.32 to $0.50	147,167	9.0	$0.39	32,667	$0.43
$0.56 to $0.87	363,583	8.2	0.70	174,000	0.70
$4.06	50,000	7.0	4.06	50,000	4.06
	560,750	8.3	$0.92	256,667	$1.32

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK-BASED COMPENSATION (CONTINUED)

At April 2, 2011, options exercisable into 10,000 shares of the Company’s stock were in-the-money.  At April 2, 2011, the aggregate intrinsic value of options outstanding and exercisable was $300.  No options were exercised during the 13 weeks ended April 2, 2011.

The weighted average grant date fair value of options granted during the 13 weeks ended April 3, 2010 was $0.32.

NOTE 9 – BUSINESS SEGMENTS

The Company operates two business segments, Domestic and International.  The Domestic segment consists of operations serving primarily print wholesale customers in North America.  The International segment consists principally of shipments outside North America.  Results for the now discontinued Brokerage segment are reflected as discontinued operations.

Financial information on business segments for the 13 weeks ended April 2, 2011, and April 3, 2010, is as follows:

For 13 Weeks Ending April 2, 2011
($000s)	Domestic	International	Continuing Operations	Discontinued Operations
Gross revenues	$11,560	$3,455	$15,015	$3
Freight expense	(7,582)	(2,283)	(9,865)	–
Operating, selling and administrative expense (a)	(4,003)	(921)	(4,924)	71
Restructuring benefit	–	52	52	–
Loss from operations before depreciation, amortization, interest and taxes	$(25)	$303	$278	$74

Total assets	$18,483	$2,248	$20,731	$40
Capital expenditures	$26	$–	$26	$–

For 13 Weeks Ending April 3, 2010
($000s)	Domestic	International	Continuing Operations	Discontinued Operations
Gross revenues	$11,325	$3,229	$14,554	$986
Freight expense	(7,640)	(2,427)	(10,067)	(877)
Operating, selling and administrative expense (a)	(4,065)	(1,325)	(5,390)	(694)
Restructuring charge	(57)	(10)	(67)	–
Income from operations before depreciation, amortization, interest and taxes	$(437)	$(533)	$(970)	$(585)

Total assets	$21,687	$2,363	$24,050	$746
Capital expenditures	$31	$–	$31	$–

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

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – LITIGATION AND CONTINGENCIES

The Company is subject to various claims, complaints and litigation arising out of its normal course of business.  The Company refers all such litigation and claims to legal counsel and, where appropriate, to insurance carriers.  In the opinion of management, after consulting with legal counsel, the settlement of litigation and various claims will not have a material adverse effect on the operations or financial position of the Company.

On December 17, 2010, Clark Distribution Systems, Inc. (“CDS”), an indirect wholly-owned subsidiary of the Company, filed a complaint in the U.S. District Court for the Middle District of Pennsylvania against ALG Direct, Inc. (“ALG”) seeking approximately $1,012,000 in damages for breach of contract, based on ALG’s failure to pay amounts due for services rendered by CDS under a transportation services agreement between CDS and ALG and for negligent misrepresentation by ALG.  On April 8, 2011, ALG filed a complaint in the U.S. District Court for the Northern District of Illinois against The Clark Group, Inc. (“Clark Group”), a direct wholly owned subsidiary of the Company.  ALG is seeking approximately $1,500,000 in damages for breach of contract, alleging that CDS failed to perform its obligations as contemplated by the transportation services agreement and a related letter of intent and sublease between the parties.  ALG is also seeking unspecified damages for breach of the sublease, alleging that CDS denied ALG proper use of the premises.  The Company believes that ALG’s allegations are without merit and intends to vigorously defend itself.  In addition, in December 2010, ALG  ceased making payments under the sublease, which had a remaining future obligation in excess of $1,800,000.  The Company intends to explore all remedies available to it with respect to this sublease default and the breach of contract under the transportation services agreement.  However, the ultimate outcome of these actions and the amount of liability or recovery that may result, if any, is not presently determinable.

Other than the above, as of April 2, 2011, the Company was not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to its business.

NOTE 11 – DISCONTINUED OPERATIONS

On August 9, 2010, management began implementing a Board approved plan (“Plan”) to discontinue the Company’s start-up brokerage operations.  The decision to take this action resulted from an extensive evaluation of the division, which resulted in the conclusion that it was not achieving performance levels that warranted further investment.  Employment of the brokerage division’s remaining personnel was terminated, with transitional agreements reached with several of the divisions key management personnel.  Operations of the division ceased in the quarter ended October 2, 2010.

Refer to Note 9 to the Condensed Consolidated Financial Statements for additional information regarding the significant components of discontinued brokerage operations results of operations for the 13 weeks ended April 2, 2011 and April 3, 2010.  Other than trade receivables, trade payables and accrued obligations, including those resulting from severance and of lease exit costs, the division had no other material assets or obligations.  Other costs associated with exit or disposal activities are recorded when incurred.

The major classes of assets and liabilities included in Condensed Consolidated Balance Sheets for the discontinued brokerage division as of April 2, 2011 and January 1, 2011 were as follows:

($000s)	April 2, 2011	January 1, 2011
Current assets	$40	$39
Non-current assets	–	–
Total Assets	$40	$39

Current liabilities	$420	$454
Non-current liabilities	–	–
Total Liabilities	$420	$454

CLARK HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – RESTRUCTURING CHARGES

During the 13 weeks ended April 2, 2011 the Company realized $52,000 of benefit associated with restructuring obligations that were settled for less than original estimates.  During the 13 weeks ended April 3, 2010, the Company recognized severance and related costs totaling $67,000.  These costs and benefits were incurred as a result of a plan to improve the Company’s profitability through reduced operating costs.

The table below reconciles the beginning and ending liability balances in connection with restructuring charges recorded during the 13 weeks ended April 2, 2011 in continuing and discontinued operations:

($000s) Severance and lease exit obligations	Balances at Beginning of Period	Restructuring Benefit	Cash Payments	Balances at End of Period
Continuing operations	$260	$(52)	$(129)	$79
Discontinued operations	10	-	-	10
	$270	$(52)	$(129)	$89

The above liability balances at April 2, 2011 are included in accrued expenses and other payables in the accompanying Condensed Consolidated Balance Sheets.  Cash payments to be applied against these accruals at April 2, 2011 are expected to be approximately $89,000 during the remainder of 2011.

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

You should read the following discussion and analysis in conjunction with the information set forth in the unaudited condensed consolidated financial statements and the notes thereto included in this report (the “Condensed Consolidated Financial Statements”) and the audited consolidated financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended January 1, 2011 (the “2010 Form 10-K”), which was filed on April 13, 2011.

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

EXECUTIVE SUMMARY

As reflected in the accompanying Condensed Consolidated Financial Statements, the Company experienced net losses of $57,000 for the 13 weeks ended April 2, 2011, including the results of discontinued operations.  This compares with a net loss of $1,253,000 for the comparative year ago period, the 13 weeks ended April 3, 2010, including the results of discontinued operations.

Items Affecting Comparability
The following non-recurring items are included in and significantly impacted the Company’s comparative reported results of operations for the 13 weeks ended April 2, 2011 and April 3, 2010:

Discontinued Operations.  For the 13 weeks ended April 2, 2011, the Company recognized $74,000 of income ($45,000 after tax) associated with its now discontinued brokerage division.  In the comparative year ago period, the 13 weeks ended April 3, 2010, the Company incurred $585,000 of losses ($351,000 after tax) related to the discontinued brokerage division.  As discussed in Note 11 to the Consolidated Financial Statements, management decided in August 2010 to cease the Company’s brokerage operations.

Severance & Restructuring Charges.  During the 13 weeks ended April 2, 2011, the Company realized $52,000 (about $31,000 after tax) of benefit associated with severance and lease exit obligations that were settled for less than original estimates.  This compares with $67,000 (about $40,000 after tax) of restructuring charges recognized during the 13 weeks ended April 3, 2010.  Collectively, the reductions in force and facility closings that generated these obligations were part of a plan to reduce costs and improve the Company’s profitability.

Impact of Economic Recession
The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in the business cycles of our customers, fuel shortages, price increases by carriers, interest rate fluctuations, and other economic factors beyond our control.  Many of the Company's customers have business models that are dependent on expenditures by advertisers.  These expenditures tend to be cyclical, reflecting general economic conditions, as well as budgeting and buying patterns.  The recent economic recession, the resulting downturn in the business cycles of the Company’s customers (which caused a reduction in the volume of freight shipped by those customers, particularly to the single copy distribution channel) significantly adversely affected the Company’s financial performance, including its revenues, as discussed more fully in this Item under the heading “Results of Operations.”  Although there have been some notable improvements in freight volumes, some of these metrics remain unfavorable when compared with prerecession levels.

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

Initiatives to Reduce Costs & Improve Profitability
Throughout 2010, management completed a series of cost reduction initiatives that included a number of reductions in workforce, wage freezes and wage reductions, discontinuance of unprofitable businesses, and other initiatives.  Collectively, these efforts reduced the Company’s annual operating costs by about $8,000,000, including the portion of the most recent initiative completed in 2010 that was started in December 2010 (discussed in next paragraph).  As noted above, these restructuring efforts resulted in the recognition of a number of non-recurring costs associated with the reorganization and discontinued operations.  These restructuring and reorganization costs and resulting obligations were recognized in the Company’s 2010 financial statements under authoritative guidance, and are discussed fully in Notes 11 and 12 to the Consolidated Financial Statements.

In December 2010 the Company began its most recent profit improvement initiative.  This plan was comprised of three elements: (1) selective price increases for services provided by the Company; (2) initiatives to improve the utilization and reduce costs of the Company’s purchased transportation; and (3) reduce the Company’s operating, selling and administrative costs, primarily through reductions in compensation and benefits costs.  By the end of the Company’s most recent fiscal first quarter ended April 2, 2011, this initiative had been fully implemented.  The annualized run-rate improvement from this most recent initiative was about $2,800,000.

Management believes that these actions taken to improve the Company’s operating and financial performance will allow the Company to sustain its future operations and achieve profitability.  Throughout the Company, management remains focused on efforts to continue to improve the Company’s profitability and financial position.

Line of Credit
The Company has a line of credit with Cole Taylor Bank.  The Company’s credit agreement with Cole Taylor Bank, as amended, requires the Company to comply with certain affirmative and negative covenants customary for a credit facility of this type, including limitations on liens, debt, mergers, and consolidations, sales of assets, investments and dividends. The Company’s credit facility is also subject to financial covenants.   At January 1, 2011, the Company was not in compliance with its financial covenant, which was waived via the March 2011 amendment.  At April 2, 2011 the Company was in compliance with its financial covenant.  The credit agreement and the financial covenant are described more fully later in this section in the discussion titled “Liquidity and Capital Resources.”

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

SUMMARY FINANCIAL DATA

Gross revenues, freight expense, net revenues (a non-GAAP measure), income (loss) from operations, net income (loss), and diluted income (loss) per share are the key indicators we use to monitor our operating performance.The following table shows summary financial data from continuing operations, including these key indicators, for the year-to-date 13 week fiscal periods and the comparative year ago periods, and also serves to reconcile net revenue to gross revenue, the nearest GAAP financial measure.  Management believes that net revenues (gross revenues less freight expenses) are a better measure than gross revenues of the Company’s financial performance since net revenues earned by the Company, as a freight forwarder and consolidator, include the direct incremental costs of transportation services provided by the Company.

The table and the accompanying discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

Results from Continuing Operations	2011	Fiscal Year 2010
($000, except per share data)	1st	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter
Gross revenues	$15,015	$14,554	$17,311	$17,052	$16,029
Freight expense	9,865	10,067	12,101	12,134	11,229
Net revenue	$5,150	$4,487	$5,210	$4,918	$4,800
Gross Margin %	34.3%	30.8%	30.1%	28.8%	29.9%
Loss from operations (a)(b)	$(140)	$(1,377)	$(1,157)	$(1,073)	$(1,368)
Operating margin	(0.9)%	(9.5)%	(6.7)%	(6.3)%	(8.5)%
Net loss (a)(b)	$(102)	$(902)	$(285)	$(696)	$(836)
Net margin	(0.7)%	(6.2)%	(1.7)%	(4.1)%	(5.2)%
Diluted loss per share	$(0.01)	$(0.08)	$(0.03)	$(0.06)	$(0.08)

(a)
First, second, third, and fourth quarter 2010 includes pretax restructuring charges of $67, $218, $324, and $17 (about $40, $131, $194, and $10 after tax), respectively.  In the first quarter 2011, the Company realized $52 of restructuring benefit (about $31 after tax).

(b)	Second quarter 2010 includes non-cash impairment charge of $594 (about $356 after tax) associated with an abandoned IT investment.

See Note 9 to the Condensed Consolidated Financial Statements for a summary of comparative operating results for the Company’s reportable segments.

RESULTS OF OPERATIONS FOR THE 13 WEEKS ENDED APRIL 2, 2011 AND APRIL 3, 2010

Gross Revenues.   For the 13 weeks ended April 2, 2011, as compared to the same period last year, gross revenues increased by $461,000 or 3% from $14,554,000 to $15,015,000.   This increase was primarily driven by year-over-year growth of the Company’s core print media services business and continued growth of its reverse logistics services.  This revenue growth was primarily the result of year-over-year volume growth.  As described above in the “Executive Summary,” our core print media business is sensitive to the economy and in particular to the level of print media advertising, fuel prices, and other factors that can impact the price of transportation services.

Net Revenues.   For the 13 weeks ended April 2, 2011, as compared to the same period last year, net revenues increased by $663,000 or 15% from $4,487,000 to $5,150,000.  This increase was driven by a combination of the noted increase in gross revenues, improvements in the Company’s gross margins resulting from initiatives to reduce purchased transportation costs, recently implemented price increases, and a favorable shift in sales mix.

Gross Margin.   Consolidated gross margin for the 13 weeks ended April 2, 2011, compared to the same period last year, increased by 350 basis points to 34.3% from 30.8%.  This improvement was primarily driven by a combination of the noted improvements in the Company’s gross margins resulting from initiatives to reduce purchased transportation costs, recently implemented price increases, and a favorable shift in sales mix.

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

Operating, Selling, General and Administrative Expense.   Operating, selling, general and administrative expense, exclusive of depreciation and amortization, for the 13 weeks ended April 2, 2011, compared to the same period last year, decreased by $466,000, or 9%, to $4,924,000 from $5,390,000.   The decrease in selling, general and administrative expense was primarily driven by our cost reduction efforts.  The operating, selling, general and administrative expense associated with each segment of our business is disclosed in Note 9 to the Condensed Consolidated Financial Statements.

Interest Expense.   For the 13 weeks ended April 2, 2011, we incurred interest expense of $35,000.  This compares with interest expense of $42,000, for the prior year’s 13 weeks ended April 3, 2010.  These changes were primarily the result of year-over-year decreases in the amount drawn under the Company’s credit facility.

Income Taxes.   For the 13 weeks ended April 2, 2011, we recorded an income tax benefit related to continuing operations of $73,000.  This compares with an income tax benefit of $515,000, respectively, for the 13 weeks ended April 3, 2010.  Our effective blended state and federal tax rate varies due to the magnitude of various permanent differences between pretax income as set forth in the Condensed Consolidated Financial Statements and what is recognized as taxable income by various taxing authorities.

Net Loss.   For the 13 weeks ended April 2, 2011, we lost $102,000 ($0.01 per share basic and diluted) and $57,000 ($0.01 per share basic and diluted), inclusive of income from discontinued operations.  This compares with a net loss of $902,000 ($0.08 per share basic and diluted) and a net loss of $1,253,000 ($0.12 per share basic and diluted), inclusive of income from discontinued operations, for the 13 weeks ended April 3, 2010.  This year-over-year improvement is the result of the Company’s profit improvement efforts described above in the Executive Summary under the section titled Initiatives to Reduce Costs & Improve Profitability.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, which is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

For a description of critical accounting policies see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to the audited financial statements included in the Company’s 2010 Form 10-K.  There were no significant changes in the Company’s critical accounting policies during the 13 weeks ended April 2, 2011.

LIQUIDITY AND CAPITAL RESOURCES

During the 13 weeks ended April 2, 2011, our cash and cash equivalents decreased by $114,000 to $32,000.  $288,000 was generated by operating activities ($274,000 from continuing operations and $14,000 from discontinued operations), $26,000 was used in investing activities, and $376,000 was used by financing activities, specifically the repayment of amounts previously drawn under the Company’s credit facility.  Net cash used in investing activities of $26,000 included the purchase of IT hardware and software, representing a decrease of $5,000, or 16%, over the $31,000 invested during the comparative 13 weeks ended April 3, 2010.  These nominal capital investments were primarily funded by cash provided by operating activities.

We generated $274,000 of cash from our continuing operating activities for the 13 weeks ended April 2, 2011 as compared with $2,226,000 used during the comparative 13 weeks ended April 3, 2010.  The $274,000 of cash provided by operating activities during the 13 weeks ended April 2, 2011 resulted from a $102,000 loss from continuing operations, net non-cash charges totaling $444,000 and about $68,000 of cash used primarily to increase our non-cash working capital (current assets less cash and cash equivalents net of current liabilities). The most significant drivers behind the $68,000 increase in our non-cash working capital include: a $302,000 net decrease in our trade obligations and other accrued expenses and a $4,000 increase in our prepaid expenses.  These uses of cash were partially offset cash provided from a $200,000 decrease in our accounts receivable and a $38,000 decrease in our other receivables.

On March 5, 2010, the Company entered into a credit agreement with Cole Taylor Bank for a three year revolving line of credit.  Simultaneously with entering into the credit agreement, the Company terminated its prior credit agreement with BOA and made an initial draw under the new credit facility to repay the then-outstanding loans from BOA.  The credit agreement with Cole Taylor Bank was subsequently amended on May 17, 2010, November 11, 2010 and May 25, 2011.  The credit agreement, as amended, provides for a revolving line of credit of up to $6,000,000, with a $1,000,000 sublimit for letters of credit.  Under the terms of the credit agreement, as amended, the Company may borrow up to the lesser of (i) $6,000,000 and (ii) an amount derived from the Company’s eligible accounts receivable less certain specified reserves and the value of outstanding letters of credit.  The line of credit is collateralized by a first priority security interest in substantially all of the Company’s assets and requires payment of interest only during the line of credit’s three year term.  The interest rate on the line of credit varies based on the bank’s prime rate or LIBOR and is equal to the greater of 6.5% or the bank’s prime rate plus 2.5%, for borrowings based on the prime rate, or LIBOR plus 5%, for borrowings based on LIBOR.  At April 2, 2011 the applicable interest rate on amounts drawn under the line of credit was 6.5%.

At April 2, 2011, the Company had an outstanding balance of $2,181,000 drawn under its line of credit, with about $761,000 of undrawn availability.  As of January 1, 2011, the Company had an outstanding balance of $2,557,000 under the line of credit and approximately $457,000 of undrawn availability under the line of credit.

The Company must comply with certain affirmative and negative covenants customary for a credit facility of this type, including limitations on liens, debt, mergers, and consolidations, sales of assets, investments and dividends. The credit facility is also subject to financial covenants.  At January 1, 2011 the Company was not in compliance with its minimum cumulative EBITDA financial covenant, which was waived and replaced via the March 25, 2011 amendment.  Pursuant to the amendment, the Company is subject to a Maximum Allowed Year-to-Date Cumulative Pre-Tax Loss covenant, as defined in the amendment, beginning with the Company’s fiscal quarter ended April 2, 2011.  This covenant applies until January 2012, when it is replaced with a Fixed Charge Coverage ratio covenant, as defined in the credit agreement, of no less than 1.05:1 calculated on a cumulative trailing twelve month basis.

The Company’s 2011 Cumulative Pre-Tax Loss limits are as follows:

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

For the 13 weeks ended April 2, 2011, the Company reported an unaudited pre-tax loss of $101,000, accordingly, the Company may only incur $399,000 of additional cumulative loses under the amended covenant for its next measurement period ending May 7, 2011, which has yet to be reported.

Pursuant to the March 25, 2011 amendment, the Company’s availability under its line of credit will be reduced by $10,000 per week for 15 consecutive weeks beginning July 1, 2011, until availability is reduced by an aggregate of $150,000.  Management does not expect that the line availability reduction will materially impact the Company’s liquidity, based on its forecasts, which are subject to risks and uncertainties.

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

MARKET RISK

We are exposed to various market risks, including changes in fuel prices, transportation costs, general levels of inflation, and interest rates.  Market risk is the potential loss arising from adverse changes in market rates and prices, such as transportation costs, fuel price inflation and interest rates.  There has been no material change in the Company’s market risk exposure during the 13 weeks ended April 2, 2011.

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

Interest Rate Risk
At April 2, 2011, we had about $2,181,000 of debt outstanding under our line of credit.  Interest expense under this line of credit is variable, based on its lender’s prime rate.  Accordingly, we are subject to interest rate risk in the form of greater interest expense in the event of rising interest rates.  We estimate that a 10% increase in interest rates, based on our present level of borrowings, would result in the Company incurring about $14,000 pretax ($8,000 after tax) of greater annual interest expense.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.  For a general discussion of market and related risks, however, please see the section entitled “Market Risk” under Item 2 of Part I of this report.

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

In our 2010 Form 10-K, we identified deficiencies in the Company’s accounting system with respect to integrated internal control and audit trail features, typically found in modern commercial enterprise accounting solutions.  In management’s opinion, these deficiencies increase the risk, beyond more than a remote likelihood, that a material misstatement of the Company’s financial statements might not be prevented, detected, and corrected on a timely basis, despite compensating controls implemented by management.

In order to remedy such deficiencies, we made and continue to make changes to our internal control over financial reporting.  In connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, our management identified the following changes that occurred during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

1)
We evaluated our financial accounting needs and selected a respected commercially established enterprise accounting solution: Microsoft Dynamics ERP, formerly known as Great Plains (“Microsoft Dynamics”);

2)	We negotiated a multi-year agreement with a respected commercial SAS 70 compliant to software-as-a-service provider to manage our Microsoft Dynamics installation;

3)	We engaged an experienced systems implementation consultant to assist us;

4)	We designed, configured and uploaded a new chart of accounts should assist us in achieving our internal and external financial reporting objectives;

5)	We completed the first phase out our implementation of Microsoft Dynamics in January 2011, generating our January 2011 financial statements on the system;

6)	In February 2011, management migrated all of its non-system generated journal entries to Microsoft Dynamics; and

7)	Future phases of the implementation are planned in 2011, each of which progressively mitigate and address the control deficiencies present in the Company’s legacy accounting systems.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The information set forth above in Note 10 to the Condensed Consolidated Financial Statements is incorporated herein by reference.

ITEM 1A.   RISK FACTORS

A description of factors that could materially affect our business, financial condition or operating results is included in Item 1A of Part I of the Company’s 2010 Form 10-K and is incorporated herein by reference.  There have been no material changes in the Company’s risk factors during the fiscal quarter ended April 2, 2011 from those previously reporting in the 2010 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

The following disclosure is provided in response to the requirements of Form 8-K:

Item 2.02.  On May 17, 2011, the Company issued a press release announcing its unaudited financial results for its fiscal quarter ended April 2, 2011.  The press release is included as Exhibit 99.1 hereto.  The information furnished pursuant to this Item 2.02, including the exhibit related thereto, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any disclosure document of the Company, except as shall be expressly set forth by specific reference in such document.

ITEM 6.   EXHIBITS

The following exhibits are filed with this report:

Exhibit No.	Description
10.1	Amendment to Agreement for the Provision of Services, dated November 29, 2010, by and between the Registrant and AlixPartners, LLP. **
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
99.1	First Quarter Fiscal Year 2011 Financial Results Press Release

**  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARK HOLDINGS INC.

Dated: May 17, 2011	By:	/s/ Gregory E. Burns
Gregory E. Burns
Chief Executive Officer

Dated: May 17, 2011	By:	/s/ Kevan D. Bloomgren
Kevan D. Bloomgren
Chief Financial Officer