Form 10-K/A
period 2011-01-01
Clark Holdings Inc.
filed 2011-07-15
CIK 1338401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                            to

Commission file number 001-32735

CLARK HOLDINGS INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-2089172
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

121 New York Avenue, Trenton NJ 08638
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code (609) 396-1100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $.0001 par value per share	NYSE Amex

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of voting and non-voting common stock of the issuer held by non-affiliates on July 3, 2010 was $1,986,326.

As of March 31, 2011, we had 12,032,193 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our annual report on Form 10-K for the fiscal year ended January 1, 2011, which was originally filed on April 14, 2011 (the “Original 10-K”). We are filing this Amendment solely for the following reasons:

(i)
To include, as Exhibit 10.18 to this Amendment, a revised copy of the Agreement for the Provision of Services, dated November 29, 2010, by and between us and AlixPartners, LLP. The copy of the agreement filed with the Original 10-K omitted certain portions of the agreement pursuant to a request for confidential treatment. In response to comments from the staff of the Securities and Exchange Commission on the request for confidential treatment, we are filing the revised copy to include certain of the previously omitted portions.

(ii)	To supplement the disclosure under Item 13 of Part III of the Original 10-K.

In addition, we are including (a) as Exhibits 31.1 and 31.2 to this Amendment, new certifications of our principal executive officer and our principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and (b) as Exhibit 32 to this Amendment, a new certification of our principal executive officer and our principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Accordingly, we are including in this Amendment only the disclosure required under Item 13 of Part III and Item 15 of Part IV of Form 10-K.

Except as set forth above, we are not amending, updating or otherwise modifying the Original 10-K. Except as otherwise indicated, this Amendment does not reflect events occurring after April 14, 2011, the date of the Original 10-K, or modify or update any disclosures that may have been affected by subsequent events.

Part III

Item 13.	Directors, Executive Officers and Corporate Governance.

The information set forth in the sections entitled “Independence of Directors” and “Transactions with Related Persons” in Item 10 of Part III of the Original 10-K is incorporated herein by reference.

AlixPartners Agreement

On November 29, 2010, we entered into an Agreement for the Provision of Services with AlixPartners, LLP (“AlixPartners”), which was subsequently amended on March 30, 2011 and July 14, 2011 (as amended, the “Consulting Agreement”). Pursuant to the Consulting Agreement, we engaged AlixPartners to provide us with strategic advisory services, including making Christian B. Cook available to serve as our Interim President and Chief Operating Officer. The term of the engagement runs through July 31, 2011, with an option for us to extend the engagement through September 2011. Through June 30, 2011, AlixPartners had earned $555,000 in fees from us for the engagment and had invoiced us for $51,683 in reimbursable out-of-pocket expenses in connection therewith. We will pay AlixPartners a fee of $70,000, plus expenses, for its services in July, and a fee of $55,000, plus expenses, for its services in August. The fees for August will be reduced on a pro rata basis in the event we opt to terminate the services prior to the end of the month. We will pay AlixPartners on an hourly basis, at $620 an hour, plus expenses, in the event we opt to continue the services into September. In addition, if the Company is sold during the term of the engagement or during the twelve months after the engagement is completed or terminated, AlixPartners will be entitled to receive an additional fee in an amount that increases with the total purchase price paid for the Company, up to a maximum of $490,000. Mr. Cook has been a Director of AlixPartners since November 2007 and, in accordance with the Consulting Agreement, has been our Interim President and Chief Operating Officer since December 15, 2010.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	List of documents filed as a part of this Amendment:

(3)	Exhibits:

Exhibit No.	Description	Incorporated by Reference From
2.1	Stock Purchase Agreement, dated as of May 18, 2007, and amended on November 1, 2007, by and among Registrant, The Clark Group, Inc. and the stockholders of The Clark Group, Inc.	Definitive Proxy Statement filed 1/28/2008

3.1	Amended and Restated Certificate of Incorporation of Registrant.	Form 8-K filed 3/7/2008

3.2	Bylaws of the Registrant.	Form 8-K filed 1/2/2008

4.1	Specimen Common Stock Certificate.	Form 8-K filed 3/7/2008

10.1	Form of Stock Transfer Agency Agreement entered into by and between The Bank of New York and the Registrant.	Form S-1 filed 2/21/2006

10.2	Form of Registration Rights Agreement among the Registrant and the stockholders listed on the signature page thereto.	Form S-1/A filed 2/9/2006

10.3	Agreement dated February 1, 2008, among Clark-GLAC Investment, LLC, James J. Martell, Gregory E. Burns, Maurice Levy, Mitchel Friedman and the Registrant.	Form 8-K filed 2/1/2008

10.4	Agreement dated February 1, 2008, among James J. Martell, Gregory E. Burns, Donald McInnes, Charles Royce, Edward Cook and the Registrant.	Form 8-K filed 2/1/2008

10.5	Agreement dated February 8, 2008, among Clark-GLAC Investment, LLC, James J. Martell, Gregory E. Burns, Charles Royce and Mitchel Friedman, and the Registrant.	Form 8-K filed 2/20/2008

10.6	Stockholder Escrow Agreement, dated February 12, 2008, by and among the Registrant, the parties listed under Stockholders on the signature page thereto and The Bank of New York.	Definitive Proxy Statement filed 1/28/2008

10.7	Registrant’s 2007 Long-Term Incentive Equity Plan.	Definitive Proxy Statement filed 1/28/2008

Exhibit No.	Description	Incorporated by Reference From
10.8	Employment Agreement, dated October 27, 2009, by and between The Clark Group, Inc. and Charles H. Fischer III.	Form 10-K/A filed 5/3/2010

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

10.1
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
Form 10-Q filed 5/24/2010

Exhibit No.	Description	Incorporated by Reference From
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
Form 10-K filed 4/14/2011

10.16	Agreement for Advisory Services, effective September 14, 2010, by and between the Registrant and Everest Group International LLC.	Form 10-Q filed 11/16/2010

10.17	Amendment to Employment Letter Agreement, dated November 4, 2010, by and between the Registrant and Kevan Bloomgren.	Form 8-K filed 11/10/2010

10.18	Agreement for the Provision of Services, dated November 29, 2010, by and between the Registrant and AlixPartners, LLP.*	Filed herewith.

10.19	Description of Management Bonus Compensation Policy.	Form 10-K filed 4/14/2011

14.1	Registrant’s Code of Ethics.	Form S-1/A filed 2/21/2006

21.1	List of Subsidiaries.	Form 8-K filed 3/7/2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

99.1	Fiscal 2010 Financial Results Press Release.	Form 10-K filed 4/14/2011

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

Dated: July 15, 2011