Form 10-Q/A
period 2011-04-02
Clark Holdings Inc.
filed 2011-08-04
CIK 1338401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

As of July 29, 2011, we had 12,032,193 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends our quarterly report on Form 10-Q for the quarterly period ended April 2, 2011, which was originally filed on May 17, 2011 (the “Original 10-Q”). We are filing this Amendment solely to include, as Exhibit 10.1 to this Amendment, a revised copy of the Amendment to the Agreement for the Provision of Services, dated March 31, 2011, by and between us and AlixPartners, LLP. The copy of the agreement filed with the Original 10-Q omitted certain portions of the agreement pursuant to a request for confidential treatment. In response to comments from the staff of the Securities and Exchange Commission on the request for confidential treatment, we are filing the revised copy to include certain of the previously omitted portions. In addition, we are including (a) as Exhibits 31.1 and 31.2 to this Amendment, new certifications of our principal executive officer and our principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and (b) as Exhibit 32 to this Amendment, a new certification of our principal executive officer and our principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Accordingly, we are including in this Amendment only the disclosure required under Item 6 of Part II of Form 10-Q.

Except as set forth above, we are not amending, updating or otherwise modifying the Original 10-Q. Except as otherwise indicated, this Amendment does not reflect events occurring after May 17, 2011, the date of the Original 10-Q, or modify or update any disclosures that may have been affected by subsequent events.

PART II
OTHER INFORMATION

Item 6.	Exhibits.

Exhibit No.	Description
10.1*	Amendment to the Agreement for the Provision of Services, dated March 31, 2011, by and between us and AlixPartners, LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARK HOLDINGS INC.

By:	/s/ Kevan D. Bloomgren
Kevan D. Bloomgren
Chief Financial Officer (Principal Financial
Officer)

Dated: August 3, 2011