Form 10-Q
period 2011-07-02
Clark Holdings Inc.
filed 2011-08-15
CIK 1338401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorted period that the registrant was required to submit and post such files).  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

As of August 12, 2011, we had 12,032,193 shares of common stock issued and outstanding.

CLARK HOLDINGS INC.
AND SUBSIDIARIES

FORM 10-Q
FOR THE QUARTER ENDED JULY 2, 2011

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CLARK HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	July 2, 2011	January 1, 2011
ASSETS
CURRENT ASSETS:
Cash	$31	$146
Accounts receivable, net	4,711	4,953
Income tax receivable	389	389
Other receivables	76	141
Prepaid expenses	784	730
Deferred tax assets-current	537	537
Total Current Assets	6,528	6,896

PROPERTY AND EQUIPMENT, net of accumulated depreciation	1,484	1,678

INTANGIBLE ASSETS, net of accumulated amortization	12,356	12,990

TOTAL ASSETS	$20,368	$21,564

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long term debt	$2,221	$2,557
Accounts payable	5,521	5,687
Accrued expenses and other payables	3,876	4,312
Total Current Liabilities	11,618	12,556

DEFERRED TAX LIABILITIES-NON-CURRENT	2,765	2,896

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock-$.0001 par value; 1,000,000 shares authorized; none issued	–	–
Common stock-$.0001 par value; 40,000,000 shares authorized; 10,858,755 issued and outstanding at July 2, 2011 and January 1, 2011.	1	1
Additional paid-in capital	73,607	73,574
Accumulated deficit	(67,623)	(67,463)
Total Shareholders' Equity	5,985	6,112

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$20,368	$21,564

See accompanying notes to condensed consolidated financial statements.

CLARK HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except share and per share data)

	13 Weeks Ended		26 Weeks Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Gross Revenues	$15,074	$17,311	$30,089	$31,865

Freight expense	(9,974)	(12,101)	(19,839)	(22,169)
Depreciation and amortization	(422)	(413)	(840)	(820)
Operating, selling and administrative expense	(4,803)	(5,141)	(9,727)	(10,531)
Restructuring charges	(43)	(218)	9	(285)
Impairment charge	–	(594)	–	(594)
Operating loss	(168)	(1,156)	(308)	(2,534)

Interest income	–	–	–	2
Interest expense	(40)	(39)	(75)	(80)
Loss before income taxes	(208)	(1,195)	(383)	(2,612)
Benefit for income taxes	91	910	164	1,425

Loss from continuing operations	$(117)	$(285)	$(219)	$(1,187)
Income (loss) from discontinued operations, net of tax	14	(364)	59	(715)
Net loss	$(103)	$(649)	$(160)	$(1,902)

Basic & diluted income (loss) per share
Loss from continuing operations	$(0.01)	$(0.03)	$(0.02)	$(0.11)
Income (loss) from discontinued operations	–	(0.03)	0.01	(0.07)
Net loss	$(0.01)	$(0.06)	$(0.01)	$(0.18)

Weighted average shares used to compute income (loss) per share
Basic and diluted	10,858,755	10,858,755	10,858,755	10,858,755

See accompanying notes to condensed consolidated financial statements

CLARK HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	26 Weeks Ended
	July 2, 2011	July 3, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(160)	$(1,902)
Income (loss) from discontinued operations	59	(715)
Loss from continuing operations	$(219)	$(1,187)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	204	196
Amortization	634	624
Stock-based compensation expense	33	49
Impairment charges	–	594
Deferred income tax benefit	(131)	(1,425)
Loss on disposition of fixed assets	16	–
Provision for doubtful accounts and allowances	95	163
Changes in operating assets and liabilities:
Accounts receivable	172	(1,833)
Taxes receivable	–	(616)
Other receivables	8	206
Prepaid expenses	(54)	(455)
Accounts payable	22	2,046
Accrued expenses and other payables	(422)	(441)
Net cash provided by (used in) operating activities from continuing operations	$358	$(2,079)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(26)	(210)
Proceeds from disposal of assets	–	80
Net cash used in investing activities from continuing operations	$(26)	$(130)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of term loan	–	(2,895)
Net bank credit line (repayments) proceeds	(336)	3,428
Decrease in restricted cash	–	718
Net cash (used in) provided by financing activities from continuing operations	$(336)	$1,251

CASH FLOWS FROM DISCONTINUED OPERATIONS
Net cash used in operating activities	(111)	(808)
Net cash used in investing activities	–	–
Net cash provided by financing activities	–	–
Net cash used by discontinued operations	$(111)	$(808)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(115)	(1,766)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	146	2,879

CASH, END OF PERIOD	$31	$1,113

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$88	$80
Income taxes paid	$70	$–

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

The condensed consolidated financial statements include the accounts of Clark Holdings Inc., a Delaware corporation, and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  As of July 2, 2011, there have been no significant changes to any of the Company’s accounting policies as set forth in the Annual Report on Form 10-K for the year ended January 1, 2011.

The results of operations for the 13 and 26 weeks ended July 2, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the full year ending December 31, 2011.

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

As reflected in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $160,000 for the 26 weeks ended July 2, 2011.  During 2010, management completed a series of cost reduction initiatives, including closure of its brokerage division, a management reorganization of its international division, several reductions in workforce, and a wage freeze and a wage reduction.  Collectively, these initiatives reduced the Company’s annual operating costs by about $8 million.  In addition, the Company reduced capital expenditure budgets and amended its credit facility agreement on March 25, 2011 (Note 5).  The Company continues to pursue a number of initiatives to further reduce its costs and increase its revenues.  While management believes that these actions taken to improve the Company’s operating and financial requirements will allow the Company to sustain its future operations and meet its financial covenants, further steps may need to be taken if the above actions prove to be insufficient.

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Liquidity.  The Company generally funds its obligations using cash from operations and, from time to time, advances under its line of credit.  During the 26 weeks ended July 2, 2011, the Company's cash from operations was sufficient to meet its obligations.  Advances during prior periods, however, have resulted in a balance of $2,221,000 on its line of credit.  In addition, because the Company does not have significant cash available, the Company periodically draws on its line of credit in order to meet liquidity needs that arise due to timing issues.  Because the Company has experienced pre-tax losses during the 26 weeks ended July 2, 2011, there can be no assurance that the Company will continue to meet the financial covenants required by its line of credit.  If, due to a breach of the financial covenants, the line of credit is no longer available, the Company may be unable to meet its obligations as they come due.  In addition, the lender would be entitled to accelerate the loan and there can be no assurance that the Company will have sufficient assets to repay it.

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

Cash.  On the Condensed Consolidated Statements of Cash Flows, the beginning of period balance for the reported 26 weeks ended July 3, 2010 includes cash and cash equivalents.  All other beginning and end of period balances reflect only cash.

Restricted Cash.  At January 2, 2010, $718,000 of bank deposits were classified as restricted as collateral for outstanding letters of credit issued by the Company’s former bank.  On March 18, 2010, the restricted cash was released as part of the Company’s refinancing of its bank credit facility (see Note 5) and the proceeds were used to pay down the bank line.

Accounts Receivable – Accounts receivable are recorded at management's estimate of net realizable value.  Management evaluates the adequacy of the allowance for uncollectible accounts on a customer specific basis.  These factors include historical trends, general and specific economic conditions and local market conditions.  Accounts are written off when management determines collection is doubtful.  See Note 3 for details regarding the Company’s allowance for uncollectible accounts at July 2, 2011, and January 1, 2011.

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

The Company evaluates the need for a deferred tax valuation allowance quarterly.  No valuation allowance was required as of July 2, 2011 and January 1, 2011 as it was deemed more likely than not that the Company’s deferred tax assets will be realized.  Although the Company incurred substantial losses before income taxes for the year ended January 1, 2011, management believes that it is more likely than not that the Company will recognize the deferred tax assets.  However, if future events change management’s assumptions and estimates regarding the Company’s future earnings, a significant deferred tax asset valuation allowance may have to be established.

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

•
Adoption of New Accounting Standards – In October 2009, the Financial Accounting Standards Board (“FASB”)  issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13), which amends Codification Topic 605, Revenue Recognition.  This update provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting.  This update also establishes a selling price hierarchy for determining the selling price of a deliverable.  The adoption of this authoritative guidance on January 2, 2011 did not materially impact the Company’s financial position, results of operations or cash flows.

There were no other accounting standards adopted during the 13 and 26 weeks ended July 2, 2011.

•
Standards Issued But Not Yet Effective – Other new pronouncements issued but not effective until after July 3, 2011 are not expected to have a material impact on the Company’s consolidated financial statements.

•
Proposed Amendments to Current Accounting Standards – Updates to existing accounting standards and exposure drafts, such as exposure drafts related to revenue recognition, lease accounting, loss contingencies, comprehensive income, and fair value measurements, that have been issued or proposed by FASB or other standards setting bodies that do not require adoption until a future date, are being evaluated by the Company to determine whether adoption will have a material impact on the Company’s consolidated financial statements.

NOTE 3 – CONDENSED CONSOLIDATED BALANCE SHEET COMPONENTS

($000s)		(Unaudited)
Accounts receivable, net		July 2, 2011	January 1, 2011
Continuing Operations:
Accounts receivable, gross		$5,578	$5,812
Allowance for doubtful accounts		(819)	(872)
Allowance for cargo claims		(48)	(17)
		$4,711	$4,923
Discontinued Operations:
Accounts receivable, gross		$142	$213
Allowance for doubtful accounts		(142)	(183)
		–	30
Accounts receivable, net		$4,771	$4,953

Property and Equipment, net	Useful Lives
Land		$71	$71
Building	40	465	465
Equipment	3 – 7 years	672	642
Furniture and fixtures	7 years	315	315
IT systems	3 years	895	895
Leasehold improvements	5 – 10 years	138	163
		2,556	2,551
Less: Accumulated depreciation and amortization		(1,072)	(873)
		$1,484	$1,678

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

Intangible Assets
Intangible assets as of January 1, 2011 and July 2, 2011 relate primarily to the estimated fair value of customer relationships acquired with respect to the Clark Group, Inc. acquisition.  The carrying values of these intangible assets are summarized below:

($000s)	Trade Names	Customer Relationships	Non-Compete Agreements	Intangible Asset Total
Net balance 1/1/2011	$2,314	$10,312	$364	$12,990
Amortization	–	(574)	(60)	(634)
Impairments	–	–	–	–
Net balance 7/2/2011	$2,314	$9,738	$304	$12,356

Customer relationships and non-compete agreements are being amortized over useful lives of twelve and five years, respectively.  Trade names are deemed an indefinite lived asset, not subject to amortization.   Amortization expense totaled $317,000 and $634,000 for the 13 and 26 weeks ended July 2, 2011, respectively.   Amortization expense totaled $312,000 and $624,000 for the 13 and 26 weeks ended July 3, 2010, respectively.  The following table shows the expected amortization expense for these intangible assets for each of the next five fiscal years:

($000s)
2011	$1,267
2012	1,267
2013	1,267
2014	1,146
2015	1,146
Thereafter	4,583
$10,676

Amortization expense is a non-cash expense recognized in the consolidated statement of operations.

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – DEBT

On March 5, 2010, the Company entered into a credit agreement with Cole Taylor Bank for a three year revolving line of credit.  Simultaneously with entering into the credit agreement, the Company terminated its prior credit agreement with BOA and made an initial draw under the new credit facility to repay then-outstanding loans from BOA.  The credit agreement with Cole Taylor Bank was subsequently amended on May 17, 2010, November 11, 2010 and March 25, 2011.  The credit agreement, as amended, provides for a revolving credit facility of up to $6,000,000, with a $1,000,000 sublimit for letters of credit.  Under the terms of the credit agreement, as amended, the Company may borrow up to the lesser of (i) $6,000,000 and (ii) an amount derived from the Company’s eligible accounts receivable less certain specified reserves and the value of outstanding letters of credit. The credit facility is collateralized by a first priority security interest in substantially all of the Company’s assets and requires payment of interest only during the facility’s three year term.  The interest rate on the line of credit varies based on the bank’s prime rate or LIBOR and is equal to the greater of 6.5% or the bank’s prime rate plus 2.5%, for borrowings based on the prime rate, or LIBOR plus 5%, for borrowings based on LIBOR.  At July 2, 2011 the applicable interest rate on amounts drawn under the line of credit was 6.5%.

The Company must comply with certain affirmative and negative covenants customary for a credit facility of this type, including limitations on liens, debt, mergers, and consolidations, sales of assets, investments and dividends. The credit facility is also subject to financial covenants.  Pursuant to the amendment, the current financial covenant includes a Maximum Allowed Year-to-Date Cumulative Pre-Tax Loss covenant, as defined in the amendment, beginning with the Company’s fiscal quarter ended July 2, 2011.  This covenant applies until January 2012, when it is replaced with a Fixed Charge Coverage ratio covenant, as defined in the credit agreement, of no less than 1.05:1 calculated on a cumulative trailing twelve month date basis.  At July 2, 2011 the Company was in compliance with its financial covenant.  At January 1, 2011 the Company was not in compliance with its minimum cumulative EBITDA financial covenant, which was waived and replaced via the March 25, 2011 amendment.

At July 2, 2011, the Company had an outstanding balance of $2,221,000 drawn under its line of credit, with about $825,000 of undrawn availability.  As of January 1, 2011, the Company had an outstanding balance of $2,557,000 under the line of credit and approximately $457,000 of undrawn availability under the line of credit.

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

The following table sets forth the computation of the basic and diluted income (loss) per share:

	13 Weeks Ended		26 Weeks Ended
($000s)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Numerator for basic and diluted:
Loss from continuing operations	$(117)	$(285)	$(219)	$(1,187)
Income (loss) from discontinued operations	14	(364)	59	(715)
Net loss	$(103)	$(649)	$(160)	$(1,902)

Denominator :
For basic loss per common share – weighted average shares outstanding	10,858,755	10,858,755	10,858,755	10,858,755
Effect of dilutive securities - stock options, restricted stock units and warrants	–	–	–	–
For diluted loss per common share – weighted average shares outstanding adjusted for assumed exercises	10,858,755	10,858,755	10,858,755	10,858,755

Basic and diluted loss per share
Continuing operations	$(0.01)	$(0.03)	$(0.02)	$(0.11)
Discontinued operations	–	(0.03)	0.01	(0.07)
Net loss	$(0.01)	$(0.06)	$(0.01)	$(0.18)

The following options and warrants to purchase common stock were excluded from the computation of diluted loss per share for the 13 and 26 weeks ended July 2, 2011 and July 3, 2010 because they would be antidilutive as their exercise price was greater than the average market price of the common stock or as a result of the Company’s net loss for a reporting period:

	13 Weeks Ended		26 Weeks Ended
Anti-dilutive warrants and options:	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Warrants *	–	13,272,727	–	13,272,727
Founders’ shares *	1,173,438	1,173,438	1,173,438	1,173,438
Outstanding stock options	547,000	774,600	547,000	774,600
	1,720,438	15,220,765	1,720,438	15,220,765

* see Note 6 for a description of these securities.

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK-BASED COMPENSATION

The effect of recording stock-based compensation for the 13 and 26 weeks ended July 2, 2011 and July 3, 2010 was as follows:

	13 Weeks Ended		26 Weeks Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Stock-based compensation expense by type of award:
Employee stock options	$10,610	$16,909	$22,156	$33,462
Non-employee director stock options	1,645	7,056	11,168	15,850
Total stock-based compensation expense	$12,255	$23,965	$33,324	$49,312
Tax effect of stock-based compensation recognized	(4,671)	(9,155)	(12,868)	(18,837)
Net effect on net loss	$7,584	$14,810	$20,456	$30,475

Excess tax benefit effect on:
Cash flows from operations	$–	$–	$–	$–
Cash flows from financing activities	$–	$–	$–	$–
Effect on loss per share:
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

As of July 2, 2011, the unrecorded deferred stock-based compensation balance was $44,570 after estimated forfeitures and will be recognized over an estimated weighted average amortization period of about 1.4 years.  The Company granted no options during the 13 or 26 weeks ended July 2, 2011.  During the 13 weeks ended July 3, 2010, the Company granted 90,000 stock options with an estimated total grant-date fair value of $14,783 after estimated forfeitures.  During the 26 weeks ended July 3, 2010, the Company granted 140,000 stock options with an estimated total grant-date fair value of $26,610 after estimated forfeitures.

Valuation Assumptions

The Company estimates the fair value of stock options using a Black-Scholes option-pricing model.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and the straight-line attribution approach with the following weighted-average assumptions:

	13 Weeks Ended		26 Weeks Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Risk-free interest rate	–	3.0%	–	3.0%
Dividend yield	–	0.0%	–	0.0%
Expected stock price volatility	–	62%	–	62%
Average expected life of options	–	6.0 years	–	6.3 years

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

Under the Company’s 2007 Plan, 930,000 common shares are authorized for issuance through awards of options or other equity instruments.  As of July 2, 2011, 383,000 common shares were available for future issuance under the 2007 Plan.

The following table summarizes the stock option plan activity for the indicated periods:

	Number of Shares	Weighted Average Exercise Price
Balance outstanding at January 1, 2011	582,000	$0.91
26 weeks ended July 2, 2011:
Options granted	–	–
Options exercised	–	–
Options cancelled/expired/forfeited	(35,000)	0.64
Balance outstanding at July 2, 2011	547,000	$0.93

The options outstanding and exercisable at July 2, 2011 were in the following exercise price ranges:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life-Years	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price

$0.32 to $0.50	141,750	8.8	$0.38	47,250	$0.38
$0.56 to $0.87	355,250	7.9	0.70	179,583	0.72
$4.06	50,000	6.7	4.06	50,000	4.06
	547,000	8.0	$0.93	276,833	$1.26

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCK-BASED COMPENSATION (CONTINUED)

At July 2, 2011, none of the Company’s stock options were in-the-money.  At July 2, 2011, the aggregate intrinsic value of options outstanding and exercisable was $0.  No options were exercised during the 13 or 26 weeks ended July 2, 2011.

The weighted average grant date fair value of options granted during the 13 and 26 weeks ended July 3, 2010 was $0.20 and $0.25, respectively.

NOTE 9 – BUSINESS SEGMENTS

The Company operates two business segments, Domestic and International.  The Domestic segment consists of operations serving primarily print wholesale customers in North America.  The International segment consists principally of shipments outside North America.  Results for the now discontinued Brokerage segment are reflected as discontinued operations.

Financial information on business segments for the 13 weeks ended July 2, 2011, and July 3, 2010, is as follows:

For 13 Weeks Ended July 2, 2011
($000s)	Domestic	International	Continuing Operations	Discontinued Operations
Gross revenues	$11,791	$3,283	$15,074	$(2)
Freight expense	(7,721)	(2,253)	(9,974)	–
Operating, selling and administrative expense (a)	(3,900)	(903)	(4,803)	26
Restructuring expense	(43)	–	(43)	–
Loss from operations before depreciation, amortization, interest and taxes	$127	$127	$254	$24

Total assets	$17,150	$3,218	$20,368	$–
Capital expenditures	$26	$–	$26	$–

For 13 Weeks Ended July 3, 2010
($000s)	Domestic	International	Continuing Operations	Discontinued Operations
Gross revenues	$12,349	$4,962	$17,311	$1,526
Freight expense	(8,360)	(3,741)	(12,101)	(1,364)
Operating, selling and administrative expense (a)	(3,880)	(1,261)	(5,141)	(768)
Impairment charge	(594)	–	(594)	–
Restructuring charge	(180)	(38)	(218)	–
Income from operations before depreciation, amortization, interest and taxes	$(665)	$(78)	$(743)	$(606)

Total assets	$20,608	$4,180	$24,788	$1,193
Capital expenditures	$38	$40	$78	$21

(a)
All corporate overhead services (accounting, finance, billing and customer service, information technologies) and all public company costs are included in domestic operating, selling and administrative expense.

CLARK HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – BUSINESS SEGMENTS (CONTINUED)

Financial information on business segments for the 26 weeks ended July 2, 2011, and July 3, 2010, is as follows:

For 26 Weeks Ended July 2, 2011
($000s)	Domestic	International	Continuing Operations	Discontinued Operations
Gross revenues	$23,351	$6,738	$30,089	$1
Freight expense	(15,303)	(4,536)	(19,839)	–
Operating, selling and administrative expense (a)	(7,903)	(1,824)	(9,727)	97
Restructuring (expense) benefit	(43)	52	9	–
Loss from operations before depreciation, amortization, interest and taxes	$102	$430	$532	$98

Total assets	$17,150	$3,218	$20,368	$–
Capital expenditures	$26	$–	$26	$–

For 26 Weeks Ended July 3, 2010
($000s)	Domestic	International	Continuing Operations	Discontinued Operations
Gross revenues	$23,674	$8,191	$31,865	$2,512
Freight expense	(16,001)	(6,168)	(22,169)	(2,241)
Operating, selling and administrative expense (a)	(7,945)	(2,586)	(10,531)	(1,463)
Impairment charge	(594)	–	(594)	–
Restructuring charge	(237)	(48)	(285)	–
Income from operations before depreciation, amortization, interest and taxes	$(1,103)	$(611)	$(1,714)	$(1,192)

Total assets	$20,608	$4,180	$24,788	$1,193
Capital expenditures	$69	$40	$109	$21

(b)
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

On December 17, 2010, Clark Distribution Systems, Inc. (“CDS”), an indirect wholly-owned subsidiary of the Company, filed a complaint in the U.S. District Court for the Middle District of Pennsylvania against ALG Direct, Inc. (“ALG”) seeking approximately $1,012,000 in damages for breach of contract, based on ALG’s failure to pay amounts due for services rendered by CDS under a transportation services agreement between CDS and ALG and for negligent misrepresentation by ALG.  On April 8, 2011, ALG filed a complaint in the U.S. District Court for the Northern District of Illinois against The Clark Group, Inc. (“Clark Group”), a direct wholly owned subsidiary of the Company.  On July 14, 2011 the Company’s motion to dismiss the Northern District of Illinois case and transfer it to the Middle District of Pennsylvania for combination with the original litigation was granted.  In its counter claims, ALG is seeking approximately $1,500,000 in damages for breach of contract, alleging that CDS failed to perform its obligations as contemplated by the transportation services agreement and a related letter of intent and sublease between the parties.  ALG is also seeking unspecified damages for breach of the sublease, alleging that CDS denied ALG proper use of the premises.

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

Other than the above, as of July 2, 2011, the Company was not a party to any material pending legal proceeding, other than ordinary routine litigation incidental to its business.

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

Refer to Note 9 to the Condensed Consolidated Financial Statements for additional information regarding the significant components of discontinued brokerage operations results of operations for the 13 and 26 weeks ended July 2, 2011 and July 3, 2010.  Other than trade receivables, trade payables and accrued obligations, including those resulting from severance and of lease exit costs, the division had no other material assets or obligations.  Other costs associated with exit or disposal activities are recorded when incurred.

The major classes of assets and liabilities included in Condensed Consolidated Balance Sheets for the discontinued brokerage division as of July 2, 2011 and January 1, 2011 were as follows:

($000s)	July 2, 2011	January 1, 2011
Current assets	$–	$39
Non-current assets	–	–
Total Assets	$–	$39

Current liabilities	$254	$454
Non-current liabilities	–	–
Total Liabilities	$254	$454

NOTE 12 – RESTRUCTURING CHARGES

During the 13 weeks ended July 2, 2011 the Company realized $43,000 of charges associated with severance obligations.  During the 26 weeks ended July 2, 2011 the Company realized $9,000 of net benefit associated with restructuring obligations that were settled for less than original estimates.  During the 13 and 26 weeks ended July 3, 2010, the Company recognized severance and related costs totaling $218,000 and $285,000, respectively.  These costs and benefits were incurred as a result of a plan to improve the Company’s profitability through reduced operating costs.

The table below reconciles the beginning and ending liability balances in connection with restructuring charges recorded during the 13 weeks ended July 2, 2011 in continuing and discontinued operations:

($000s) Severance and lease exit obligations	Balances at Beginning of Period	Restructuring Charge	Cash Payments	Balances at End of Period
Continuing operations	$79	$(43)	$(92)	$30
Discontinued operations	10	-	(8)	2
	$89	$(43)	$(100)	$32

The above liability balances at July 2, 2011 are included in accrued expenses and other payables in the accompanying Condensed Consolidated Balance Sheets.  Cash payments to be applied against these accruals at July 2, 2011 are expected to be approximately $32,000 during the remainder of 2011.

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

EXECUTIVE SUMMARY

As reflected in the accompanying Condensed Consolidated Financial Statements, the Company experienced net losses of $103,000 and $160,000 for the 13 and 26 weeks ended July 2, 2011, including the results of discontinued operations.  This compares with a net loss of $649,000 and $1,902,000 for the comparative year ago period, the 13 and 26 weeks ended July 3, 2010, including the results of discontinued operations.

Items Affecting Comparability
The following non-recurring items are included in and significantly impacted the Company’s comparative reported results of operations for the 13 and 26 weeks ended July 2, 2011 and July 3, 2010:

Strategic Advisory and Alternatives Exploration Costs.  On November 29, 2010 the Company engaged AlixPartners, LLP as strategic advisors.  On February 14, 2011, the Company announced that its Board of Directors unanimously decided to explore financial and strategic alternatives to enhance shareholder value, including the possible sale or merger of the Company.  The Board of Directors retained Eve Partners, LLC to assist it in the evaluation of these alternatives.  During the 13 and 26 weeks ended July 2, 2011, the Company incurred advisory and related professional fees associated with these initiates totaling $424,000 (about $254,000 after tax) and $753,000 (about $452,000 after tax), respectively.  These costs are included in the Company’s 2011 Operating, Selling, General and Administrative Expense in the Condensed Consolidated Statements of Operations.  The Company incurred no similar costs in the comparative year ago periods ended July 3, 2010.  There can be no assurance that the exploration of strategic alternatives will result in any transaction.

Discontinued Operations.  For the 13 and 26 weeks ended July 2, 2011, the Company recognized income of $24,000 ($14,000 after tax) and $98,000 ($59,000 after tax), respectively, associated with its now discontinued brokerage division.  In the comparative year ago period, the 13 and 26 weeks ended July 3, 2010, the Company incurred losses of $607,000 ($364,000 after tax) and $1,192,000 ($715,000 after tax) related to the discontinued brokerage division.  As discussed in Note 11 to the Consolidated Financial Statements, management decided in August 2010 to cease the Company’s brokerage operations.

Severance & Restructuring Charges.  During the 13 weeks ended July 2, 2011, the Company recognized $43,000 (about $26,000 after tax) of expense associated with severance costs.  During the 26 weeks ended July 2, 2011, the Company recognized $9,000 (about $5,000 after tax) of benefit associated with severance and lease exit obligations that were settled for less than original estimates.  These compare with $218,000 (about $131,000 after tax) and $285,000 (about $171,000 after tax) of restructuring charges, respectively, recognized during the 13 and 26 weeks ended July 3, 2010.  Collectively, the reductions in force and facility closings that generated these obligations were part of a plan to reduce costs and improve the Company’s profitability.

Impairment Charge.  During the comparative 13 and 26 weeks ended July 3, 2010, the Company recognized $594,000 of impairment charges related to abandoned IT investments not yet placed into service.  The Company recognized no similar charges in the current fiscal year.

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

In December 2010 the Company began its most recent profit improvement initiative.  This plan was comprised of three elements: (1) selective price increases for services provided by the Company; (2) initiatives to improve the utilization and reduce costs of the Company’s purchased transportation; and (3) reduce the Company’s operating, selling and administrative costs, primarily through reductions in compensation and benefits costs.  By the end of the Company’s most recent fiscal quarter ended July 2, 2011, this initiative had been fully implemented.  The annualized run-rate improvement from this most recent initiative is estimated to exceed $2,000,000.

Management believes that these actions taken to improve the Company’s operating and financial performance will allow the Company to sustain its future operations and achieve profitability.  Throughout the Company, management remains focused on efforts to continue to improve the Company’s profitability and financial position.

Line of Credit
The Company has a line of credit with Cole Taylor Bank.  The Company’s credit agreement with Cole Taylor Bank, as amended, requires the Company to comply with certain affirmative and negative covenants customary for a credit facility of this type, including limitations on liens, debt, mergers, and consolidations, sales of assets, investments and dividends. The Company’s credit facility is also subject to financial covenants.   At January 1, 2011, the Company was not in compliance with its financial covenant, which was waived via the March 25, 2011 amendment.  At July 2, 2011 the Company was in compliance with its financial covenant.  The credit agreement and the financial covenant are described more fully later in this section in the discussion titled “Liquidity and Capital Resources.”

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

The table and the accompanying discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements.

Results from Continuing Operations	Fiscal Year 2011		Fiscal Year 2010
($000, except per share data)	1st	2nd	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Gross revenues	$15,015	$15,074	$14,554	$17,311	$17,052	$16,029
Freight expense	9,865	9,974	10,067	12,101	12,134	11,229
Net revenue	$5,150	$5,100	$4,487	$5,210	$4,918	$4,800
Gross Margin %	34.3%	33.8%	30.8%	30.1%	28.8%	29.9%
Loss from operations (a)(b)	$(140)	$(168)	$(1,377)	$(1,157)	$(1,073)	$(1,368)
Operating margin	(0.9)%	(1.1)%	(9.5)%	(6.7)%	(6.3)%	(8.5)%
Net loss (a)(b)	$(102)	$(117)	$(902)	$(285)	$(696)	$(836)
Net margin	(0.7)%	(0.8)%	(6.2)%	(1.7)%	(4.1)%	(5.2)%
Diluted loss per share	$(0.01)	$(0.01)	$(0.08)	$(0.03)	$(0.06)	$(0.08)

(a)
First, second, third, and fourth quarter 2010 includes pretax restructuring charges of $67, $218, $324, and $17 (about $40, $131, $194, and $10 after tax), respectively.  In the first quarter 2011, the Company realized $52 of restructuring benefit (about $31 after tax).  Second quarter 2011includes a pretax restructuring charge of $43 (about $26 after tax).

(b)	Second quarter 2010 includes non-cash impairment charge of $594 (about $356 after tax) associated with an abandoned IT investment.

See Note 9 to the Condensed Consolidated Financial Statements for a summary of comparative operating results for the Company’s reportable segments.

RESULTS OF OPERATIONS FOR THE 13 AND 26 WEEKS ENDED JULY 2, 2011 AND JULY 3, 2010

Gross Revenues.   For the 13 weeks ended July 2, 2011, as compared to the same period last year, gross revenues decreased by $2,237,000 or 13% from $17,311,000 to $15,074,000.   For the 26 weeks ended July 2, 2011, as compared to the same period last year, gross revenues decreased by $1,776,000 or 6% from $31,865,000 to $30,089,000.  These decreases were primarily driven by lower year-over-year general commodities import revenues resulting from the Company’s decision to exit this competitive low-margin international business, partially offset by growth of the Company’s core print media and reverse logistics services business.  As described above in the “Executive Summary,” our core print media business is sensitive to the economy and in particular to the level of print media advertising, fuel prices, and other factors that can impact the price of transportation services.

Net Revenues.  For the 13 weeks ended July 2, 2011, as compared to the same period last year, net revenues decreased by $110,000 or 2% from $5,210,000 to $5,100,000.  This decrease was driven by the lower year-over-year general commodities import revenues, as discussed above, partially offset by a more favorable sales mix and from initiatives to reduce purchased transportation costs, improve transportation utilization, and recently implemented price increases.  For the 26 weeks ended July 2, 2011, as compared to the same period last year, net revenues increased by $553,000 or 6% from $9,697,000 to $10,250,000.  This increase was primarily driven by improvements in the Company’s gross margins resulting from initiatives to reduce purchased transportation costs, improve transportation utilization, recently implemented price increases, and a favorable shift in sales mix resulting from reduced sales volume of lower margin services.

Gross Margin.  Consolidated gross margin for the 13 weeks ended July 2, 2011, compared to the same period last year, increased by 370 basis points to 33.8% from 30.1%.  Consolidated gross margin for the 26 weeks ended July 2, 2011, compared to the same period last year, increased by 370 basis points to 34.1% from 30.4%.  These improvements were primarily driven by improvements in the Company’s gross margins resulting from initiatives to reduce purchased transportation costs, improve transportation utilization, recently implemented price increases, and a favorable shift in sales mix resulting from reduced sales volume of lower margin services.

Our margins reflect a portfolio mix of the services we provide as well as the direct variable costs of providing those services to our customers.  Generally, the Company’s domestic and international core print media operations generate better margins than those provided by its more competitive international general commodity import services.  Margins within the Company’s various divisions and lines of business can vary quite significantly.  As a result, the Company’s margins can vary materially, not only as a function of divisional sales mix, but of the sales mix within each division based on the growth or contraction of its sales volume associated with each transportation service offering.  Accordingly, it is reasonable to expect continued variability in the Company’s margins, both favorable and unfavorable, as a result of changes in sales mix and market forces.

Operating, Selling, General and Administrative Expense.  Operating, selling, general and administrative expense, exclusive of depreciation and amortization and restructuring charges, for the 13 weeks ended July 2, 2011, compared to the same period last year, decreased by $338,000, or 7%, to $4,803,000 from $5,141,000.  Operating, selling, general and administrative expense, exclusive of depreciation and amortization and restructuring charges, for the 26 weeks ended July 2, 2011, compared to the same period last year, decreased by $804,000, or 8%, to $9,727,000 from $10,531,000.

As discussed in more detail in the Executive Summary, during the 13 and 26 weeks ended July 2, 2011, the Company incurred strategic advisory and related professional fees associated with its exploration of strategic alternatives.  For the 13 and 26 weeks ended July 2, 2011 these costs, included in Operating, Selling, General and Administrative Expense, totaled $424,000 (about $254,000 after tax) and $753,000 (about $452,000 after tax), respectively.  The Company incurred no similar costs in the comparative year ago periods ended July 3, 2010.  Adjusting for these non-recurring costs, the Company’s core operating, selling, general and administrative expense, exclusive of depreciation and amortization and restructuring charges for the 13 weeks ended July 2, 2011, compared to the same period last year, would have decreased by $762,000, or 15%, to $4,379,000 from $5,141,000.  Also adjusted for these non-recurring costs, the Company’s core operating, selling, general and administrative expense, exclusive of depreciation and amortization and restructuring charges would have decreased by $1,557,000, or 15%, to $8,974,000 from $10,531,000 for the 26 weeks ended July 2, 2011.

The decrease in selling, general and administrative expense was primarily driven by our cost reduction efforts.  The operating, selling, general and administrative expense associated with each segment of our business is disclosed in Note 9 to the Condensed Consolidated Financial Statements.

Interest Expense.  For the 13 and 26 weeks ended July 2, 2011, we incurred interest expense of $40,000 and $75,000, respectively.  This compares with interest expense of $39,000 and $80,000, respectively, for the prior year’s 13 and 26 weeks ended July 3, 2010.  These changes were primarily the result of year-over-year differences in the amount drawn under the Company’s credit facility.

Income Taxes.  For the 13 and 26 weeks ended July 2, 2011, we recorded an income tax benefit related to continuing operations of $91,000 and $154,000, respectively.  This compares with an income tax benefit of $910,000 and $1,425,000, respectively, for the 13 and 26 weeks ended July 3, 2010.  Our effective blended state and federal tax rate varies due to the magnitude of various permanent differences between pretax income as set forth in the Condensed Consolidated Financial Statements and what is recognized as taxable income by various taxing authorities.

Net Loss.  For the 13 and 26 weeks ended July 2, 2011, we lost $103,000 ($0.01 per share basic and diluted) and $160,000 ($0.01 per share basic and diluted), inclusive of income from discontinued operations.  This compares with a net loss of $649,000 ($0.06 per share basic and diluted) and a net loss of $1,902,000 ($0.18 per share basic and diluted), inclusive of income from discontinued operations, for the 13 and 26 weeks ended July 3, 2010.  This year-over-year improvement is the result of the Company’s profit improvement efforts described above in the Executive Summary under the section titled Initiatives to Reduce Costs & Improve Profitability.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, which is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

For a description of critical accounting policies see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to the audited financial statements included in the Company’s 2010 Form 10-K.  There were no significant changes in the Company’s critical accounting policies during the 26 weeks ended July 2, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company generally funds its obligations using cash from operations and, from time to time, advances under its line of credit.  During the 26 weeks ended July 2, 2011, the Company's cash from operations was sufficient to meet its obligations.  Advances during prior periods, however, have resulted in a balance of $2,221,000 on its line of credit.  In addition, because the Company does not have significant cash available, the Company periodically draws on its line of credit in order to meet liquidity needs that arise due to timing issues.  Because the Company has experienced pre-tax losses during the 26 weeks ended July 2, 2011, there can be no assurance that the Company will continue to meet the financial covenants required by its line of credit.  If, due to a breach of the financial covenants, the line of credit is no longer available, the Company may be unable to meet its obligations as they come due.  In addition, the lender would be entitled to accelerate the loan and there can be no assurance that the Company will have sufficient assets to repay it.

During the 26 weeks ended July 2, 2011, our cash and cash equivalents decreased by $115,000 to $31,000.  $247,000 was generated by operating activities ($358,000 from continuing operations and $111,000 used by discontinued operations), $26,000 was used in investing activities, and $336,000 was used by financing activities, specifically the repayment of amounts previously drawn under the Company’s credit facility.  Net cash used in investing activities of $26,000 included the purchase of various equipment, representing a decrease of $184,000, or 88%, over the $210,000 invested during the comparative 26 weeks ended July 3, 2010.  These nominal capital investments were primarily funded by cash provided by operating activities.

We generated $358,000 of cash from our continuing operating activities during the 26 weeks ended July 2, 2011 as compared with $2,079,000 used during the comparative 26 weeks ended July 3, 2010.  The $358,000 of cash provided by operating activities during the 26 weeks ended July 2, 2011 resulted from a $219,000 loss from continuing operations, net non-cash charges totaling $851,000 and about $274,000 of cash used primarily to increase our non-cash working capital (current assets less cash and cash equivalents net of current liabilities). The most significant drivers behind the $274,000 increase in our non-cash working capital include: a $400,000 net decrease in our trade obligations and other accrued expenses and a $54,000 increase in our prepaid expenses.  These uses of cash were partially offset by cash provided from a $172,000 decrease in our accounts receivable and a $8,000 decrease in our other receivables.

On March 5, 2010, the Company entered into a credit agreement with Cole Taylor Bank for a three year revolving line of credit.  Simultaneously with entering into the credit agreement, the Company terminated its prior credit agreement with BOA and made an initial draw under the new credit facility to repay the then-outstanding loans from BOA.  The credit agreement with Cole Taylor Bank was subsequently amended on May 17, 2010, November 11, 2010 and March 25, 2011.  The credit agreement, as amended, provides for a revolving line of credit of up to $6,000,000, with a $1,000,000 sublimit for letters of credit.  Under the terms of the credit agreement, as amended, the Company may borrow up to the lesser of (i) $6,000,000 and (ii) an amount derived from the Company’s eligible accounts receivable less certain specified reserves and the value of outstanding letters of credit. The line of credit is collateralized by a first priority security interest in substantially all of the Company’s assets and requires payment of interest only during the line of credit’s three year term.  The interest rate on the line of credit varies based on the bank’s prime rate or LIBOR and is equal to the greater of 6.5% or the bank’s prime rate plus 2.5%, for borrowings based on the prime rate, or LIBOR plus 5%, for borrowings based on LIBOR.  At July 2, 2011 the applicable interest rate on amounts drawn under the line of credit was 6.5%.

At July 2, 2011, the Company had an outstanding balance of $2,221,000 drawn under its line of credit, with about $825,000 of undrawn availability.  As of January 1, 2011, the Company had an outstanding balance of $2,557,000 under the line of credit and approximately $457,000 of undrawn availability under the line of credit.

The Company must comply with certain affirmative and negative covenants customary for a credit facility of this type, including limitations on liens, debt, mergers, and consolidations, sales of assets, investments and dividends. The credit facility is also subject to financial covenants.  At January 1, 2011 the Company was not in compliance with its minimum cumulative EBITDA financial covenant, which was waived and replaced via the March 25, 2011 amendment.  Pursuant to the amendment, the Company is subject to a Maximum Allowed Year-to-Date Cumulative Pre-Tax Loss covenant, as defined in the amendment, beginning with the Company’s fiscal quarter ended July 2, 2011.  This covenant applies until January 2012, when it is replaced with a Fixed Charge Coverage ratio covenant, as defined in the credit agreement, of no less than 1.05:1 calculated on a cumulative trailing twelve month basis.

The Company’s 2011 Cumulative Pre-Tax Loss limits are as follows:

2011 Fiscal Period	Time Period	Maximum Allowed Year-to-Date Cumulative Pre-Tax Loss
1st Quarter	Thirteen (13) week period ending July 2, 2011	$(550,000)
April	Eighteen (18) week period ending May 7, 2011	$(500,000)
May	Twenty-two (22) week period ending June 4, 2011	$(450,000)
June	Twenty-six (26) week period ending July 2, 2011	$(450,000)
July	Thirty-one (31) week period ending August 6, 2011	$(450,000)
August	Thirty-five (35) week period ending September 3, 2011	$(450,000)
September	Thirty-nine (39) week period ending October 1, 2011	$(450,000)
October	Forty-four (44) week period ending November 5, 2011	$(450,000)
November	Forty-eight (48) week period ending December 3, 2011	$(450,000)
December	Fifty-two (52) week period ending December 31, 2011	$(450,000)

For the 26 weeks ended July 2, 2011, the Company reported an unaudited pre-tax loss of $285,000, including discontinued operations.  Accordingly, the Company may only incur $165,000 of additional cumulative pretax loses under the amended covenant for the remainder of the Company’s 2011 fiscal year.

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

SEASONALITY

While the Company’s revenues are generally not seasonal (as each quarter’s revenue approximates 25% of annual revenues), there may be on occasion special events (e.g., an historical event or death of a celebrity or other public figure) or a publisher’s release of a new publication that favorably impact tonnage and resulting revenues in a particular quarter.  While some special events occurred during the 13 and 26 weeks ended July 2, 2011 (e.g., the royal wedding and Elizabeth Taylor’s death), the financial significance of these events was not seasonally significant when viewed either from a historical perspective or relative to managements’ expectations for the occurance of similar events in the future.

MARKET RISK

We are exposed to various market risks, including changes in fuel prices, transportation costs, general levels of inflation, and interest rates.  Market risk is the potential loss arising from adverse changes in market rates and prices, such as transportation costs, fuel price inflation and interest rates.  There has been no material change in the Company’s market risk exposure during the 13 weeks ended July 2, 2011.

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

Interest Rate Risk
At July 2, 2011, we had about $2,221,000 of debt outstanding under our line of credit.  Interest expense under this line of credit is variable, based on its lender’s prime rate.  Accordingly, we are subject to interest rate risk in the form of greater interest expense in the event of rising interest rates.  We estimate that a 10% increase in interest rates, based on our present level of borrowings, would result in the Company incurring about $14,000 pretax ($8,000 after tax) of greater annual interest expense.

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

In our 2010 Form 10-K, we identified deficiencies in the Company’s accounting system with respect to integrated internal control and audit trail features typically found in modern commercial enterprise accounting solutions.  In management’s opinion, these deficiencies increase the risk, beyond more than a remote likelihood, that a material misstatement of the Company’s financial statements might not be prevented, detected, and corrected on a timely basis, despite compensating controls implemented by management.

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

2)	We negotiated a multi-year agreement with a respected commercial SAS 70 compliant to software-as-a-service provider to manage our Microsoft Dynamics installation;

3)	We engaged an experienced systems implementation consultant to assist us;

4)	We designed, configured and uploaded a new chart of accounts that should assist us in achieving our internal and external financial reporting objectives;

5)	We completed the first phase out our implementation of Microsoft Dynamics in January 2011, generating our January 2011 financial statements on the system; and

6)	In February 2011, management migrated all of its non-system generated journal entries to Microsoft Dynamics.

Future phases of the implementation are planned in late 2011, each of which progressively mitigate and address the control deficiencies present in the Company’s legacy accounting systems.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The information set forth above in Note 10 to the Condensed Consolidated Financial Statements is incorporated herein by reference.

ITEM 1A.   RISK FACTORS

A description of factors that could materially affect our business, financial condition or operating results is included in Item 1A of Part I of the Company’s 2010 Form 10-K and is incorporated herein by reference.  There have been no material changes in the Company’s risk factors during the fiscal quarter ended July 2, 2011 from those previously reporting in the 2010 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  RESERVED

ITEM 5.  OTHER INFORMATION

The following disclosure is provided in response to the requirements of Form 8-K:

Item 2.02.  On August 15, 2011, the Company issued a press release announcing its unaudited financial results for its fiscal quarter ended July 2, 2011.  The press release is included as Exhibit 99.1 hereto.  The information furnished pursuant to this Item 2.02, including the exhibit related thereto, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any disclosure document of the Company, except as shall be expressly set forth by specific reference in such document.

ITEM 6.   EXHIBITS

The following exhibits are filed with this report:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
99.1	Second Quarter Fiscal Year 2011 Financial Results Press Release
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARK HOLDINGS INC.

Dated: August 15, 2011	By:	/s/ Gregory E. Burns
Gregory E. Burns
Chief Executive Officer

Dated: August 15, 2011	By:	/s/ Kevan D. Bloomgren
Kevan D. Bloomgren
Chief Financial Officer